Form 10-Q
period 2022-09-30
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2022-11-14
CIK 1356115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32921

NexPoint Diversified Real Estate Trust

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0139099
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)

(214) 276-6300

(Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.001 per share 5.50% Series A Cumulative Preferred Shares, par value $0.001 per share ($25.00 liquidation preference per share)	NXDT NXDT-PA	New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2022, the registrant had 37,171,807 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Form 10-Q

Quarter Ended September 30, 2022

i

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations, assumptions and beliefs. Forward-looking statements can often be identified by words such as “enable,” “proceed”, “focus,” “will,” “intend,” “expect” and similar expressions, and variations or negatives of these words. They are not guarantees of future results and forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Actual results may vary materially from those contained in forward-looking statements based on a number of factors including, without limitation, (1) risks related to the real estate industry, including (a) changes in general economic and market conditions; (b) changes in the value of real estate properties; (c) risks related to local economic conditions, overbuilding and increased competition; (d) increases in property taxes and operating expenses; (e) changes in zoning laws; (f) casualty and condemnation losses; (g) variations in rental income, neighborhood values or the appeal of property to tenants; (h) the availability of financing; (i) changes in interest rates and leverage and (j) recessions or general economic downturn where properties are located and (2) risks related to non-diversification and other focused strategies, including that a significant amount of the our investments could be invested in the instruments of only a few companies or other issuers or that at any particular point in time one investment strategy could be more heavily weighted than the others. Readers should not place undue reliance on any forward-looking statements and are encouraged to review our filings with the Securities and Exchange Commission (the “SEC”) for a more complete discussion of risks and other factors that could affect any forward-looking statement. The statements made herein speak only as of the date of this report and except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements.

ii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except share and par value amounts)

(Unaudited)

September 30, 2022

ASSETS
Operating Real Estate Investments
Land	$47,708
Buildings and improvements	161,695
Intangible lease assets	10,979
Construction in progress	43,973
Furniture, fixtures, and equipment	354
Total Gross Operating Real Estate Investments	264,709
Accumulated depreciation and amortization	(3,630)
Total Net Operating Real Estate Investments	261,079
Investments, at fair value	704,475
Equity method investments	141,373
Life insurance policies, at fair value	66,150
Cash and cash equivalents	29,211
Restricted cash	34,487
Accounts receivable, net	8,278
Prepaid and other assets	6,172
Accrued interest and dividends	3,653
TOTAL ASSETS	$1,254,878

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$144,913
Notes payable, net	27,250
Prime brokerage borrowing	10,059
Accounts payable and other accrued liabilities	11,521
Accrued real estate taxes payable	3,432
Accrued interest payable	820
Security deposit liability	449
Prepaid rents	2,077
Intangible lease liabilities, net	6,399
Due to affiliates	901
Total Liabilities	207,821

Shareholders' Equity:
Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3
Common shares, $0.001 par value: unlimited shares authorized; 37,171,807 shares issued and outstanding	37
Additional paid-in capital	998,465
Accumulated earnings less dividends	48,552
Total Shareholders' Equity	1,047,057
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,254,878

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (Predecessor Basis)

(in thousands, except per share amounts)

December 31, 2021
Assets:
Investments, at fair value (a)	$169,884
Affiliated investments, at fair value	872,101
Total investments, at fair value	1,041,985
Cash and cash equivalents	2,238
Restricted cash - securities sold short	440
Foreign tax reclaim receivable	1,250
Receivable for:
Due from custodian	192
Other assets	277
Company shares sold	209
Dividends and interest	913
Prepaid expenses and other assets	510
TOTAL ASSETS	$1,048,014

Liabilities:
Notes payable	$42,500
Due to custodian	110
Securities sold short, at value	430
Due to broker	9,188
Payable for:
Investment advisory fees	1,005
Interest expense and commitment fee	63
Accounting services fees	72
Accrued expenses and other liabilities	186
Total Liabilities	53,554

Mezzanine equity
Series A cumulative preferred shares, net of deferred financing costs	(83,252)
Net assets applicable to common shares	$911,208

Net assets consist of:
Paid-in capital in excess of par	$913,920
Total accumulated loss	(2,712)
Net assets applicable to common shares	$911,208

Investments, at cost	$279,216
Affiliated investments, at cost	828,659
Cash equivalents, at cost	2,157
Proceeds from securities sold short	765

Common Shares
Net assets	$911,208
Shares outstanding (unlimited authorization)	37,080
Net asset value per share (net assets/shares outstanding)	$24.57

(a) includes fair value of securities on loan of $1,248

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

For the three months ended September 30,
2022
Revenues
Rental income	$4,603
Interest and dividends	36,142
Other income	18
Total revenues	40,763
Expenses
Property operating expenses	1,756
Property management fees	166
Real estate taxes and insurance	1,502
Advisory and administrative fees	2,939
Property general and administrative expenses	858
Corporate general and administrative expenses	1,938
Depreciation and amortization	3,561
Total expenses	12,720
Operating income	28,043
Interest expense	(2,541)
Equity in losses of unconsolidated ventures	(1,581)
Tax expense	(7,516)
Change in unrealized losses	(78,238)
Realized gains	2,846
Net loss	(58,987)
Net income attributable to preferred shareholders	(1,155)
Net loss attributable to common shareholders	$(60,142)

Weighted average common shares outstanding - basic	37,172
Weighted average common shares outstanding - diluted	37,172

Loss per share - basic	$(1.62)
Loss per share - diluted	$(1.62)

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (Predecessor Basis)

(in thousands, except per share amounts)

(Unaudited)

For the six months ended June 30,
2022
Investment income:
Income:
Dividends from unaffiliated issuers	$60,178
Dividends from affiliated issuers	15,025
Interest from unaffiliated issuers	991
Interest from affiliated issuers	3,002
Total income	79,196

Expenses:
Investment advisory	6,279
Tax fees	2,000
Legal fees	987
Interest expense and commitment fees	696
Conversion expense	471
Accounting services fees	334
Insurance	185
Reports to shareholders	136
Trustees fees	109
Audit and tax preparation fees	77
Transfer agent fees	72
Pricing fees	68
Registration fees	56
Other	322
Total operating expenses	11,792
Net investment income	67,404
Preferred dividend expenses	(2,310)

Net realized and unrealized gain (loss) on investments
Realized gain on:
Investments from unaffiliated issuers	28,893
Investments from affiliated issuers	1,288
Securities sold short	253

Net change in unrealized gain on:
Investments from unaffiliated issuers	(38,237)
Investments from affiliated issuers	70,830
Net realized and unrealized gain on investments	63,027
Total increase in net assets resulting from operations	$128,121

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Predecessor Basis)

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended September 30,	For the nine months ended September 30,
	2021	2021
Investment income:
Income:
Dividends from unaffiliated issuers	$323	$8,837
Dividends from affiliated issuers	4,299	12,287
Securities lending income	1	1
Interest from unaffiliated issuers	64	1,803
Interest from affiliated issuers	585	2,059
ROC Reclass	-	(11,850)
Total income	5,272	13,137

Expenses:
Investment advisory	3,046	8,122
Legal fees	382	1,041
Interest expense and commitment fees	582	2,199
Conversion expense	260	971
Accounting services fees	147	404
Insurance	35	110
Reports to shareholders	108	289
Trustees fees	55	157
Audit and tax preparation fees	101	273
Transfer agent fees	27	109
Pricing fees	48	84
Registration fees	12	45
Other	185	381
Total operating expenses	4,988	14,185
Net investment income (loss)	284	(1,048)
Preferred dividend expenses	(1,153)	(3,392)

Net realized and unrealized gain (loss) on investments
Realized loss on:
Investments from unaffiliated issuers	(18,684)	(16,385)

Net change in unrealized appreciation on:
Investments from unaffiliated issuers	34,196	103,636
Investments from affiliated issuers	33,746	80,948
Securities sold short	234	651
Net realized and unrealized gain on investments	49,492	168,850
Total increase in net assets resulting from operations	$48,623	$164,410

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Preferred Shares		Common Shares		Additional	Accumulated Earnings (Loss)
Three Months ended September 30, 2022	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	Less Dividends	Total
Balances, June 30, 2022	3,359,593	$3	37,171,807	$37	$998,557	$114,271	$1,112,868
Costs associated with Business Change	—	—	—	—	(92)	—	(92)
Net loss attributable to common shareholders	—	—	—	—	—	(60,142)	(60,142)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	1,155
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	(5,577)	(5,577)
Preferred stock dividends declared ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)
Balances, September 30, 2022	3,359,593	$3	37,171,807	$37	$998,465	$48,552	$1,047,057

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Predecessor Basis)

(in thousands)

(Unaudited)

For the six months ended June 30,
2022
Increase (decrease) in net assets operations:
Net investment income	$67,404
Preferred dividend expenses	(2,310)
Accumulated net realized gain (loss) on investments, securities sold short, written options, futures contracts, and foreign currency transactions	30,434
Net change in unrealized appreciation on investments, securities sold short, written options contracts and translation of assets and liabilities denominated in foreign currency	32,593
Net increase from operations	128,121

Distributions declared to common shareholders:
Distribution	(11,138)
Total distributions declared to common shareholders:	(11,138)
Increase in net assets from operations and distributions	116,983

Share transactions:
Value of distributions reinvested	1,425
Net increase from shares transactions	1,425
Total increase in net assets	118,408

Net assets
Beginning of period	911,208
End of period	$1,029,616

Change in Common Shares
Issued for distribution reinvested	92
Net increase in common shares	92

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Predecessor Basis)

(in thousands)

(Unaudited)

	For the three months ended September 30,	For the nine months ended September 30,
	2021	2021
Increase in net assets operations:
Net investment income (loss)	$284	$(1,048)
Preferred dividend expenses	(1,153)	(3,392)
Accumulated net realized loss on investments, securities sold short, written options, futures contracts, and foreign currency transactions	(18,684)	(16,385)
Net change in unrealized appreciation on investments, securities sold short, written options contracts and translation of assets and liabilities denominated in foreign currency	68,176	185,235
Net increase from operations	48,623	164,410

Distributions declared to common shareholders:
Distribution	(5,552)	(16,642)
Total distributions declared to common shareholders:	(5,552)	(16,642)
Increase in net assets from operations and distributions	43,071	147,768

Share transactions:
Value of distributions reinvested	602	1,504
Cost of shares redeemed	—	(152,320)
Capital gains from the retirement of tendered shares	—	47,319
Net increase (decrease) from shares transactions	602	(103,497)
Total increase in net assets	43,673	44,271

Net assets
Beginning of period	791,423	790,825
End of period	$835,096	$835,096

Change in Common Shares
Issued for distribution reinvested	39	117
Shares redeemed	-	(8,750)
Net increase (decrease) in common shares	39	(8,633)

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

For the three months ended September 30,
2022
Cash flows from operating activities
Net loss	$(58,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,643
Amortization of intangible lease liabilities	(371)
Amortization of deferred financing costs	(25)
Paid in kind interest	(1,016)
Realized (gain)/loss	(2,846)
Net change in unrealized (gain) loss on investments held at fair value	78,238
Equity in losses of unconsolidated ventures	1,581
Distributions of earnings from unconsolidated ventures	1,692
Changes in operating assets and liabilities, net of effects of acquisitions:
Operating assets	(3,795)
Operating liabilities	9,459
Net cash provided by operating activities	27,573

Cash flows from investing activities
Proceeds from asset redemptions	10,872
Distributions from CLO investments	18,100
Purchases of investments	(9,925)
Contributions to equity method investments	(1,382)
Additions to real estate investments	(1,317)
Acquisitions of real estate investments	(26,500)
Cash paid for life settlement premiums	(3,022)
Net cash used in investing activities	(13,174)

Cash flows from financing activities
Proceeds received from notes payable	13,250
Mortgage payments	(591)
Prime brokerage borrowing	2,567
Credit facilities payments	(9,500)
Payment of costs associated with the Business Change	(92)
Deferred financing costs paid	(379)
Dividends paid to preferred shareholders	(1,155)
Dividends paid to common shareholders	(5,577)
Net cash used in financing activities	(1,477)

Net increase in cash, cash equivalents and restricted cash	12,922
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	50,776
Cash, cash equivalents and restricted cash, end of period	$63,698

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest paid	$(2,722)

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Predecessor Basis)

(in thousands) (Unaudited)

For the six months ended June 30,
2022
Cash flows used in operating activities:
Net increase in net assets resulting from operations	$128,121

Adjustments to reconcile increase in net assets to net cash provided by operating activities:
Purchases of investment securities from unaffiliated issuers	(215,064)
Purchases of investment securities from affiliated issuers	(173,562)
Proceeds from the disposition of investment securities from unaffiliated issuers	355,103
Proceeds from the disposition of investment securities from affiliated issuers	8,910
Purchases of securities sold short	(177)
Amortization/(accretion) of premiums	(171)
Net realized (gain)/loss on investments from unaffiliated issuers	(28,893)
Net realized (gain)/loss on investments from affiliated issuers	(1,288)
Net realized (gain)/loss on securities sold short	(253)
Net change in unrealized depreciation on unaffiliated investments	38,237
Net change in unrealized appreciation on investments in affiliated investments	(70,830)
Changes in operating assets and liabilities
Dividends and interest receivable	742
Due from custodian	193
Prepaid expenses and other assets	(1,584)
Reclaim receivable	1,250
Foreign tax reclaim receivable	(1,274)
Due to broker	(1,696)
Payable for administrative fees	(11)
Payable for investment advisory fees	49
Due to custodian	(110)
Payable for interest expense and commitment fees	82
Accrued expenses and other liabilities	(151)
Net cash provided by operating activities	37,623

Cash flows used in financing activities:
Payments on notes payable	(26,500)
Distributions paid in cash	(9,714)
Proceeds from shares sold	(44)
Net cash used in financing activities	(36,258)
Net increase in cash	1,365

Cash, cash equivalents, foreign currency and restricted cash:
Beginning of period	2,679
End of period	$4,044

Supplemental disclosure of cash flow information
Reinvestment of distributions	$1,425
Cash paid during the period for interest expense and commitment fees	$614

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Predecessor Basis)

(in thousands)

(Unaudited)

For the nine months ended September 30,
2021
Cash flows used in operating activities:
Net increase in net assets resulting from operations	$164,410

Adjustments to reconcile increase in net assets to net cash provided by operating activities:
Purchases of investment securities from unaffiliated issuers	(972,965)
Purchases of investment securities from affiliated issuers	(51,722)
Proceeds from the disposition of investment securities from unaffiliated issues	748,298
Proceeds from the disposition of investment securities from affiliated issues	307,254
Amortization/(accretion) of premiums	(224)
Net realized (gain)/loss on unaffiliated issuers	16,385
Net change in unrealized depreciation on unaffiliated investments	(104,287)
Net change in unrealized depreciation on investments in affiliated investments	(80,948)
Changes in operating assets and liabilities
Dividends and interest receivable	514
Due from broker	(166)
Fund shares sold	(57)
Prepaid expenses and other assets	(827)
Due to broker	(1,958)
Payable for admin fees	(25)
Payable for audit fees	59
Payable for investment advisory fees	16
Payable for interest expense and commitment fees	67
Accrued expenses and other liabilities	36
Net cash flow provided by operating activities	23,860

Cash flows used in financing activities:
Proceeds from issuance of cumulative preferred shares	83,990
Payments on notes payable	7,500
Distributions paid in cash	(15,140)
Payments on shares redeemed	(105,001)
Net cash flow used in financing activities	(28,651)
Net decrease in cash	(4,791)

Cash, cash equivalents, foreign currency and restricted cash:
Beginning of period	9,004
End of period	$4,213

Supplemental disclosure of cash flow information
Reinvestment of distributions	$1,504
Cash paid during the period for interest expense and commitment fees	$2,129

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Diversified Real Estate Trust (the “Company”, “we”, “us” or “our”) was formed in Delaware and has elected to be taxed as a real estate investment trust (“REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. The Company conducts its business (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiary (“TRS”). The Company’s wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the “OP GP”), is the sole general partner of the OP. As of September 30, 2022, there were 2,000 common units in the OP (“OP Units”) outstanding, of which 100.0% were owned by the Company.

On July 1, 2022 (the “Deregistration Date”), the SEC issued an order pursuant to Section 8(f) of the Investment Company Act of 1940 (the “1940 Act”) declaring that the Company has ceased to be an investment company under the 1940 Act (the “Deregistration Order”). The issuance of the Deregistration Order enables the Company to proceed with full implementation of its new business mandate to operate as a diversified REIT that focuses primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity (the “Business Change”).

The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, for an initial three-year term (the “Advisory Agreement”), by and among the Company and the Adviser. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company expects it will only have accounting employees while the Advisory Agreement is in effect. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).

As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. The Company seeks to achieve this objective through the Business Change. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease and retail. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities.

2. Summary of Significant Accounting Policies

Basis of Accounting

Prior to the Deregistration Date, the Company was accounted for as an investment company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies, or the Predecessor Basis. Upon the Deregistration Order, the Company discontinued the use of the guidance in FASB ASC 946 and prospectively applied the guidance under U.S. generally accepted accounting principles (“GAAP”) required for companies that are not investment companies, or what we refer to as the Successor Basis. As a result of these changes, our consolidated financial statements as of and for the three months ended September 30, 2022, are accounted for using the Successor Basis and are presented separately from our consolidated financial statements on the Predecessor Basis, as of and for the periods prior to the Deregistration Date.

The accompanying unaudited consolidated financial statements are presented in accordance with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the unaudited consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of September 30, 2022, and December 31, 2021 (Predecessor Basis) and results of operations for the three months ended September 30, 2022, the six months ended June 30, 2022 (Predecessor Basis) and three and nine months ended September 30, 2021 (Predecessor Basis) have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, and notes thereto included in its Annual Report on Form N-CSR filed with the SEC on March 11, 2022, together with the amendment thereto filed with the SEC on April 4, 2022 (our “Annual Report”).

Principles of Consolidation

The Company accounts for subsidiary partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with FASB ASC 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries.

Purchase Price Allocation

Upon acquisition of a property considered to be an asset acquisition, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets and liabilities in accordance with FASB ASC 805, Business Combinations. Acquisition costs are capitalized in accordance with FASB ASC 805. The fair value of the Company’s consolidated operating properties as of the Deregistration Date became the new basis in accordance with FASB ASC 946. Due to this change, the Company reallocated these fair values to the assets and liabilities of operating properties.

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 9), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the total consideration to intangible lease assets and liabilities represents the value associated with the in-place leases and above and below market leases, which may include lost rent, leasing commissions, legal and other related costs, which the Company, as buyer of the property, did not have to incur to obtain the residents and tenants. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost. Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

	Years
Land	Not depreciated
Buildings	30	-	40
Improvements	5	-	40
Furniture, fixtures, and equipment	5	-	10
Intangible lease assets and liabilities	Over lease term

Construction in progress includes the cost of renovation projects being performed at the various properties. Once a project is complete, the historical cost of the renovation is placed into service in one of the categories above depending on the type of renovation project and is depreciated over the estimated useful lives as described in the table above.

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. As of September 30, 2022, the Company has not recorded any impairment on its real estate assets.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net debt associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2022, there are no properties held for sale.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2021, and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its shareholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes.  The Company has recorded a current income tax expense of $10.8 million associated with the TRS for the three months ended September 30, 2022, which is largely driven by income from the Company’s legacy CLO investments.  The tax expense is partially offset by removing the valuation allowance on a deferred tax asset of $3.3 million for a net expense of $7.5 million that is recorded on the Consolidated Statement of Operations.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2022, the Company believes it is in compliance with all applicable REIT requirements.

The Company evaluates the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of September 30, 2022 and to the knowledge of the Company, the Company has no examinations in progress and none are expected at this time.

The Company recognizes its tax positions and evaluates them using a two-step process. First, the Company determines whether a tax position is more-likely-than-not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, the Company will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2022. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statement of operations and comprehensive income (loss).

Deferred Tax Assets

As of September 30, 2022, significant components of the TRS’s net deferred tax assets (“DTA”) were as follows (in thousands):

Deferred Tax Asset
Capital loss carryover from December 31, 2021	$2,050
Capital loss carryover utilized in 2022	(2,050)
Unrealized tax loss on investments	18,534
Total deferred tax assets	18,534
Valuation allowance	(15,246)
Net deferred tax asset	$3,288

The TRS is estimated to generate a net taxable capital gain of $15.7 million for the nine months ended September 30, 2022.  The Company believes it is more likely than not that it will be able to harvest capital losses within the TRS in either the fourth quarter of 2022, or within the three succeeding taxable years to be eligible for a capital loss carryback refund claim.  As such, the Company has recorded a valuation allowance of $15.2 million against the Company’s gross deferred tax assets to arrive at a net DTA of $3.3 million to reflect the expected tax benefit associated with the unrealized tax losses at the TRS.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. Substantially all amounts on deposit with major financial institutions exceed insured limits.  Restricted cash represents cash deposited in accounts related to security deposits, property taxes, insurance premiums and deductibles and other lender-required escrows. Amounts deposited in the reserve accounts associated with the loans can only be used as provided for in the respective loan agreements, and security deposits held pursuant to lease agreements are required to be segregated.

Income Recognition

Rental Income – The Company has made several investments in direct real estate. The primary operations of these direct real estate investments consist of rental income earned from its residents and tenants under lease agreements. Rental income is recognized when earned. This policy effectively results in income recognition on the straight-line method over the related terms of the leases. The Company records an allowance to reflect revenue that may not be collectable. This is recorded through a provision for bad debts which is included in rental income in the accompanying consolidated statements of operations. Tenant and resident reimbursements and other income consist of charges billed to tenants for utilities, administrative, application and other fees and are recognized when earned.

Interest Income – Debt investments where the Company expects to collect the contractual interest and principal payments are considered to be performing. The Company recognizes income on performing debt investments in accordance with the terms of the investment on an accrual basis. Interest income also includes amortization of loan premiums or discounts and loan origination costs and prepayment penalties.

Dividend Income – Dividends and other corporate actions are recorded on the ex-dividend date, net of applicable withholding taxes, except for certain foreign corporate actions, which are recorded as soon after ex-dividend date as such information becomes available and is verified.

Realized Gain (Loss) on Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Operations on both the Successor and Predecessor basis with respect to the investment sold at the time of the sale.

Unrealized Gain (Loss) on Investments – Unrealized gains and losses represent changes in fair value for equity method investments, CLO equity investments, bonds, common stock, convertible notes, LLC interests, LP interests, rights and warrants, and senior loans for which the fair value option has been elected.

Expense Recognition

Interest expense, in accordance with the Company’s financing agreements, is recorded on the accrual basis. General and administrative expenses are expensed as incurred.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Investments

The Company holds investments in publicly traded companies and privately held entities primarily involved in the life science, multifamily, self-storage, single-family rental, mortgage lending, and hospitality industries. As a REIT, the Company generally limits its ownership of each individual entity’s voting stock to less than 10%. Each investment is evaluated to determine whether the Company has the ability to exercise significant influence, but not control, over an investee. Investments are evaluated in which Company ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that the Company has this ability. For our investments in limited partnerships and functional equivalents that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to the Company’s ownership interest, the Company also considers whether it has a board seat or whether it participates in the policy-making process, among other criteria, to determine if we have an ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method of accounting, as described below.

Investments accounted for under the equity method – Under the equity method of accounting, the Company initially recognizes its investment at cost and subsequently adjusts the carrying amount of the investments for its share of earnings and losses reported by the investee, distributions received, and other-than-temporary impairments. The Company has elected the fair value option for several of its investments that would otherwise be accounted for under the equity method (See Note 8). Distributions from these investments are accounted for as Interest and Dividend income and mark-to-market gains and losses are included in Change in Unrealized Gains/(Losses) on the consolidated Statement of Operations. For more information about the Company’s investments accounted for under the equity method, refer to Note 8 – Investments in unconsolidated ventures.

Investments that do not qualify for the equity method of accounting – For investees over which we determine that we do not have the ability to exercise significant influence or control, we account for each investment depending on whether it is an investment in a (i) publicly traded company, (ii) privately held entity that reports net asset value (“NAV”) per share, or (iii) privately held entity that does not report NAV per share, as described below.

Investments in publicly traded companies – Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value classified in investment income in our consolidated statement of operations. The fair values of our investments in publicly traded companies are determined based on sales prices or quotes available on securities exchanges.

Investments in privately held companies – Our investments in privately held entities without readily determinable fair values consist of (i) investments in privately held entities that report NAV per share and (ii) investments in privately held entities that do not report NAV per share. These investments are accounted for as follows:

Investments in privately held entities that report NAV per share – Investments in privately held entities that report NAV per share, such as our privately held investments in limited partnerships, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV per share reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date.

Investments in privately held entities that do not report NAV per share – Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative using the fair value procedures described further in Note 9 - Fair Value of Derivatives and Financial Instruments.

Impairment evaluation of equity method investments – We monitor equity method investments and investments in privately held entities that do not report NAV per share throughout the year for new developments including operating results. These investments are evaluated on the basis of qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators:

(i)	a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee
(ii)	a significant adverse change in the regulatory, economic, or technological environment of the investee;
(iii)	a significant adverse change in the general market condition, including rising interest rates
(iv)	significant concerns about the investee’s ability to continue as a going concern; and/or
(v)	a decision by investors to cease providing support or reduce their financial commitment to the investee.

If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Distributions from equity method investments

We use the “nature of the distribution” approach to determine the classification within our consolidated statements of cash flows of cash distributions received from equity method investments, including our unconsolidated real estate joint ventures and equity method non-real estate investments. Under this approach, distributions are classified based on the nature of the underlying activity that generated the cash distributions. If we lack the information necessary to apply this approach in the future, we will be required to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities.

3. Business Change

As discussed in Note 1 and Note 2, on the Deregistration Date, the SEC issued an order pursuant to Section 8(f) of the 1940 Act declaring that the Company has ceased to be an investment company under the 1940 Act.  The issuance of the Deregistration Order enabled the Company to proceed with full implementation of the Business Change.  Upon the Deregistration Order, the Company discontinued the use of guidance in FASB ASC 946.  To effectuate this change, the fair market values of the Company’s investments became the July 1, 2022 cost basis.  The change also required the consolidation of several investments that were previously not required to be consolidated under FASB ASC 946.  The table below illustrates the changes from the June 30, 2022 balance sheet using the Predecessor Basis and the July 1, 2022 opening balance sheet using the Successor Basis (dollars in thousands).

	June 30, 2022	Difference		July 1, 2022
	(Predecessor Basis)			(Successor Basis)
ASSETS
Operating Real Estate Investments
Land	$—	$21,208	(1)	$21,208
Buildings and improvements	-	158,304	(1)	158,304
Intangible lease assets	-	10,979	(1)	10,979
Construction in progress	-	46,052	(1)	46,052
Furniture, fixtures, and equipment	-	349	(1)	349
Total Operating Real Estate Investments	-	236,892		236,892
Investments, at fair value	1,129,544	(324,927)	(2)	804,617
Equity method investments	—	143,264	(3)	143,264
Life insurance policies, at fair value	—	56,440	(2)	56,440
Cash and cash equivalents	4,044	12,092	(1)	16,136
Restricted cash	—	34,640	(1)	34,640
Accounts receivable, net	—	4,849	(1)	4,849
Accrued interest and dividends	172	3,873	(1)	4,045
Prepaid and other assets	3,896	1,518	(1)	5,414
TOTAL ASSETS	$1,137,656	$168,641		$1,306,297

Liabilities:
Mortgages payable, net	$—	$145,908	(1)	$145,908
Notes payable, net	16,000	7,500	(1)	23,500
Prime brokerage borrowing	7,492	-		7,492
Accounts payable and other accrued liabilities	1,296	2,294	(1)	3,590
Accrued real estate taxes payable	-	2,323	(1)	2,323
Accrued interest payable	-	639	(1)	639
Security deposit liability	-	434	(1)	434
Prepaid rents	-	1,845	(1)	1,845
Intangible lease liabilities	-	6,770	(1)	6,770
Due to affiliates	-	928	(1)	928
Total Liabilities	24,788	168,641		193,429

Series A cumulative preferred shares, net of deferred financing costs	83,252	(83,252)	(4)	—

Stockholders' Equity:
Preferred stock, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	-		3
Common stock, $0.001 par value: unlimited shares authorized; 37,171,807 shares issued and outstanding	37	-		37
Additional paid-in capital	915,305	83,252	(4)	998,557
Accumulated earnings less dividends	114,271	-		114,271
Total Stockholders' Equity	1,029,616	83,252		1,112,868
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,137,656	$168,641		$1,306,297

(1)	Change due to consolidation of subsidiaries that were previously accounted for at fair value.
(2)	Change due to investments that were previously accounted for at fair value being consolidated or accounted for using the equity method.
(3)	Change due to applying the equity method to investments that were previously carried at fair value. See Note 8 for more information on the Company's equity method investments.
(4)

The mandatory redemption feature of the Series A Preferred Shares (defined below) expired on the Deregistration Date. As such, the Series A Preferred Shares are now accounted for as a component permanent equity.

4. Investments in Real Estate Subsidiaries

The Company conducts its operations through the OP, which owns several direct real estate properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any VIEs where it is the primary beneficiary. The Company controls and consolidates the OP as a VIE. In connection with its indirect equity investments in the properties acquired, the Company, through the OP and the TRS, directly or indirectly holds 100% of the membership interests in SPEs that directly own the properties. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.

As of September 30, 2022, the Company, through the OP, owned 4 properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of September 30, 2022 and December 31, 2021:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	September 30, 2022	December 31, 2021
White Rock Center		Dallas, Texas	2013	100%	100%
5916 W Loop 289		Lubbock, Texas	2013	100%	100%
Cityplace Tower		Dallas, Texas	2018	100%	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022	100%	0%	(2)

(1)	NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2)	Property was acquired in 2022; therefore, no ownership as of December 31, 2021.

5. Real Estate Investments Statistics

As of September 30, 2022, the Company was invested in two retail properties and one office property (excluding investments in undeveloped land), as listed below:

				Average Effective Monthly Occupied Rent Per Square Foot (1) as of		% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type	Date Acquired	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
White Rock Center	82,793	Retail	6/13/2013	$1.46	$1.46	72.9%	78.4%
5916 W Loop 289	30,140	Retail	7/23/2013	0.40	0.40	100.0%	100.0%
Cityplace Tower	1,353,087	Office	8/15/2018	2.10	2.18	32.9%	41.8%
	1,466,020

(1)

Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of September 30, 2022 and December 31, 2021, respectively, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of September 30, 2022 and December 31, 2021, respectively.

(2)	Percent occupied is calculated as the rentable square footage occupied as of September 30, 2022 and December 31, 2021, divided by the total rentable square footage, expressed as a percentage.

6. Real Estate Investments

As of September 30, 2022, the major components of the Company’s investments in real estate held by SPEs the Company consolidates were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,314	$1,921	$(101)	$—	$5	$13,454
5916 W Loop 289	1,081	2,938	—	—	—	—	4,019
Cityplace Tower	18,812	148,443	9,058	(6,669)	43,973	349	213,966
NexPoint Dominion Land, LLC	26,500	-	—	—	—	—	26,500
	47,708	161,695	10,979	(6,770)	43,973	354	257,939
Accumulated depreciation and amortization	—	(2,016)	(1,445)	371	-	(168)	(3,259)
Total Operating Properties	$47,708	$159,679	$9,534	$(6,399)	$43,973	$186	$254,680

Depreciation expense was $2.2 million for the three months ended September 30, 2022.  Amortization expense related to the Company’s intangible lease assets was $1.5 million and $0.4 million for the Company’s intangible lease liabilities for the three months ended September 30, 2022.

Acquisitions

On August 9, 2022, the Company purchased undeveloped land in Plano, Texas through a wholly owned SPE, as detailed in the table below (dollars in thousands). The details of the Company’s acquisitions held by SPEs the Company consolidates for the three months ended September 30, 2022 were as follows (dollars in thousands):

Investment Vehicle	Location	Property Type	Date of Acquisition	Purchase Price	Debt	Effective Ownership (1)
NexPoint Dominion Land, LLC	Plano, Texas	Land	August 9, 2022	$26,500	$13,250	100%
				$26,500	$13,250

(1)	Represents ownership of underlying property. The Company, through the OP, owns 100% of NexPoint Dominion Land, LLC as of September 30, 2022.

Dispositions

On August 5, 2022, the Company’s investment in Caddo Sustainable Timberlands was redeemed for approximately $10.9 million.

7. Debt

Cityplace Debt

The Company has debt on its office real estate property. The debt is non-recourse to the Company and encumbers the property. The debt had an original maturity of September 7, 2022.  The Company has deferred the maturity date with the lender to February 7, 2023.  Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $145.3 million principal balance outstanding, including recasting the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof.  Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.  The debt can be pre-paid in full on any date at par plus 0.25% if the Company gives 20 days prior written notice to the administrative agent. The below table contains summary information related to the real estate notes payable (dollars in thousands):

	Outstanding principal as of
	September 30, 2022	Interest Rate	Maturity Date (1)
Note A-1	$103,216	4.94%	2/7/2023
Note A-2	22,578	8.94%	2/7/2023
Note B-1	12,993	4.94%	2/7/2023
Note B-2	3,225	8.94%	2/7/2023
Mezzanine Note 1	2,842	8.94%	2/7/2023
Mezzanine Note 2	406	8.94%	2/7/2023
Mortgages payable	$145,260
Deferred financing costs, net	(347)
Mortgages payable, net	$144,913

(1)	Reflective of the lender consent dated November 8, 2022 that defers the maturity date to February 7, 2023.

The weighted average interest rate of the Company’s debt related to its Cityplace investment was 5.7% as of September 30, 2022.

The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2022, the Company believes it is in compliance with all covenants.

Notes Payable

On August 9, 2022, the Company borrowed approximately $13.3 million from the seller, Gabriel Legacy, LLC to finance its acquisition of 21.5 acres of land in Plano, Texas held through NexPoint Dominion Land, LLC, a wholly owned subsidiary of the OP. The note bears interest at an annual rate equal to the WSJ Prime Rate and matures on August 8, 2025.

Credit Facility

On January 8, 2021, the Company entered into a $30.0 million credit agreement (the “Credit Facility”) with Raymond James Bank, N.A. and drew the full balance. The Credit Facility, as amended, bears interest at one-month LIBOR plus 3.5% and matures on March 6, 2023. The Company paid down $10.0 million on the Credit Facility during the year ended December 31, 2021. During the nine months ended September 30, 2022, the Company paid down $6.0 million on the Credit Facility. As of September 30, 2022, the Credit Facility had an outstanding balance of $14.0 million.

Deferred Financing Costs

The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s consolidated balance sheet. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs.

Prime Brokerage Borrowing

As of September 30, 2022, the Company maintains a prime brokerage account with Merrill Lynch Professional Clearing Corp (“BAML”) to hold securities owned by the TRS. The Company from time to time borrows against the value of these securities. As of September 30, 2022, Company had a margin balance of approximately $10.1 million outstanding with BAML bearing interest at the Overnight Bank Funding Rate plus 0.60%. Securities with a fair market value of approximately $20.8 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next four calendar years subsequent to September 30, 2022 are as follows (in thousands):

	Real Estate Debt	Notes Payable	Total
2022	$591	$3,000	$3,591
2023	144,669	11,000	155,669
2024	-	—	-
2025	-	13,250	13,250
2026	-	—	—
Thereafter	-	—	—
Total	$145,260	$27,250	$172,510

8. Equity Method Investments

As discussed in Note 2, investments are evaluated in which Company ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that the Company has the ability to exercise significant influence but not control, over an investee. For our investments in limited partnerships and functional equivalents that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to the Company’s ownership interest, the Company also considers whether it has a board seat or whether it participates in the policy-making process, among other criteria, to determine if we have an ability to exert significant influence, but not control, over an investee. If we determine that we have such ability but do not have control, we account for the investment under the equity method of accounting.

Below is a summary of the Company’s equity method investments as of September 30, 2022 (dollars in thousands):

Investee Name	Instrument	Asset Type		NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (7)	Basis Difference
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily		50.0%		$13,229		$—	$13,229
SAFStor NREA JV-I, LLC	LLC interest	Self-storage		81.3%	(3)	57,152		16,747	40,405
SAFStor NREA JV-III, LLC	LLC interest	Self-storage		73.6%	(3)	13,127		3,023	10,104
AM Uptown Hotel, LLC	LLC interest	Hospitality		60.0%	(3)	28,015		21,334	6,681
SFR WLIF III, LLC	LLC interest	Single-family rental		20.0%		7,254		7,466	(212)
Las Vegas Land Owner, LLC	LLC interest	Land		77.0%	(4)	12,312		12,312	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft		16.4%		10,284		8,751	1,533
Claymore Holdings, LLC	LLC interest	N/A		50.0%	(6)	—	(1)	—	—
Allenby, LLC	LLC interest	N/A		50.0%	(6)	—	(1)	—	—
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	(5)	23.0%		104,397	(1)	104,397	—
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental		10.6%	(2)	169,473	(1)	169,473	—
NexPoint Storage Partners, Inc.	Common stock	Self-storage		53.0%	(3)	114,714	(1)	114,714	—
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental		28.4%		52,461	(1)	52,461	—
NexPoint Hospitality Trust	Common stock	Hospitality		46.2%		27,074	(1)	27,074	—
LLV Holdco, LLC	LLC interest	Land		26.8%		4,333	(1)	4,333	—
						$613,825		$542,085	$71,740

(1) The Company has elected the fair value option with respect to these investments. The basis in these investments is their September 30, 2022 fair market value.

(2) The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of the investee and as such, accounts for the investee using the equity method.

(3) The Company owns greater than 50% of the outstanding common equity but is not deemed by the Company to be the primary beneficiary of the investee and as such, accounts for the investee using the equity method.

(4) The Company owns 100% of Las Vegas Land Owner, LLC which owns 77% of the Tivoli North Property as described below. Through the TIC, the Company shares control and as such accounts for this investment using the equity method.

(5) NexPoint Real Estate Finance Operating Partnership, L.P. (“NREF OP”) focuses on originating, structuring and investing in first-lien mortgage loans, mezzanine loans, preferred equity, multifamily properties and common stock investments across multiple real estate asset classes, as well as multifamily commercial mortgage-backed securities securitizations.

(6) The Company has a 50% non-controlling interest in Claymore Holdings, LLC (“Claymore”) and Allenby, LLC, (“Allenby”). As such, the Company has determined it is not the primary beneficiary and does not consolidate these entities.

(7) Represents the Company’s percentage share of net assets of the investee per the investee’s books and records.

Sandstone

On May 29, 2015, the Company, via a wholly owned subsidiary, invested $12.0 million in Sandstone Pasadena Apartments, LLC (“Sandstone”), which beneficially owns a 696 unit multifamily property (the “Ashmore”) located in Pasadena, TX. This contribution by the Company gave it an initial ownership percentage of 83.3%. Sandstone and the Ashmore are managed by Knightvest 2015, LLC (the “Sandstone Manager”). The LLC agreement of Sandstone vests the Sandstone Manager with the exclusive right, power, authority and discretion in conducting the business of Sandstone, subject to certain exceptions. Since the Company is not the controlling member, it did not consolidate this Sandstone investment and therefore used the equity method to account for Sandstone. Per the Sandstone organizational documents, the Company was entitled to a return on unreturned equity of 10.0%, which compounded annually. There was a capital event in 2018 which led to a full return of the Company’s and the other member’s equity in Sandstone. This triggered a change in the distribution-sharing percentage, which is now effectively 50% for the Company. The Sandstone Manager determines the monthly distributions at their discretion. Since the Company fully realized its investment basis, all distributions from Sandstone are now recognized as realized gains. As of September 30, 2022, the Company still maintains 50.0% ownership of Sandstone.

SAFStor Ventures

The Company has invested in joint ventures (collectively, the “SAFStor Ventures”) with SAFStor NREA GP – I, LLC and SAFStor NREA GP – II, LLC (collectively, the “SAFStor GPs”). The SAFStor Ventures invest, through subsidiaries, in various self-storage real estate development projects primarily located on the east coast of the United States. The SAFStor GPs are the controlling and managing members of the SAFStor Ventures as they have exclusive management and oversight authority of the SAFStor Ventures, subject to certain exceptions. Since the Company is not the controlling member, it did not consolidate the SAFStor Ventures and therefore used the equity method to account for the investment. The Company is entitled to an annual compounding return on unreturned equity of 10.0% and pro rata distributions upon the occurrence of major capital events. See below for further detail on the SAFStor Ventures the Company owns as of September 30, 2022 (amount of storage units owned is unaudited, dollars in thousands):

Joint venture	Date entered	Properties beneficially owned	Storage units beneficially owned	Basis	NXDT Ownership
SAFStor NREA JV I, LLC	10/3/2017	7	5,417	$57,152	81%
SAFStor NREA JV III, LLC	12/21/2018	1	851	13,127	74%
Total		8	6,268	$70,279

Marriott Uptown

The Company, through a subsidiary, initially owned an 85% interest in AM Uptown Hotel, LLC, (“AM Uptown”) which beneficially owns a 255 key upper upscale hotel (the “Marriott Uptown”) located in Dallas, Texas. AM Uptown appointed Alamo Manhattan Properties, LLC (“Alamo Manhattan”) as the manager to manage and operate the Marriott Uptown. The management, control and direction of AM Uptown and its operations, business and affairs is vested exclusively in Alamo Manhattan, which has the right, power, and authority, acting solely by itself to carry out all the purposes of AM Uptown. The Company does not participate in the management, control, or direction of AM Uptown’s operations, business, or affairs. Since the Company is not the controlling member, it did not consolidate this AM Uptown investment and therefore used the equity method to account for AM Uptown. As of September 30, 2022, the Company maintains 60% ownership interest of AM Uptown due to previous capital events that triggered a change in the distribution-sharing percentage and ownership percentage.

Tivoli

On March 30, 2022, the Company invested in Las Vegas Land Owner, LLC (“Tivoli”), a joint venture that owns an 8.5 acre tract of land (the “Tivoli North Property”) upon which site Tivoli plans to develop a 300-unit multifamily apartment community directly adjacent to Tivoli Village, a high-end mixed-use center in Las Vegas, Clark County, Nevada. On August 8, 2022 the joint venture was restructured to a tenants-in-common arrangement (the “TIC”). Post restructure, the Company owns 100% of Tivoli, and Tivoli owns 77% of the underlying land investment. Members of the TIC must unanimously agree on certain major decisions regarding the underlying investment giving the Company shared control, and as such, the Company is not the controlling member and uses the equity method to account for Tivoli.

SFR WLIF III

The Company owns approximately a 20.0% interest in SFR WLIF III, LLC, an SPE designed to hold an investment in debt issued to VineBrook Homes Operating Partnership, L.P. (“VB OP”), an entity that manages single family rental properties, whose parent is advised by an affiliate of the Adviser. The loan to VB OP bears interest at 1-month LIBOR plus 155 basis points, matures on November 1, 2025, and has an outstanding principal balance of $241.2 million. SFR WLIF III, LLC is managed by an affiliate of the Adviser. As the Company has a non-controlling interest in this entity, it is accounted for as an equity method investment.

Claymore and Allenby

The Company owns minority interests in two LLCs created to hold litigation claims, Claymore and Allenby. The probability, timing, and potential amount of recovery, if any, are unknown as of September 30, 2022. Since the Company has non-controlling interests in these entities, they are accounted for as equity method investments.

Perilune

The Company is a 16.4% member of Perilune Aero Equity Holdings One, LLC (“Perilune”). Perilune is a pooled investment vehicle created to finance, acquire, lease and/or sell two aircraft through subordinated or other lending arrangements and/or direct or indirect equity investments. Perilune prepares financial statements on an annual basis. The Company is presumed to hold more than virtually no influence as its ownership percentage in Perilune is greater than 3-5% and as such accounts for it using the equity method.

NexPoint Real Estate Finance Operating Partnership, L.P.

In February 2020, the Company contributed assets to certain subsidiaries of the then-newly formed NREF OP, the operating partnership of a publicly traded mortgage REIT, in exchange for equity in those subsidiaries. The equity in the subsidiaries owned by the Company, including additional equity received upon receipt of liquidating distributions from other vehicles that contributed to NREF OP, was subsequently contributed to NexPoint Real Estate Opportunities, LLC (“NREO”) and redeemed for limited partnership units in NREF OP. NREF OP is the operating partnership for NexPoint Real Estate Finance, Inc., (NYSE: NREF) a public mortgage REIT managed by an affiliate of the Adviser. The Company, through NREO, owns approximately 23% of the common units of NREF OP, and as such, accounts for it using the equity method.

VineBrook Homes Operating Partnership, L.P.

On November 1, 2018, the Company through NREO contributed $70.7 million to VB OP in exchange for limited partnership units. VB OP is the operating partnership for VineBrook Homes Trust, Inc. (“VineBrook”), a private single-family rental REIT managed by an affiliate of the Adviser. The Company, through NREO, owns approximately 10.6% of the common units of VB OP as of September 30, 2022.

NexPoint Storage Partners, Inc.

In November 2020, the Company’s preferred stock investment in Jernigan Capital, Inc. was converted into common shares of NexPoint Storage Partners, Inc. (“NSP”) as part of a transaction where affiliates of the Adviser took Jernigan Capital, Inc. private. NSP is a privately owned self-storage REIT. As of September 30, 2022, the Company owns 53.0% of the outstanding common stock of NSP. The Company has determined that it is not the primary beneficiary of NSP due to the board seat and other rights granted to the owner of NSP’s preferred stock, and as such, accounts for this investment using the equity method.

NexPoint SFR Operating Partnership, L.P.

On June 8, 2022, the Company, directly or through one or more subsidiaries, contributed $25.0 million to the newly formed NexPoint SFR Operating Partnership, L.P. (“SFR OP”) in exchange for common units of the SFR OP (“SFR OP Units”). Additionally, on June 8, 2022, the Company, directly or through one or more subsidiaries, loaned $25.0 million to the SFR OP in exchange for $25.0 million of 7.50% convertible notes of the SFR OP (“SFR OP Convertible Notes”) that are interest only during the term and mature on June 30, 2027. The SFR OP is a subsidiary of NexPoint Homes Trust, Inc., a single-family rental REIT managed by an affiliate of the Adviser. Subsequent to June 8, 2022 and before September 30, 2022, the Company, directly or through one or more subsidiaries, contributed approximately an additional $27.5 million to the SFR OP in exchange for SFR OP Units. Additionally, subsequent to June 8, 2022 and before September 30, 2022, the Company, directly or through one or more subsidiaries, loaned an additional $5.0 million to the SFR OP in exchange for $5.0 million of SFR OP Convertible Notes. As of September 30, 2022, the Company, owns approximately 28.4% of the outstanding units of SFR OP and as such accounts for this investment using the equity method.

NexPoint Hospitality Trust

As of September 30, 2022, the Company owns 46.2% of the outstanding common stock of NexPoint Hospitality Trust. (“NHT”), a publicly traded hospitality REIT that owns 11 properties located throughout the United States. NHT is managed by an affiliate of the Adviser. NHT is listed on the TSX Venture Exchange under the ticker NHT.U.

LLV Holdco, LLC

As of September 30, 2022, the Company owns approximately 26.8% of the series A and B equity units of LLV Holdco, LLC (“LLV”). LLV specializes in managing real estate assets, which are ultimately sold to both residential and commercial developers. LLV owns approximately 300 gross acres of undeveloped land, of which 115 acres are developable near Lake Las Vegas in Henderson, Nevada.

Significant Equity Method Investments

The table below presents the unaudited summary balance sheets for the Company’s significant equity method investments as of September 30, 2022 (dollars in thousands). NREF and VineBrook do not prepare standalone financials for their operating partnerships as all operations and investments are owned through their operating partnerships and are consolidated by the corporate entities. As such, the financial information for NREF and VineBrook are presented below in lieu of their operating partnerships. NREF, VineBrook and NSP account for their real estate assets at historical cost rather than at fair market value.

	NREF	VineBrook	NSP

ASSETS
Investments	$8,170,243	$2,500	$—
Real estate assets	59,940	3,463,082	763,318
Cash and cash equivalents	22,100	92,566	72,167
Other assets	23,661	193,309	150,746
TOTAL ASSETS	$8,275,944	$3,751,457	$986,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt	$7,758,491	$2,451,375	$907,278
Other liabilities	22,361	155,141	26,696
Total Liabilities	7,780,852	2,606,516	933,974

Redeemable noncontrolling interests in the OP	143,165	348,040	—

Total Shareholders' Equity	351,927	796,901	52,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,275,944	$3,751,457	$986,231

The table below presents the unaudited summary statement of operations for the three months ended September 30, 2022 for the Company’s significant equity method investments (dollars in thousands).

	NREF	VineBrook	NSP

Revenues
Rental income	$—	$71,594	$52,697
Net interest income	5,779	—	4,169
Other income	—	2,044	2,904
Total revenues	$5,779	$73,638	$59,770

Expenses
Total expenses	$3,611	$88,119	$52,242

Gain/(loss) on sales of real estate	—	(224)	27,220
Other income/(expense)	(10,841)	84	(52,594)
Unrealized gain/(loss) on derivatives	—	29,356	—
Total comprehensive gain/(loss)	$(8,673)	$14,735	$(17,846)

9. Fair Value of Derivatives and Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

●

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

●

Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company utilizes independent third parties to perform the allocation of value analysis for each property acquisition and to perform the market valuations on its derivative financial instruments and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments and derivative financial instruments are fair and consistent as of the measurement date.

As of September 30, 2022, the Company’s fair valued investments consisted of senior loans, corporate bonds, collateralized loan obligations, convertible notes, common stocks, rights, warrants, life settlement contracts, LP interests and LLC interests. The fair value of the Company’s senior loans, bonds, and collateralized loan obligations are generally based on quotes received from brokers or independent pricing services. Senior loans, bonds, and collateralized loan obligations with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Senior loans, bonds, and collateralized loan obligations that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

The fair value of the Company’s common stocks, rights, and warrants that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. At the end of each calendar quarter, the Adviser evaluates the Level 2 and 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, the Adviser evaluates the Level 1 and 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values the Company may ultimately realize. Further, such investments may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities.

The fair value of the Company’s common stocks, exchange-traded funds, other registered investment companies and warrants that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. The Company’s real estate investments include equity interests in limited liability companies and equity issued by REITs that invest in commercial real estate. The fair value of real estate investments that are not actively traded on national exchanges are based on internal models developed by the Adviser. The significant inputs to the models include cash flow projections for the underlying properties, capitalization rates and appraisals performed by independent valuation firms. These inputs are not readily observable, and the Company has classified the investments as Level 3 assets. Exchange-traded options are valued based on the last trade price on the primary exchange on which they trade. If an option does not trade, the mid-price, which is the mean of the bid and ask price, is utilized to value the option.

The fair value of the Company’s convertible notes are categorized as Level 3 assets in the fair value hierarchy. Convertible notes are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows.

Upon initial acquisition, the Company’s life settlement contracts are recognized at the transaction price. For each subsequent reporting period, the investments are measured at fair value by a third-party valuation specialist using a life settlement pricing model and are categorized as Level 3 assets in the fair value hierarchy. Key assumptions utilized in determining fair value include but are not limited to: (i) life expectancy estimates provided by independent third-party underwriters based on actuarially developed mortality tables and industry life expectancy reports; (ii) future premium estimates; (iii) rates of return consistent with those sought by independent purchasers of life policies at the time of purchase; and (iv) offers and/or commitments from purchasers. In addition, the valuation agent will also consider recent sales as well as offers received for the life policies deemed likely to close in the near future in estimating fair value.

The assumptions used to value life policies are by nature, inherently uncertain and the effect of changes in estimates may be material. The fair value measurement used in estimating the present value calculations are derived from valuation techniques that include inputs that are not based on observable market data. Changes in the fair value of the life settlement contracts are reported as net unrealized gains or losses on the Consolidated Statement of Operations (Successor Basis). Upon the death of an insured or the sale of a life policy, the Company will recognize the difference between the proceeds received and the cost of the life policy as a realized gain or loss in the Company's Consolidated Statement of Operations (Successor basis).

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values the Company may ultimately realize. Further, such investments may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The table below summarizes the inputs used to value the Company’s assets carried at fair value on a recurring basis as of September 30, 2022.

		Fair Value
	Cost Basis	Level 1	Level 2	Level 3	Total
Assets
Bond	$17	$—	$15	$—	$15
CLO	34,962	—	563	5,092	5,655
Common stock	284,454	23,231	—	254,735	277,966
Convertible notes	53,958	—	—	53,958	53,958
Life settlement	64,267	—	—	66,150	66,150
LLC interest	3,982	—	—	4,333	4,333
LP interest	362,605	104,397	—	221,934	326,331
Rights and warrants	3,947	—	2,037	1,784	3,821
Senior loan	42,073	—	66	32,330	32,396
	$850,265	$127,628	$2,681	$640,316	$770,625

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the three months ended September 30, 2022 (in thousands):

	July 1, 2022	Contributions/ Purchases	Paid in- kind dividends	Redemptions/ Conversions	Realized gain/(loss)	Unrealized gain/(loss)	September 30, 2022
Common stock	$257,346	$3,000	$-	$-	$-	$(5,611)	$254,735
Convertible notes	51,858	2,100	-	-	-	-	53,958
Life settlement	56,440	3,022	-	-	3,435	3,253	66,150
LP interest	216,550	4,792	-	-	-	592	221,934
CLO	52,500	-	-	(18,100)	-	(29,308)	5,092
LLC interest	3,982	-	-	-	-	351	4,333
Rights and warrants	1,784	-	-	-	-	-	1,784
Senior loan	40,997	-	1,016	-	(5)	(9,678)	32,330
Total	$681,457	$12,914	$1,016	$(18,100)	$3,430	$(40,401)	$640,316

The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of September 30, 2022.

Category	Valuation Technique	Unobservable Inputs	Input/Range Values				Market Value
Common stock	Multiples Analysis	Unadjusted Price/MHz-PoP	$0.09	-	$0.95	($0.515)	$254,735
		Multiple of EBITDA	2.75x	-	4.00x	(3.37x)
	Discounted Cash Flow	Discount Rate	8.63%	-	15.5%	(10.34%)
	Transaction Indication of Value	Enterprise Value ($mm)		$905
		Offer Price per Share		110.0%
	Direct Capitalization Method	Capitalization Rates	7.625%	-	9.25%	(8.61%)
	Net Asset Value	N/A		$28
	NAV Approach	Discount Rate		10.0%
	Black–Scholes Model	Volatility		87.9%

Convertible notes	Transaction Indication of Value	Cost Price		N/A			53,958

Life settlement	Discounted Cash Flow	Discount Rate		14.0%			66,150

LP interest	Net Asset Value	N/A		N/A			221,934
	Transaction Indication of Value	Cost Price ($mm)		$52

LLC interest	Discounted Cash Flow	Discount Rate	4.73%	-	29.50%	(13.17%)	4,333

CLO	NAV Approach	Discount Rate		70.0%			5,092

Rights and warrants	Liquidation Analysis	N/A		500.0%			1,784

Senior loan	Discounted Cash Flow	Discount Rate	11.50%	-	17.50%	(14.50%)	32,330
	Transaction Indication of Value	Net purchase price ($mm)		636.0%

Total							$640,316

10. Life Settlement Portfolio

The Company owns 100% of the outstanding equity and debt of an Ireland domiciled private company with limited liability named Specialty Financial Products, Ltd.(“SFP”), a Designated Activity Company. SFP was formed for the purpose of, from time to time, and at the proposal of NexAnnuity Asset Management, L.P. (“NexAnnuity,” an affiliate of the Adviser), entering into approved transactions relating to the acquisition of U.S. life settlement policies funded by the issuance of debt securities (the “Structured Note”) purchased by the Company. SFP utilizes proceeds from maturing life settlement contracts to repay the Structured Note and to further invest in life settlement contracts. As the Company owns the outstanding equity of and Structured Note issued by SFP, the Company consolidates SFP in its entirety. SFP’s equity and the Structured Notes are eliminated during consolidation.

As of September 30, 2022, the Company’s life settlement portfolio consists of the following (dollars in thousands):

Number of Policies	Face Value (Death Benefit)				Acquisition Cost				Premium Cost				Estimated Fair Value
Total	Range			Total	Range			Total	Range			Total	Range			Total

28	$1,500	-	$15,000	$142,907	$350	-	$3,895	$48,132	$0	-	$580	$4,589	$114	-	$6,020	$66,150

Remaining Life Expectancy (in years)			Number	Face Value	Fair Value
0	-	1	2	$7,000	$5,950
1	-	2	1	2,350	1,537
2	-	3	5	22,540	13,601
3	-	4	7	34,851	18,795
4	-	5	5	35,100	16,529
Thereafter			8	41,066	9,738
Total			28	$142,907	$66,150

The premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of September 30, 2022, assuming no maturities occur in that period, are as follows (dollars in thousands):

Year	Premiums
2022	$724
2023	5,279
2024	5,769
2025	6,295
2026	7,011
2027	7,675

During the three months ended September 30, 2022, the Company purchased 3 policies with a combined face value of $28.0 million for $8.7 million, had 3 policies mature with an aggregate net death benefit of $11.0 million, and paid $3.0 million in premiums.

11. Shareholders’ Equity

Common Shares

During the six months ended June 30, 2022, the Company issued 107,453 common shares pursuant to its dividend reinvestment plan that was terminated on July 1, 2022. No shares were issued during the three months ended September 30, 2022.

As of September 30, 2022, the Company had 37,171,807 common shares, par value $0.001 per share, issued and outstanding.

During the three months ended September 30, 2022, the Company paid distributions on its common shares on August 1, 2022, August 31, 2022 and September 30, 2022, in each case in the amount of $0.05 per share.

Preferred Shares

On January 8, 2021, the Company issued 3,359,593 shares of its 5.50% Series A Cumulative Preferred Shares, liquidation preference $25.00 per share (the “Series A Preferred Shares”), with an aggregate liquidation preference of approximately $84.0 million. The Series A Preferred Shares were issued as part of the consideration for an exchange offer for a portion of the Company’s common shares. The Series A Preferred Shares are callable starting on December 15, 2023 at a price of $25 per share.

During the three months ended September 30, 2022, the Company paid distributions on its Series A Preferred Shares on September 30, 2022 in the amount of $0.34375 per share.

Egan-Jones Ratings Company assigned an investment grade corporate rating of BBB- to the Series A Preferred Shares and a rating of BBB to the Company.  Dividends on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.50% of the $25 per share liquidation preference and are payable quarterly on March 31, September 30, October 31, and December 31 of each year, or in each case on the next succeeding business day.

12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of the Company’s common shares outstanding. The Company currently does not have any dilutive instruments outstanding.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

For the Three Months Ended September 30,
2022
Numerator for loss per share:
Net loss attributable to common shareholders	$(60,142)

Denominator for loss per share:
Weighted average common shares outstanding	37,172
Denominator for basic and diluted loss per share	37,172

Loss per weighted average common share:
Basic	$(1.62)
Diluted	$(1.62)

13. Related Party Transactions

Advisory and Administrative Fee

In connection with the Business Change and effective on the Deregistration Date, the Company terminated its investment advisory agreement and its administrative services agreement with NexPoint and entered into the Advisory Agreement with the Adviser, a subsidiary of NexPoint. The Company also terminated the investment advisory agreements between NexPoint and its wholly owned subsidiaries, NREO and NexPoint Real Estate Capital, LLC, effective on the Deregistration Date. Pursuant to the Advisory Agreement, subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of the Company, and provides investment management services.

As of September 30, 2022, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the “Advisory Fee”) of 1.00% of Managed Assets (as defined below) and an annual fee (the “Administrative Fee” and, together with the Advisory Fee, the “Fees”) of 0.20% of the Company’s Managed Assets, in each case paid monthly, in cash or our common shares as provided in the Advisory Agreement, subject to certain restrictions. See Note 15 for additional information.

Under the Advisory Agreement, “Managed Assets” means an amount equal to the total assets of the Company, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing to purchase or develop real estate or other investments, borrowing through a credit facility, or the issuance of debt securities), (ii) the issuance of preferred shares or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the Company’s investment objectives and policies, and/or (iv) any other means. In the event the Company holds collateralized mortgage-backed securities (“CMBS”) where the Company holds the controlling tranche of the securitization and is required to consolidate under GAAP all assets and liabilities of a specific CMBS trust, the consolidated assets and liabilities of the consolidated trust will be netted to calculate the allowable amount to be included as Managed Assets. In addition, in the event the Company consolidates another person it does not wholly own as a result of owning a controlling interest in such person or otherwise, Managed Assets will be calculated without giving effect to such consolidation and instead such person’s assets, leverage, expenses, liabilities and obligations will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of Managed Assets. The Adviser computes Managed Assets as of the end of each fiscal quarter and then computes each installment of the Fees as promptly as possible after the end of the month with respect to which such installment is payable.

Reimbursement of Expenses; Expense Cap

The Company is required to pay directly or reimburse the Adviser for all of the documented “operating expenses” (all out-of-pocket expenses of the Adviser in performing services for us, including but not limited to the expenses incurred by the Adviser in connection with any provision by the Adviser of legal, accounting, financial, due diligence, investor relations or other services performed by the Adviser that outside professionals or outside consultants would otherwise perform and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery or other office, internal and overhead expenses of the Adviser required for our operations) and any and all expenses (other than underwriters’ discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses (collectively, “Offering Expenses”), paid or incurred by the Adviser or its affiliates in connection with the services it provides to us pursuant to the Advisory Agreement. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed 1.5% of Managed Assets (the “Expense Cap”), for the twelve-month period following the Company’s receipt of the Deregistration Order, calculated as of the end of each quarter; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, further, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, these expenses are considered permanently waived and become non-recoupable in the future.

The Advisory Agreement has an initial term of three years and is automatically renewed thereafter for successive additional one-year terms unless earlier terminated. We have the right to terminate the Advisory Agreement on 30 days’ written notice for cause (as defined in the Advisory Agreement). The Advisory Agreement can be terminated by us or the Adviser without cause with 180 days’ written notice to the other party. The Adviser may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days. In addition, the Advisory Agreement shall terminate in the event of an assignment (as defined in Section 202(a)(1) of the Investment Advisers Act of 1940) of the Advisory Agreement (an “Advisers Act Assignment”). A termination fee will be payable to the Adviser by us upon termination of the Advisory Agreement for any reason, including non-renewal, other than a termination by us for cause or a termination due to an Advisers Act Assignment. The termination fee will be equal to three times the Fees earned by the Adviser during the twelve month period immediately preceding the most recently completed calendar quarter prior to the effective termination date; provided, however, if the Advisory Agreement is terminated prior to the one year anniversary of the date of the Advisory Agreement, the Fees earned during such period will be annualized for purposes of calculating the Fee.

For the three months ended September 30, 2022, the Company incurred Administrative Fees and Advisory Fees of $2.9 million, inclusive of $0.9 million in expenses that were deferred to comply with the Expense Cap.  Should the Company’s Fees and expenses subject to the Expense Cap be less than the 1.5% limit for the twelve month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap.

Guaranties of NexPoint Storage Partners, Inc. Debt

On September 14, 2022, the Company entered into guaranties (the “BS Guaranties”) for the benefit of JPMorgan Chase Bank, National Association (“JPM”) and any additional or subsequent lenders from time to time (collectively, “BS Lender”) under the BS Loan Agreement (defined below), pursuant to which the Company guaranteed certain obligations of the borrowers (“BS Borrower”) under the Loan Agreement, dated September 14, 2022, by and among BS Borrower, JPM as administrative agent and BS Lender (the “BS Loan Agreement”). The Company, through its ownership in NSP, owns an indirect interest in BS Borrower and entered into the BS Guaranties as a condition of BS Lender lending to BS Borrower under the BS Loan Agreement. Pursuant to the BS Guaranties, the Company guaranteed certain carrying obligations, including interest payments, of BS Borrower and certain recourse obligations of BS Borrower pertaining to exculpation or indemnification of BS Lender. The BS Guaranties also provide that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by BS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The BS Loan Agreement provides for a single initial advance of the loan in the amount of $221.8 million to BS Borrower on the closing date, and provides BS Borrower the right to request additional advances in connection with subsequently acquired properties. Amounts outstanding under the BS Loan Agreement are due and payable on September 9, 2023 which date may, at the option of BS Borrower, be extended for two successive one-year terms upon the satisfaction of certain terms and conditions. Borrowings outstanding under the BS Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising BS Borrower and bear interest at the one-month SOFR, subject to a floor of 0.50%, plus an applicable spread of 4.0017% with respect to approximately $184.9 million of initial principal thereunder and 5.3750% with respect to approximately $36.9 million of initial principal thereunder.

Separately, on September 14, 2022, the Company entered into a Guaranty Agreement (Recourse Obligations), dated September 14, 2022 (the “CMBS Guaranty”) for the benefit of JPM and any additional or subsequent lenders from time to time (collectively, the “CMBS Lender”) under the Loan Agreement, dated September 14, 2022 (the “CMBS Loan Agreement”), by and among the borrowers thereunder (collectively, “CMBS Borrower”) and the CMBS Lender. The Company, through its ownership in NSP, owns an indirect interest in CMBS Borrower and entered into the CMBS Guaranty as a condition of CMBS Lender lending to CMBS Borrower under the CMBS Loan Agreement. Pursuant to the CMBS Guaranty, the Company guaranteed certain recourse obligations of CMBS Borrower pertaining to exculpation or indemnification of CMBS Lender. The CMBS Guaranty also provides that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by CMBS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The CMBS Loan Agreement provides for a loan of $356.5 million to CMBS Borrower. Amounts outstanding under the CMBS Loan Agreement are due and payable on September 9, 2024 which date may, at the option of CMBS Borrower, be extended for three successive one-year terms upon the satisfaction of certain terms and conditions. Borrowings outstanding under the CMBS Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising CMBS Borrower and bear interest at one-month SOFR plus a spread of 3.55%, which will increase by 0.1% upon a second extension of the loan maturity and by an additional 0.15% upon a third extension of the loan maturity.

Subsidiary Investment Management Agreement

SFP is a party to an agreement (the “SFP IMA”) with NexAnnuity pursuant to which NexAnnuity provides investment management services to SFP. Mr. Dondero serves as President of NexAnnuity, which is indirectly owned by a trust of which Mr. Dondero is the primary beneficiary.

In exchange for its services, the SFP IMA provides that NexAnnuity will receive a management fee (the “SFP Management Fee”) paid monthly in an amount equal to 1.00% of the average weekly value of an amount equal to the total assets of SFP, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the investment objective, investment guidelines and policies under the SFP IMA, and/or (iv) any other means, plus any value added tax or any other applicable tax, if any, thereon. NexAnnuity may waive all or a portion of the SFP Management Fee.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank,SSB, an affiliate of the Adviser through common beneficial ownership. The Company’s direct real estate investments are managed by NexVest Realty Advisors, LLC (“NexVest”) an affiliate of the Adviser. For the three and nine months ended September 30, 2022, the Company through its subsidiaries has paid $0.2 million and $0.6 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the property in Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $750 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018 and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013 and the management fee is calculated on 4% of gross receipts.

The Company is the guarantor on two loans made to NHT, an affiliate of the Adviser, with an aggregate principal amount of 77.4 million as of September 30, 2022. NHT is current on all debt payments and in compliance with all debt compliance provisions.

On March 31, 2022, the Company, through a subsidiary, borrowed approximately $13.5 million from NREF, an entity advised by an affiliate of the Adviser, to finance its acquisition of a 77% interest in Tivoli North Property. The bridge note bore interest at an annual rate equal to the WSJ Prime Rate plus 1.5% and had a maturity date of October 1, 2022. The Company refinanced this bridge note with PNC Bank, N.A. on August 8, 2022. The new loan is for a principal amount of $13.5 million, matures on August 7, 2023, and bears interest at an annual rate of Daily Simple SOFR plus 3.5%. Proceeds from the note with PNC Bank were used to repay in full the financing provided by NREF on August 9, 2022.  As discussed in Note 8, Tivoli is accounted for using the equity method and as such, the note with PNC Bank is not consolidated by the Company.

Related Party Investments

The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the three months ended and as of September 30, 2022, the Company has the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser.

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income
SFR WLIF III, LLC	LLC Units	$7,254	$131	$-	$-	$131
NexPoint Residential Trust, Inc.	Common Stock	4,061	(1,421)	-	33	(1,388)
NexPoint Hospitality Trust	Common Stock	27,074	475	-	-	475
NexPoint Hospitality Trust	Convertible Notes	23,958	-	-	66	66
NexPoint Storage Partners, Inc.	Common Stock	114,714	(6,565)	-	-	(6,565)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	52,461	-	-	-	-
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	30,000	-	-	575	575
Claymore Holdings, LLC	LLC Units	-	-	-	-	-
Allenby, LLC	LLC Units	-	-	-	-	-
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	104,397	(36,866)	-	3,485	(33,381)
VineBrook Homes Operating Partnership, L.P.	Partnership Units	169,473	592	-	1,427	2,019
Total		$533,392	$(43,654)	$-	$5,586	$(38,068)

14. Commitments and Contingencies

Commitments

The Company is the guarantor on three secured loans made to NSP, an affiliate of the Adviser, with an aggregate principal amount of approximately $578.3 million outstanding as of September 30, 2022. NSP is current on all debt payments and in compliance with all debt compliance provisions. See Note 13 for additional information.

The Company is the guarantor on two loans made to NHT, an affiliate of the Adviser, with an aggregate principal amount of $77.4 million outstanding, as of September 30, 2022.  NHT is current on all debt payments and in compliance with all debt compliance provisions.

Contingencies

In the normal course of business, the Company is subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated balance sheets or consolidated statements of operations and comprehensive income (loss) of the Company. The Company is not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company or its properties or subsidiaries.

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2022, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Claymore is engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

15. Subsequent Events

Dividends Declared

On October 24, 2022, the Board approved a quarterly dividend of $0.15 per common share, payable on December 30, 2022 to stockholders of record on December 15, 2022.

Amendment to Advisory Agreement

On October 25, 2022, the Advisory Agreement was amended to change the structure of the Advisory Fee such that a portion of the monthly installment of the Advisory Fee shall be paid in cash up to $1.0 million and the remainder of the monthly installment of the Advisory Fee, if any, shall be paid in common shares of the Company, subject to certain restrictions. The Advisory Agreement was also amended to provide that the Administrative Fee shall be paid in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our Annual Report, filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report.

Overview

As of September 30, 2022, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of September 30, 2022, there were 2,000 OP Units outstanding, of which 100%, were owned by us.

On the Deregistration Date, the SEC issued the Deregistration Order. The issuance of the Deregistration Order enables the Company to proceed with full implementation of the Business Change. As a result of the Business Change, we have not provided a comparison of our financial statements to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our financial condition and results of operations during the period from the Deregistration Date to September 30, 2022.

As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. The Company seeks to achieve this objective through the Business Change. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease and retail. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022, for an initial three-year term. The Adviser is wholly owned by NexPoint Advisors, L.P.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes.

On October 15, 2021, a lawsuit was filed by a trust set up in connection with the Highland Capital Management, L.P. bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. The lawsuit makes claims against a number of entities, including our Sponsor and James Dondero. The lawsuit does not include claims related to our business or our assets or operations. Our Sponsor and Mr. Dondero have informed us they believe the lawsuit has no merit and they intend to vigorously defend against the claims. We do not expect the lawsuit will have a material effect on our business, results of operations or financial condition.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our floating rate mortgages and credit facilities, as these costs could increase at a rate higher than our rental and other revenue. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. In addition, to the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot make assurances that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth

Components of Our Revenues and Expenses

Revenues

Rental income. Our rental income is primarily attributable to the rental revenue from our investment in Cityplace Tower, a 42-story, 1.35 million-square-foot, trophy office building acquired in 2018 as well as rental income from two retail properties (see Note 5 to our consolidated financial statements). Also included are utility reimbursements, late fees, common area maintenance reimbursements, and other rental fees charged to tenants.

Interest and dividends. Interest and dividends include interest earned from our debt investments and dividends from our equity investments.

Other income. Other income includes ancillary income earned from tenants such as non-refundable fees, parking fees, and other miscellaneous fees charged to tenants and income items.

Expenses

Property operating expenses. Property operating expenses include property maintenance costs, salary and employee benefit costs, utilities, casualty-related expenses and recoveries and other property operating costs of property owned directly or indirectly by us.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property owned directly or indirectly by us. Insurance includes the cost of commercial, general liability, and other needed insurance for each property owned directly or indirectly by us.

Property management fees. Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 13 to our consolidated financial statements).

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 13 to our consolidated financial statements).

Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of trustee fees, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Corporate general and administrative expenses and the Advisory Fees and Administrative Fees paid to our Adviser will not exceed the Expense Cap for the 12 months subsequent to the Deregistration Date, calculated in accordance with the Advisory Agreement. The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, such expenses are considered permanently waived and become non-recoupable in the future.

Property general and administrative expenses. Property general and administrative expenses include the costs of marketing, professional fees, general office supplies, and other administrative related costs of each property owned directly or indirectly by us.

Depreciation and amortization. Depreciation and amortization costs primarily include depreciation of our real properties and amortization of acquired in-place leases on property owned directly or indirectly by us.

Other Income and Expense

Interest expense. Interest expense primarily includes the cost of interest expense on debt, the amortization of deferred financing costs, if any, and the related impact of interest rate derivatives, if any, used to manage our interest rate risk.

Equity in earnings (losses) of unconsolidated ventures. Equity in earnings (losses) of unconsolidated ventures represents the change in our basis in equity method investments resulting from our share of the investments’ income and expenses. Profit and loss from equity method investments for which we’ve elected the fair value option are classified in divided income, change in unrealized gains and realized gains as applicable.

Tax Expense. Tax expense is primarily derived from taxable gains from asset sales and other income earned from investments held in our TRS.

Unrealized Gain (Loss) on Investments. Unrealized gains and losses represent changes in fair value for equity method investments, CLO equity investments, bonds, common stock, convertible notes, LLC interests, LP interests, rights and warrants, and senior loans for which the fair value option has been elected.

Realized Gain (Loss) on Investments. The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Operations on both the Successor and Predecessor basis with respect to the investment sold at the time of the sale.

Results of Operations for the Three Months Ended September 30, 2022

The three months ended September 30, 2022

As a result of the Business Change, we have not provided a comparison of our financial statements to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our financial condition and results of operations during the period from the Deregistration Date to September 30, 2022.

The following table sets forth a summary of our operating results for the three months ended September 30, 2022 (in thousands):

For the Three Months Ended September 30,
2022
Total revenues	$40,763
Total expenses	(12,720)
Operating income	28,043
Interest expense	(2,541)
Equity in losses of unconsolidated ventures	(1,581)
Tax expense	(7,516)
Change in unrealized losses	(78,238)
Realized gains	2,846
Net loss	(58,987)
Net income attributable to preferred shareholders	(1,155)
Net loss attributable to common shareholders	$(60,142)

The net loss for the three months ended September 30, 2022 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.

Revenues

Rental income. Rental income was $4.6 million for the three months ended September 30, 2022. Rental income primarily consists of lease revenue from our investment in Cityplace Tower.

Interest and dividends. Interest and dividends totaled $36.1 million for the three months ended September 30, 2022. Interest and dividends consists primarily of dividends from CLO equity investments of $29.1 million, NREF OP distributions of $3.5 million and VB OP distributions of $1.4 million.

Other income.  Other income was approximately $18,000 for the three months ended September 30, 2022.

Expenses

Property operating expenses. Property operating expenses were $1.8 million for the three months ended September 30, 2022. Property operating expenses consist primarily of expenses from our investment in Cityplace Tower.

Real estate taxes and insurance. Real estate taxes and insurance costs were $1.5 million for the three months ended September 30, 2022. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower.

Property management fees. Property management fees were $0.2 million for the three months ended September 30, 2022. Property management fees are primarily based on gross revenues derived primarily from our investment in Cityplace Tower.

Advisory and administrative fees.  For the three months ended September 30, 2022, the Company incurred Administrative Fees and Advisory Fees of $2.9 million, inclusive of $0.9 million in expenses that were deferred to comply with the Expense Cap.  Should the Company’s Fees and expenses subject to the Expense Cap be less than the 1.5% limit for the twelve month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap.

Corporate general and administrative expenses. Corporate general and administrative expenses were $1.9 million for the three months ended September 30, 2022. Corporate general and administrative expenses were primarily driven by legal fees $0.6 million and valuation fees of $0.4 million.

Property general and administrative expenses.  Property general and administrative expenses were $0.9 million for the three months ended September 30, 2022. Property general and administrative expenses consist primarily of expenses from our investment in Cityplace Tower.

Depreciation and amortization. Depreciation and amortization costs were $3.6 million for the three months ended September 30, 2022. Depreciation and amortization expenses consist primarily of expenses from our investment in Cityplace Tower. Due to the Business Change, the fair value of our real properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets. The amortization of intangible lease assets over a six-month period from the date of acquisition is expected to increase the amortization expense during the first year from the date of the Business Change.

Other Income and Expense

Interest expense. Interest expense was $2.5 million for the three months ended September 30, 2022.

Equity in losses of unconsolidated ventures. Equity in losses of unconsolidated ventures was $1.6 million for the three months ended September 30, 2022 and was primarily driven by amortization of the basis difference on the SAFStor Ventures of approximately $1.3 million.

Tax expense.  The Company has recorded a current income tax expense of $10.8 million associated with the TRS for the three months ended September 30, 2022, which is largely driven by income from the Company’s legacy CLO investments.  The tax expense is partially offset by removing the valuation allowance on a deferred tax asset of $3.3 million for a net expense of $7.5 million that is recorded on the Consolidated Statement of Operations.

Change in unrealized losses.  Unrealized losses from our investments accounted for at fair value was $78.2 million for the three months ended September 30, 2022.  Losses were primarily driven by mark-to-market losses on NREF OP units of $36.9 million and losses on our CLO equity portfolio of $27.2 million.  Our CLO equity portfolio consists primarily of CLOs that are in the process of winding down operations and liquidating their remaining holdings.  The losses on the CLO equity portfolio are offset by dividends received of $29.1 million which are shown in interest and dividends on the consolidated statement of operations.

Realized gains. Realized gains were $2.9 million for three months ended September 30, 2022, driven primarily by gains on life settlement maturities of $3.4 million partially offset by a legacy investment that was written off for a loss of $0.6 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures including:

●	capital expenditures to continue the ongoing development of Cityplace Tower;

●	interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments” below);

●	recurring maintenance necessary to maintain our properties;

●	distributions necessary to qualify for taxation as a REIT;

●	income taxes for taxable income generated by the TRS;

●	acquisition of additional properties or investments;

●	advisory and administrative fees payable to our Adviser;

●	general and administrative expenses;

●	reimbursements to our Adviser; and

●	property management fees.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of September 30, 2022, we had $29.2 million of cash available to meet our short-term liquidity requirements.  As of September 30, 2022, we also had $34.5 million of restricted cash held in reserve by the lender on the Cityplace debt.  These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional properties, make additional accretive investments pursuant to our investment strategy, renovations and other capital expenditures to improve our properties and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, and property and non-real estate asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

In addition to our ongoing renovation of Cityplace, our other properties will require periodic capital expenditures and renovation to remain competitive. We estimate an additional $120 million to $130 million of capital expenditures to complete the Cityplace renovation.  Also, acquisitions, redevelopments, or expansions of our properties will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions, or redevelopment through retained earnings long-term is limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations, and prospects could be materially and adversely affected.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2022.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended September 30, 2022 (in thousands):

For the Three Months Ended September 30,
2022
Net cash provided by operating activities	$27,944
Net cash used in investing activities	(13,545)
Net cash used in financing activities	(1,477)
Net increase in cash, cash equivalents and restricted cash	12,922
Cash, cash equivalents and restricted cash, beginning of period	50,776
Cash, cash equivalents and restricted cash, end of period	$63,698

Cash flows from operating activities.  During the three months ended September 30, 2022, net cash provided by operating activities was $27.9 million. Operating cash flows were primarily driven by dividends received from our CLO equity portfolio.

Cash flows from investing activities.  During the three months ended September 30, 2022, net cash used in investing activities was $13.6 million. Cash flows from investing activities was primarily driven by acquisitions of new real estate investments of $26.5 million partially offset by proceeds from the redemption of our Caddo Sustainable Timberlands investment of $10.9 million.

Cash flows from financing activities. During the three months ended September 30, 2022, net cash used in financing activities was $1.5 million. Cash flows from financing activities was primarily driven by borrowings of $13.3 million, offset by credit facility repayments of $9.5 million and dividends paid to common shareholders of $5.6 million.

Debt

Mortgage Debt

As of September 30, 2022, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $145.3 million at a weighted average interest rate of 5.7%. See Note 7 to our consolidated financial statements for additional information.

We intend to invest in additional real estate investments as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of common shares or other securities or investment and property dispositions.

Although we expect to be subject to restrictions on our ability to incur indebtedness, we expect that we will be able to refinance existing indebtedness or incur additional indebtedness for acquisitions or other purposes, if needed. However, there can be no assurance that we will be able to refinance our indebtedness, incur additional indebtedness or access additional sources of capital, such as by issuing common shares or other debt or equity securities, on terms that are acceptable to us or at all.

Furthermore, following the completion of our renovation and development programs and depending on the interest rate environment at the applicable time, we may seek to refinance our floating rate debt into longer-term fixed rate debt at lower leverage levels.

Credit Facility

On January 8, 2021, the Company entered into the $30.0 million Credit Facility with Raymond James Bank, N.A. and drew the full balance. The Credit Facility, as amended, bears interest at one-month LIBOR plus 3.5% and matures on March 6, 2023. The Company paid down $10.0 million on the Credit Facility during the year ended December 31, 2021. During the nine months ended September 30, 2022, the Company paid down $6.0 million on the Credit Facility. As of September 30, 2022, the Credit Facility had an outstanding balance of $14.0 million. For additional information regarding our Credit Facility, see Note 7.

Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2022 for the next four calendar years subsequent to September 30, 2022.

	Payments Due by Period (in thousands)
	Total	2022	2023	2024	2025	2026	Thereafter
Property Level Debt
Principal payments	$158,510	$591	$144,669	$-	$13,250	$-	$-
Interest expense	5,316	2,291	1,695	830	499	-	-
Total	$163,826	$2,882	$146,364	$830	$13,749	$-	$-

Prime Brokerage Borrowing
Principal payments	$10,059	$-	$-	$-	$-	$-	$10,059	(1)
Interest expense	1,571	93	369	370	369	369	-	(1)
Total	$11,630	$93	$369	$370	$369	$369	$10,059

Preferred Shares
Dividend payments	$-	$1,155	$4,620	$4,620	$4,620	$4,620	N/A	(2)

Credit Facility
Principal payments	$14,000	$3,000	$11,000	$—	$—	$—	$—
Interest expense	333	213	120	—	—	—	—
Total	$14,333	$3,213	$11,120	$-	$-	$-	$-

Total contractual obligations and commitments	$189,789	$7,343	$162,474	$5,821	$18,738	$4,989	$10,059

(1)	Assumes no additional borrowings or repayments. The Prime Brokerage balance has no stated maturity date.
(2)	The Series A Preferred Shares are perpetual.

Credit Facility

The Credit Facility will mature on March 6, 2023 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.

Cityplace Debt

On November 8, 2022, we received lender consent to defer the maturity of the Cityplace debt to February 7, 2023.  Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $145.3 million principal balance outstanding, including recasting the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof.  Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.

Advisory Agreement

As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser the Fees The first $1 million of the monthly installment of the Advisory Fee is paid in cash and the remainder of the monthly installment, if any, is paid in our common shares, subject to certain restrictions. The Administrative Fee is paid in cash. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed the Expense Cap, for the twelve-month period following the Company’s receipt of the Deregistration Order, calculated as of the end of each quarter; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, further, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses.

Income Taxes

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes.  The Company has recorded a current income tax expense of $10.8 million associated with the TRS for the three months ended September 30, 2022, which is largely driven by income from the Company’s legacy CLO investments.  The tax expense is partially offset by removing the valuation allowance on a deferred tax asset of $3.3 million for a net expense of $7.5 million that is recorded on the Consolidated Statement of Operations.

If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of September 30, 2022, we believe we are in compliance with all applicable REIT requirements.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of September 30, 2022 and to our knowledge, we have no examinations in progress and none are expected at this time.

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we will determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.

We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).

Dividends

We intend to make regular quarterly dividend payments to holders of our common shares. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common shares out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our ninth monthly dividend of 2022 on our common shares of $0.05 per share which was paid on September 30, 2022 to shareholders of record on September 19, 2022. Our Board declared our third quarterly dividend of 2022 on our Series A Preferred Shares of $0.34375 per share which was paid on September 30, 2022 to shareholders of record on September 23, 2022. Starting October 1, 2022, we expect that dividends on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required.

See Note 2, “Summary of Significant Accounting Policies”, for further discussion of our accounting estimates and policies.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

●

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.

●

Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company utilizes independent third parties to perform the allocation of value analysis for each property acquisition and to perform the market valuations on its derivative financial instruments and has established policies, as described above, processes and procedures intended to ensure that the valuation methodologies for investments and derivative financial instruments are fair and consistent as of the measurement date.

Valuation of Investments

As of September 30, 2022, the Company’s fair valued investments consisted of senior loans, corporate bonds, collateralized loan obligations, convertible notes, common stocks, rights, warrants, life settlement contracts, LP interests and LLC interests. The fair value of the Company’s senior loans, bonds, and collateralized loan obligations are generally based on quotes received from brokers or independent pricing services. Senior loans, bonds, and collateralized loan obligations with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Senior loans, bonds, and collateralized loan obligations that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.

The fair value of the Company’s common stocks, rights, and warrants that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. At the end of each calendar quarter, the Adviser evaluates the Level 2 and 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, the Adviser evaluates the Level 1 and 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values the Company may ultimately realize. Further, such investments may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities.

The fair value of the Company’s common stocks, exchange-traded funds, other registered investment companies and warrants that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. The Company’s real estate investments include equity interests in limited liability companies and equity issued by REITs that invest in commercial real estate. The fair value of real estate investments that are not actively traded on national exchanges are based on internal models developed by the Adviser. The significant inputs to the models include cash flow projections for the underlying properties, capitalization rates and appraisals performed by independent valuation firms. These inputs are not readily observable, and the Company has classified the investments as Level 3 assets. Exchange-traded options are valued based on the last trade price on the primary exchange on which they trade. If an option does not trade, the mid-price, which is the mean of the bid and ask price, is utilized to value the option.

The fair value of the Company’s convertible notes are categorized as Level 3 assets in the fair value hierarchy. Convertible notes are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows.

Upon initial acquisition, the Company’s life settlement contracts are recognized at the transaction price. For each subsequent reporting period, the investments are measured at fair value by a third-party valuation specialist using a life settlement pricing model and are categorized as Level 3 assets in the fair value hierarchy. Key assumptions utilized in determining fair value include but are not limited to: (i) life expectancy estimates provided by independent third party underwriters based on actuarially developed mortality tables and industry life expectancy reports; (ii) future premium estimates; (iii) rates of return consistent with those sought by independent purchasers of life policies at the time of purchase; and (iv) offers and/or commitments from purchasers. In addition, the valuation agent will also consider recent sales as well as offers received for the life policies deemed likely to close in the near future in estimating fair value.

The assumptions used to value life policies are by nature, inherently uncertain and the effect of changes in estimates may be material. The fair value measurement used in estimating the present value calculations are derived from valuation techniques that include inputs that are not based on observable market data. Changes in the fair value of the life settlement contracts are reported as net unrealized gains or losses on the Consolidated Statement of Operations (Successor Basis). Upon the death of an insured or the sale of a life policy, the Company will recognize the difference between the proceeds received and the cost of the life policy as a realized gain or loss in the Company's Consolidated Statement of Operations (Successor basis).

Purchase Price Allocation

Upon acquisition of a property considered to be an asset acquisition, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets based on relative fair value in accordance with FASB ASC 805, Business Combinations. Acquisition costs related to asset acquisitions are capitalized in accordance with FASB ASC 805.

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (see Note 9 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

Impairment

Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to increases in rents nationwide. Our lease terms are generally for a period of one year or more and reset to market if renewed. The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities.

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. Currently, the Federal Reserve is raising interest rates in response to or in anticipation of continued inflation concerns. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges.

REIT Tax Election

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and expect to continue to qualify as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our shareholders. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes.  The Company has recorded a current income tax expense of $10.8 million associated with the TRS for the three months ended September 30, 2022, which is largely driven by income from the Company’s legacy CLO investments.  The tax expense is partially offset by removing the valuation allowance on a deferred tax asset of $3.3 million for a net expense of $7.5 million that is recorded on the Consolidated Statement of Operations. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None for the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1

Restated Certificate of Trust of NexPoint Diversified Real Estate Trust, effective July 1, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

3.2

Declaration of Trust of NexPoint Diversified Real Estate Trust, dated July 1, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

3.3	Bylaws of NexPoint Diversified Real Estate Trust, dated July 1, 2022 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.1*	Guaranty Agreement (Carry Obligations), dated September 14, 2022, by the Company for the benefit of JPMorgan Chase Bank, N.A.

10.2*	Guaranty Agreement (Recourse Obligations), dated September 14, 2022, by the Company for the benefit of JPMorgan Chase Bank, N.A.

10.3*	Guaranty Agreement (Recourse Obligations), dated September 14, 2022, by the Company for the benefit of JPMorgan Chase Bank, N.A.

10.4

Advisory Agreement, dated July 1, 2022, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.5

Limited Partnership Agreement of NexPoint Diversified Real Estate Trust Operating Partnership, L.P., dated July 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith.

+         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President	November 14, 2022
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer, Executive VP-Finance, Treasurer and Assistant Secretary	November 14, 2022
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)