Form 10-K
period 2022-12-31
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2023-03-31
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-32921
_____________________________________________________________________________________
NexPoint Diversified Real Estate Trust
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________________________________________

Delaware	80-0139099
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)
(214) 276-6300
(Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.001 per share	NXDT	New York Stock Exchange
5.50% Series A Cumulative Preferred Shares, par value $0.001 per share ($25.00 liquidation preference per share)	NXDT-PA	New York Stock Exchange
_____________________________________________________________________________________

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None
_____________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2022, was approximately $534,005,152.
As of March 31, 2023, the registrant had 37,171,807 common shares, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-K
Year Ended December 31, 2022
i

PART I
Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this annual report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you therefore against relying on any of these forward-looking statements.

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•Unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including inflation, rising interest rates, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for shareholders;

•Our loans and investments expose us to risks similar to and associated with real estate investments generally;

•Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us;

•Risks associated with the ownership of real estate, including dependence on tenants and compliance with laws and regulations related to ownership of real property;

•Risks associated with our investment in diverse issuers, industries and investment forms and classes, both in real estate and in non-real estate sectors, including common equity, preferred equity securities, options or other derivatives, short sale contracts, secured loans of securities, reverse repurchase agreements, structured finance securities, below investment grade senior loans, bonds, convertible instruments, joint ventures, and emerging markets;

•Fluctuations in interest rate and credit spreads, could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments;

•The use of leverage to finance our investments;

•Risks associated with our loans and investments in debt instruments including, senior loans, mezzanine loans, collateralized loan obligations ("CLOs"), and structured finance securities;

•Our loans and investments are concentrated in terms of type of interest, geography, asset types, industry and sponsors and may continue to be so in the future;

•We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs;

•We have limited operating history as a standalone company and may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to our shareholders;

•We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Advisors, L.P. (“NexPoint” or our “Sponsor”), members of the NexPoint Real Estate Advisors X, L.P. (our “Adviser”) management team or their affiliates.

•We are dependent upon our Adviser and its affiliates to conduct our day-to-day operations; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer;

•Our Adviser and its affiliates face conflicts of interest, including significant conflicts created by our Adviser’s compensation arrangements with us, including compensation which may be required to be paid to our Adviser if our advisory agreement is terminated, which could result in decisions that are not in the best interests of our shareholders;

•We pay substantial fees and expenses to our Adviser and its affiliates, which payments increase the risk that you will not earn a profit on your investment;

•If we fail to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes, cash available for distributions to be paid to our shareholders could decrease materially, which would limit our ability to make distributions to our shareholders; and

•Risks associated with the COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases;

•Any other risks included under the heading “Risk Factors” in this annual report.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this annual report. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.
Item 1. Business

General

NexPoint Diversified Real Estate Trust (the “Company”, “we”, “us” or “our”) is an externally advised, publicly traded REIT focused on the acquisition, asset management, development, and disposition of opportunistic, value-add investments in real estate properties throughout the United States. The Company focuses primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The Company is advised by the Adviser. The Company was formed in Delaware and has elected to be taxed as a REIT. Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership and wholly owned subsidiary. The Company conducts its business (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiaries (“TRSs”). The Company’s wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP.

2022 Highlights

Key highlights and transactions completed in 2022 include the following:

On July 1, 2022, the Securities and Exchange Commission (the “SEC”) issued an order pursuant to Section 8(f) of the Investment Company Act of 1940 (the “Investment Company Act”) declaring that the Company has ceased to be an investment company under the Investment Company Act (the “Deregistration Order”). The issuance of the Deregistration Order enables the Company to proceed with full implementation of its new business mandate to operate as a diversified REIT.

NexPoint Dominion Land, LLC

On August 9, 2022, the Company purchased 21.5 acres of undeveloped land in Plano, Texas through a wholly owned special purpose entity (“SPE”), as detailed in the table below (dollars in thousands). The Company plans to develop this land into a life science property. No estimated completion date is available at this time. The details of the Company’s acquisitions held by SPEs the Company consolidates for the year ended December 31, 2022 were as follows (dollars in thousands):

Investment Vehicle	Location	Property Type	Date of Acquisition	Purchase Price	Debt	Effective Ownership (1)
NexPoint Dominion Land, LLC	Plano, Texas	Land	August 9, 2022	$26,500	$13,250	100%

(1)	Represents ownership of underlying property. The Company, through the OP, owns 100% of NexPoint Dominion Land, LLC as of December 31, 2022.

The Company borrowed approximately $13.3 million from the seller, Gabriel Legacy, LLC to finance its acquisition through NexPoint Dominion Land, LLC. The note bears interest at an annual rate equal to the WSJ Prime Rate and matures on August 8, 2025.

Tivoli North Property

On March 30, 2022, the Company invested in Las Vegas Land Owner, LLC (“Tivoli”), a joint venture that owns an 8.5 acre tract of land (the “Tivoli North Property”) upon which site Tivoli plans to develop a 300-unit multifamily apartment community directly adjacent to Tivoli Village, a high-end mixed-use center in Las Vegas, Clark County, Nevada. On August 8, 2022, the joint venture was restructured to a tenants-in-common arrangement (the “TIC”). Post restructure, the Company owns 100% of Tivoli, and Tivoli owns 77% of the underlying land investment. Members of the TIC must unanimously agree on certain major decisions regarding the underlying investment giving the Company shared control.

On March 31, 2022, the Company, through a subsidiary, borrowed approximately $13.5 million from NREF to finance its acquisition of a 77% interest in Tivoli North Property. The bridge note bore interest at an annual rate equal to the WSJ Prime Rate plus 1.5% and had a maturity date of October 1, 2022. The Company refinanced this bridge note with PNC Bank, N.A. (“PNC Bank”) on August 8, 2022. The new loan has a principal amount of $13.5 million, matures on August 7, 2023, and bears interest at an annual rate based on the daily simple secured overnight financing rate (“SOFR”) plus 3.5%. Proceeds from the note with PNC Bank were used to repay in full the financing provided by NREF on August 9, 2022.

NexPoint Real Estate Finance, Inc.

On January 7, 2022, the Company received approximately 3,324,332 units of limited partnership of subsidiaries (“NREF SubOP Units”) of NexPoint Real Estate Finance Operating Partnership, L.P. (the “NREF OP”) in connection with pro rata liquidating distributions by certain entities through which the Company had invested in the NREF OP subsidiaries. Following the Company’s receipt of the NREF SubOP Units, on January 7, 2022, the Company, through its wholly owned subsidiary NexPoint Real Estate Opportunities, LLC (“NREO”), redeemed a total of approximately 3,721,571 NREF SubOP Units, representing all of its NREF SubOP Units, for cash and purchased the same number of units of limited partnership of the NREF OP (“NREF OP Units”) for the same cash. On December 23, 2022, the Company, through NREO, redeemed 2,100,000 NREF OP Units for 2,100,000 shares of common stock of NexPoint Real Estate Finance, Inc. (“NREF”). The NREF OP is the operating partnership of NREF, a publicly traded mortgage REIT managed by an affiliate of the Adviser. As of December 31, 2022, the Company held 2,100,000 shares, or approximately 12.3%, of NREF’s common stock and approximately 4,869,082 NREF OP Units, or approximately 16.1% of the outstanding NREF OP Units.

NexPoint SFR Operating Partnership, L.P.

On June 8, 2022, the Company, directly or through one or more subsidiaries, contributed $25.0 million to the newly formed NexPoint SFR Operating Partnership, L.P. (the “SFR OP”) in exchange for common units of the SFR OP (“SFR OP Units”). Additionally, on June 8, 2022, the Company, directly or through one or more subsidiaries, loaned $25.0 million to the SFR OP in exchange for $25.0 million of 7.50% convertible notes of the SFR OP (“SFR OP Convertible Notes”) that are interest only during the term and mature on June 30, 2027. The SFR OP is a subsidiary of NexPoint Homes Trust, Inc., a private single-family rental (“SFR”) REIT managed by an affiliate of the Adviser. Subsequent to June

8, 2022 and through December 31, 2022, the Company, directly or through one or more subsidiaries, contributed approximately an additional $27.5 million to the SFR OP in exchange for SFR OP Units. Subsequent to June 8, 2022 and through December 31, 2022, the Company, directly or through one or more subsidiaries, contributed approximately an additional $1.0 million to the SFR OP in exchange for SFR OP Units through distribution reinvestments. Additionally, subsequent to June 8, 2022 and before December 31, 2022, the Company, directly or through one or more subsidiaries, loaned an additional $5.0 million to the SFR OP in exchange for $5.0 million of SFR OP Convertible Notes. As of December 31, 2022, the Company owns approximately 2,139,180, or 31.0%, of the outstanding SFR OP Units and $30 million in outstanding principal balance of SFR OP Convertible Notes.

IQHQ Holdings, LP

On June 22, 2022, the Company subscribed for and purchased 142,857, or $4 million, of Class A-2 Units in IQHQ Holdings, LP (“IQHQ Holdings”), and subsequently subscribed for and purchased, on September 15, 2022, 107,143, or $3 million, of Class A-2 Units in IQHQ Holdings in connection with a restructuring of its investment in IQHQ, Inc. (“IQHQ”). In connection with the Company’s subscription, the Company surrendered 1,938,671 shares of common stock in IQHQ in exchange for Class A-1 Units in IQHQ Holdings. IQHQ is a private life science REIT focused on acquiring, developing and redeveloping high-quality properties in core life science markets. As of December 31, 2022, the Company owns 1,938,671, or 1.4%, of the Class A-1 Units, and 250,000, or 0.7%, of the Class A-2 Units in IQHQ Holdings.

NexPoint Storage Partners, L.P. and SAFStor Ventures

On December 8, 2022, the Company, through NREO, entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in joint ventures (the “SAFStor Ventures”) with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the “NSP OC”) in exchange for approximately 47,064 newly created Class B Units of the NSP OC, representing 14.8% of the combined classes of common units of the NSP OC (“NSP OC Common Units”) immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NexPoint Storage Partners, Inc. (“NSP”), a privately owned self-storage REIT indirectly managed by an affiliate of the Adviser, of which the Company owns approximately 86,369 shares, or 53.1%, of the outstanding common stock as of December 31, 2022. Concurrently with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of December 31, 2022, the Company owns approximately 47,064 units, or 30.5%, of the outstanding NSP OC Common Units.

In connection with the foregoing, the Company entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage LP (“Extra Space”) pursuant to which the Company and certain affiliates of the Adviser (the “Co-Guarantors”) guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of the Company and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of the Company under the guaranties is approximately $83.8 million.

In addition, on September 14, 2022, the Company entered into guaranties for the benefit of JPMorgan Chase Bank, National Association and any additional or subsequent lenders from time to time pursuant to which the Company guaranteed certain obligations of one or more borrowers in which the Company owns an indirect interest through its ownership in NSP. With respect to a loan agreement (the “BS Loan Agreement”) providing for an initial advance of $221.8 million with the right to request additional advances, the Company guaranteed certain carrying obligations, including interest payments, of the borrowers and certain recourse obligations of the borrowers pertaining to exculpation or indemnification of the lender. Amounts outstanding under the BS Loan Agreement are due and payable on September 9, 2023 which date may be extended by the borrowers for two successive one-year terms on certain terms and conditions. Borrowings outstanding under the BS Loan Agreement bear interest at the one-month SOFR, subject to a floor of 0.50%, plus an applicable spread of approximately 4.0% with respect to approximately $184.9 million of initial principal thereunder and approximately 5.4% with respect to approximately $36.9 million of initial principal thereunder. With respect to a loan agreement (the “CMBS Loan Agreement”) providing for a loan of $356.5 million, the Company guaranteed certain recourse obligations of the borrowers pertaining to exculpation or indemnification of the lender. Amounts outstanding under the CMBS Loan Agreement are due and payable on September 9, 2024 which date may be extended by the borrowers for three successive one-year terms on certain terms and conditions. Borrowings outstanding under the CMBS Loan Agreement bear interest at one-month SOFR plus a spread of approximately 3.6%, which will increase by 0.1% upon a second extension of the loan maturity and by an additional approximately 0.2% upon a third extension of the loan maturity. The Company also may be required to repay principal amounts under both loan agreements upon the occurrence of certain events, including certain action or inaction by the borrowers. Borrowings under the guaranties with respect to both loan agreements are secured by mortgages on real property owned by one or more of the borrowers. The maximum liability of the Company under the guaranties is approximately $578.3 million.

In addition, during 2022, the Company received $0.1 million in payments with respect to its holdings of NSP’s convertible debt financing that mature on February 18, 2024 (the “NSP Convertible Note”). The NSP Convertible Note bears interest at a fixed rate of approximately 5.1% per year. During 2022, NSP paid down the full balance on the NSP Convertible Note.

NexPoint Hospitality Trust

During 2022, the Company accrued $0.9 million in interest with respect to its holdings of convertible notes in the operating partnership (the “NHT OP”) of NexPoint Hospitality Trust (“NHT”) that mature between 2039 and 2042 (the “NHT OP Notes”). NHT is a publicly traded hospitality REIT listed on the TSX Venture Exchange (“TSXV”) managed by an affiliate of the Adviser. The NHT OP Notes bear interest at a fixed rate between 1.82% and 6.00%. As of December 31, 2022, the NHT OP Notes have an outstanding balance of $24.8 million and the Company owned 13,571,131 shares, or 45.4% of the outstanding common stock of NHT and 29.9% of the outstanding NHT OP Notes. The remaining NHT OP Notes are held by affiliates of the Adviser.

The Company is a limited guarantor and an indemnitor on one of NHT’s loans with an aggregate principal amount of $77.4 million as of December 31, 2022. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.

Caddo Sustainable Timberlands

On August 5, 2022, the Company’s investment in Caddo Sustainable Timberlands was redeemed for approximately $10.9 million in cash.

Metro-Goldwyn Mayer, Inc.

On March 17, 2022, Amazon.com, Inc. announced it had closed its acquisition of Metro-Goldwyn Mayer, Inc.(“MGM”). At the announcement date, the Company held 309,137 shares of MGM’s Class A Common Stock directly and 557,618 shares of MGM’s Class A Common Stock indirectly via the CLOs. As a result of the acquisition of MGM, the Company received $126.4 million in cash in exchange for its shares of Class A Common Stock.

Specialty Financial Products, Ltd.

During 2022, the Company, through Specialty Financial Products, Ltd. (“SFP”), a wholly owned Irish Designated Activity Company, purchased three U.S. life settlement contracts with a combined face value of $28.0 million for $8.7 million, had one life settlement contract mature with an aggregate net death benefit of $7.0 million, and paid $2.6 million in premiums to keep the life settlement contracts in force.

Share Repurchase Program

On October 24, 2022, our Board of Trustees (our “Board”) authorized a share repurchase program (the “Share Repurchase Program”) through which we may repurchase an indeterminate number of common shares and our 5.50% Series A Cumulative Preferred Shares, liquidation preference $25.00 per share (the “Series A Preferred Shares”), at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 24, 2024. We may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares is trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time. As of December 31, 2022, we had not made any repurchases of our common shares or Series A Preferred Shares pursuant to the Share Repurchase Program.

Our Portfolio

As of December 31, 2022, the Company’s Portfolio includes real estate investments comprised of four operating properties, three of which are rented from the Company for retail, hospitality or office use and one which is undeveloped, two convertible note investments in businesses focused on SFR and hospitality real estate, and 19 equity investments in businesses primarily focused on investing in SFR, self-storage, hospitality, life science or undeveloped real estate, as well as investing in commercial mortgage loans or other structured investments with underlying properties types including single-family, multifamily, life science and self-storage. As of December 31, 2022, the Company’s Portfolio also includes other investments comprised of its ownership of common equity, loans, CLOs, rights and warrants, U.S. life settlement contracts, convertible notes and bonds from a number of diverse issuers and investment vehicles, including litigation claims and midband spectrum frequency licenses.

The Company’s Portfolio, based on net equity, is comprised of 82.3% real estate investments and 17.7% other investments. See below for a table of our investments as of December 31, 2022 (dollars in thousands).

Investment	Acquisition Date	Real Estate Value	Debt	Net Equity (1)	Location	Property Type
Operating Properties
Cityplace Tower	8/15/2018	$218,614	$144,668	$100,786	Dallas, Texas	Office & Hospitality*
White Rock Center	6/13/2013	13,454	—	13,918	Dallas, Texas	Retail
NexPoint Dominion Land, LLC	8/9/2022	26,500	13,250	13,000	Plano, Texas	Land
5916 W Loop 289	7/23/2013	4,020	—	4,157	Lubbock, Texas	Retail
Total		$262,588	$157,918	$131,861
*    Cityplace is currently under development, and the Company is converting part of the property into a hotel, which was still under construction as of December 31, 2022.

Real Estate Equity Method Investments	Ownership Percentage		Investment Type	Net Equity (1)	Location
VineBrook Homes Operating Partnership, L.P.	11.1%		Single-Family Rental	$169,661	Various
NexPoint Storage Partners, Inc.	53.1%		Self-Storage	103,695	Various
NexPoint Real Estate Finance Operating Partnership, L.P.	16.1%	(2)	Mortgage	77,370	Various
NexPoint Storage Partners Operating Company, LLC	30.5%		Self-Storage	56,505	Various
NexPoint SFR Operating Partnership, L.P.	31.0%		Single-Family Rental	53,480	Various
NexPoint Real Estate Finance, Inc.	12.3%	(2)	Mortgage	33,369	Various
NexPoint Hospitality Trust	45.4%		Hospitality	27,685	Various
AM Uptown Hotel, LLC	60.0%		Hospitality	27,136	Dallas, Texas
Sandstone Pasadena Apartments, LLC	50.0%		Multifamily	13,013	Pasadena, Texas
Las Vegas Land Owner, LLC	77.0%	(3)	Multifamily	12,312	Las Vegas, Nevada
SFR WLIF III, LLC	20.0%		Single-Family Rental	7,272	Various
LLV Holdco, LLC	26.8%		Land	4,331	Henderson, Nevada
NexPoint Residential Trust, Inc.	0.3%		Multifamily	3,825	Various
Total				$589,654

Other Real Estate Common Equity	Shares/Units (in thousands)		Investment Type	Net Equity (1)
IQHQ Holdings Class A-1	1,939		Life Science	$45,733
Other	197	(2)	Real Estate Other	12,103
IQHQ Holdings Class A-2	250		Life Science	6,308
Total				$64,144

Real Estate Convertible Notes	Principal Amount		Investment Type	Net Equity (1)
SFR OP Convertible Note	$30,000		Single-Family Rental	$29,350
NHT OP Notes	$24,802		Hospitality	21,479
Total				$50,829

Real Estate Senior Loans	Principal Amount		Investment Type	Net Equity (1)
LLV Holdco, LLC Revolver	$12,127		Land	$10,842

Other Equity Method Investments	Shares/Units (in thousands)		Investment Type	Net Equity (1)		Location
Perilune Aero Equity Holdings One, LLC	10,310		Aircraft	$10,923		Various
Claymore Holdings, LLC	4,465		Litigation Claims	—	(4)	N/A
Allenby, LLC	668		Litigation Claims	—	(4)	N/A
Total				$10,923

Other Assets	Net Equity (1)
Common Equity	$55,821	(2)
Senior Loans	32,565
CLO	6,975
Rights and Warrants	3,794
Bonds	20
Life Settlement	71,957
Total	$171,132

(1)	Net equity represents the carrying value of the investment. For investments in operating properties, any debt secured by the underlying real property is subtracted from the carrying value of the investment.
(2)	All or part of this security is pledged as collateral for short sales, margin borrowing or credit facilities.
(3)	The Company owns 100% of Tivoli which owns 77% of the Tivoli North Property as described above. Through the TIC, the Company shares control and as such accounts for this investment using the equity method.
(4)	The Company owns noncontrolling interests in two LLCs, Claymore Holdings, LLC and Allenby, LLC, created to hold litigation claims. The probability, timing, and potential amount of recovery, if any, are unknown as of December 31, 2022.
Primary Investment Objective

As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. The Company seeks to achieve this objective through its focus on investing across the capital structure in various commercial real estate property types. Target underlying property types primarily include, but are not limited to, SFR, multifamily, self-storage, life science, office, industrial, hospitality, net lease and retail. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities.

The Company focuses on opportunistic investments in real estate properties with a value-add component and real estate credit with the objective to increase the cash flow and value of our properties, acquire properties with cash flow growth potential and achieve capital appreciation for shareholders through a value-add program. The Company pursues real estate credit investments based on where the Adviser believes the various real estate subsectors are performing within the broader real estate cycle and tactically allocates its investments among these opportunities.

The Company believes that a diversified investment approach is appropriate for the current market environment. However, to capitalize on investment opportunities at different times in the economic and real estate investment cycle, the Company may change its investment strategy from time to time. The Company believes that the flexibility of the Company's investment strategy and the experience and resources of the Adviser and its affiliates will allow the Company to take advantage of changing market conditions to provide both current income and generate capital appreciation. The Board is able to modify the Company's strategies to the extent it determines it is in Company's best interest.

Target Investments

We invest primarily in commercial real estate, including operating properties and common equity but also including, but not limited to, mortgage debt, mezzanine debt and preferred equity:

• Operating Properties: We make investments in operating properties with a value-add component, including but not limited to retail, hospitality, and office space rented from the Company and land for development.

• Common Equity: We make investments in common equity in publicly traded companies and privately held entities focused on investment in real estate across a range of underlying property types.

• Mortgage Debt: We expect that we may make investments in mortgage debt on real estate properties. The loans may vary in duration, bear interest at a fixed or floating rate and amortize, typically with a balloon payment of principal at maturity. These investments may include whole loans or pari passu participations within such mortgage debt.

• Mezzanine Loans: We expect that we may originate or acquire mezzanine loans. These loans are generally subordinate to the other mortgage debt on a property, but senior to the equity of the borrower. These loans are not secured by the underlying real estate, but generally can be converted into preferred equity of the mortgage borrower or owner of a mortgage borrower, as applicable.

• Preferred Equity: We expect that we may make investments that are subordinate to any mortgage or mezzanine loan, but senior to the common equity of the borrower. Preferred equity investments typically receive a preferred return from the issuer’s cash flow rather than interest payments and often have the right for such preferred return to accrue if there is insufficient cash flow for current payment. These investments are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effect a change of control with respect to the ownership of the property.

In addition to investments in real estate, the Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. The Company’s non-real estate investments include its ownership of common equity, preferred equity, loans, CLOs, rights and warrants, U.S. life settlement contracts, convertible notes and bonds from a number of diverse issuers and investment vehicles, including litigation claims and midband spectrum frequency licenses.

Our Financing Strategy

While we do not have any formal restrictions or policy with respect to our debt-to-equity leverage ratio, we currently expect that our leverage will not exceed a ratio of 3-to-l. We believe this leverage ratio is prudent given that leverage typically exists at the asset level. The amount of leverage we may employ for particular assets depends upon the availability of particular types of financing and our Adviser’s assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. Our decision to use leverage to finance our assets is at the discretion of our Adviser, subject to review by our Board, and is not subject to the approval of our shareholders. We generally intend to match leverage term and structure to that of the underlying investment financed. For additional information on sources of and trends regarding our liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our Structure

The following chart shows our ownership structure as of the date hereof:

(1) The Portfolio may be held directly or through one or more intermediate entities.

Our Adviser

The Company is externally managed by the Adviser, through an agreement dated July 1, 2022, amended on October 25, 2022 (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s Board. The Adviser is wholly owned by our Sponsor. The members of our Adviser’s investment committee are James Dondero, Matt McGraner, Matthew Goetz, and Brian Mitts.

Our Advisory Agreement

We pay our Adviser annual fees. We do not pay any incentive fees to our Adviser. We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us.

Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees (defined below) payable under the Advisory Agreement, may not exceed 1.5% (the “Expense Cap”) of Managed Assets (defined below), calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order; provided, however, that this limitation will not apply to Offering Expenses (defined below), legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, further, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, these expenses are considered permanently waived and become non-recoupable in the future.

Under the terms of the Advisory Agreement, our Adviser will, among other things:

•identify, evaluate and negotiate the structure of our investments (including performing due diligence);

•find, present and recommend investment opportunities consistent with our investment policies and objectives;

•structure the terms and conditions of our investments;

•review and analyze financial information for each investment in our overall Portfolio;

•close, monitor and administer our investments; and

•identify debt and equity capital needs and procure the necessary capital.

As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the “Advisory Fee”) of 1.00% of Managed Assets and an annual fee (the “Administrative Fee” and, together with the Advisory Fee, the “Fees”) of 0.20% of the Company’s Managed Assets. The Advisory Agreement provides that the first portion of the monthly installment of the Advisory Fee shall be paid in cash up to $1.0 million and the remainder of the monthly installment of the Advisory Fee, if any, shall be paid in common shares of the Company, subject to certain restrictions related to maintaining the Company’s status as a REIT and compliance with federal securities laws and rules promulgated by the New York Stock Exchange (the “NYSE”). In addition, in no event will the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance. The number of common shares payable to the Adviser under the Advisory Agreement as a portion of the Advisory Fee shall equal (i) the total dollar amount of the monthly installment of the Advisory Fee payable minus the $1.0 million cash portion of the monthly installment of the Advisory Fee divided by (ii) the volume-weighted average price per share for the 10 trading days prior to the end of the month for which the Fees will be paid. The Fees shall be payable independent of the performance of the Company or its investments. The Advisory Agreement also provides that the Administrative Fee shall be paid in cash.

Under the Advisory Agreement, “Managed Assets” means an amount equal to the total assets of the Company, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing to purchase or develop real estate or other investments, borrowing through a credit facility, or the issuance of debt securities), (ii) the issuance of preferred shares or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the Company’s investment objectives and policies, and/or (iv) any other means. In the event the Company holds collateralized mortgage-backed securities (“CMBS”) where the Company holds the controlling tranche of the securitization and is required to consolidate under generally accepted accounting principles all assets and liabilities of a specific CMBS trust, the consolidated assets and liabilities of the consolidated trust will be netted to calculate the allowable amount to be included as Managed Assets. In addition, in the event the Company consolidates another person it does not wholly own as a result of owning a controlling interest in such person or otherwise, Managed Assets will be calculated without giving effect to such consolidation and instead such person’s assets, leverage, expenses, liabilities and obligations will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of Managed Assets. The Adviser computes Managed Assets as of the end of each fiscal quarter and then computes each installment of the Fees as promptly as possible after the end of the month with respect to which such installment is payable.

Incentive compensation may be payable to our executive officers and certain other employees of our Adviser or its affiliates pursuant to a long-term incentive plan adopted by us and approved by our shareholders. Compensation expense is generally not considered when calculating Managed Assets.

We are required to pay directly or reimburse the Adviser for all of the documented “operating expenses” (all out-of-pocket expenses of the Adviser in performing services for us, including but not limited to the expenses incurred by the Adviser in connection with any provision by the Adviser of legal, accounting, financial, due diligence, investor relations or other services performed by the Adviser that outside professionals or outside consultants would otherwise perform and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery or other office, internal and overhead expenses of the Adviser required for our operations) and any and all expenses (other than underwriters’ discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses (collectively, “Offering Expenses”), paid or incurred by the Adviser or its affiliates in connection with the services it provides to us pursuant to the Advisory Agreement. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed the Expense Cap of 1.5% of Managed Assets, calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, further, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, these expenses are considered permanently waived and become non-recoupable in the future.

The Advisory Agreement has an initial term of three years that will expire on July 1, 2025 and successive additional one-year terms thereafter unless earlier terminated. We have the right to terminate the Advisory Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Advisory Agreement). The Advisory Agreement can be terminated by us or the Adviser without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. The Adviser may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Advisory Agreement will automatically terminate in the event of Advisers Act Assignment (as defined in the Advisory Agreement) unless we provide written consent. A termination fee will be payable to the Adviser by us upon termination of the Advisory Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the Fees earned by the Adviser during the twelve-month period immediately preceding the most recently completed calendar quarter prior to the effective termination date; provided, however, if the Advisory Agreement is terminated prior to the one year anniversary of the date of the Advisory Agreement, the Fees earned during such period will be annualized for purposes of calculating the Fees.

Under the terms of the Advisory Agreement, the Adviser will indemnify and hold harmless the Company and its subsidiaries, including the OP, from all claims, liabilities, damages, losses, costs and expenses, including amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and expenses of investigating or defending against any claim or alleged claim, of any nature whatsoever, known or unknown, liquidated or unliquidated, that are incurred by reason of the Adviser’s bad faith, fraud, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of its duties; provided, however, that the Adviser will not be held responsible for any action of our Board in following or declining to follow any written advice or written recommendation given by the Adviser. However, the aggregate maximum amount that the Adviser may be liable to us pursuant to the Advisory Agreement will, to the extent not prohibited by law, never exceed the amount of the Advisory Fees received by the Adviser under the Advisory Agreement prior to the date that the acts or omissions giving rise to a claim for indemnification or liability have occurred. In addition, the Adviser will not be liable for special, exemplary, punitive, indirect, or consequential loss, or damage of any kind whatsoever, including without limitation lost profits. The limitations described in the preceding two sentences will not apply, however, to the extent such damages are determined in a final binding non-appealable court or arbitration proceeding to result from the bad faith, fraud, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of the Adviser’s duties.

The Adviser and its affiliates expect to engage in other business ventures, and as a result, their resources will not be dedicated exclusively to our business. However, pursuant to the Advisory Agreement, the Adviser is required to devote sufficient resources to our administration to discharge its obligations under the Advisory Agreement.

Management of Operating Properties

The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC (“NexVest”), an affiliate of the Adviser. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $750 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly.

Management of Life Settlement Contracts

The Company’s investments in U.S. life settlement contracts through SFP, a wholly owned Irish Designated Activity Company, are managed by NexAnnuity Asset Management, L.P. (“NexAnnuity”), an affiliate of the Adviser. SFP acquires life settlement contracts funded by the issuance of debt securities (the “Structured Note”) purchased by the Company and utilizes proceeds from maturing life settlement contracts to repay the Structured Note and to further invest in life settlement contracts. The management agreement (the “SFP IMA”) with NexAnnuity provides that NexAnnuity will receive a management fee (the “SFP Management Fee”) paid monthly in an amount equal to 1.0% of the average weekly value of an amount equal to the total assets of SFP, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the investment objective, investment guidelines and policies under the SFP IMA, and/or (iv) any other means, plus any value added tax or any other applicable tax, if any, thereon. NexAnnuity may waive all or a portion of the SFP Management Fee. For the year ended December 31, 2022, NexAnnuity did not waive any portion of the SFP Management Fee.

Competition

Our profitability depends, in large part, on our ability to acquire investments in commercial real estate at attractive prices. We are subject to significant competition in acquiring these investments. In particular, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions, as well as developers, owners, and operators of real estate. We may also compete with our Sponsor and its affiliates for investment opportunities. There are significant potential conflicts of interest that could affect our investment returns. In addition, there are several REITs with similar investment objectives and others may be organized in the future. These other REITs will increase competition for the available supply of commercial real estate investments, including operating properties, common equity mortgage debt, mezzanine debt, preferred equity and other real estate related assets suitable for investment. Some of our anticipated competitors have greater financial resources, different cost structures, access to lower costs of capital and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. In addition, some of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act. Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our investments. An increase in the competition for such assets may decrease the availability or increase the price of such assets, which may limit our ability to generate attractive risk-adjusted current income and capital appreciation for our shareholders, thereby adversely affecting the market price of our common shares.

In addition, with respect to our operating properties, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility, and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained, and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space.

In the face of this competition, we expect to have access to our Sponsor’s professionals and their industry experience, which we believe will provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for potential investments. We expect that these relationships will enable us to compete more efficiently and effectively for attractive investment opportunities. Although we believe we are well positioned to compete effectively, there can be no assurance that we will be able to achieve our business goals or expectations due to the extensive competition in our market sector. We operate in a competitive market for investment opportunities and future competition may limit our ability to acquire desirable investments in commercial real estate and could also affect the pricing of our securities.

Operating and Regulatory Structure

General

Our operating properties are subject to various laws, ordinances and regulations, including those relating to fire and safety requirements, and affirmative and negative covenants and, in some instances, common area obligations. We believe that each of the operating properties in our Portfolio has the necessary permits and approvals.

Americans with Disabilities Act

Our operating properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our operating properties where such removal is readily achievable. In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The readily achievable standard considers, among other factors, the financial resources of the affected site and the owner, lessor or other applicable person.

Compliance with the ADA, as well as other federal, state and local laws, may require modifications to operating properties we currently own or may purchase or may restrict renovations of those properties. Failure to comply with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional obligations or restrictions on our operating properties. We could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.

We believe that our operating properties are in substantial compliance with the ADA and that substantial capital expenditures to address the requirements of the ADA will not be required. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily accessible accommodations is an ongoing one, and we will continue to assess our operating properties and make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property, including costs to investigate and clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our operating properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our operating properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our operating properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

Independent environmental consultants have conducted Phase I environmental site assessments at all of our operating properties, including undeveloped land, in our Portfolio. A Phase I environmental site assessment is a report that identifies potential or existing environmental contamination liabilities. Site assessments are intended to discover and evaluate information regarding the environmental condition of the assessed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our operating properties, or operations and conditions at nearby properties, may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. Moreover, conditions identified in environmental assessments that did not appear material at that time, may in the future result in material liability.

Environmental laws also govern the presence, maintenance and removal of hazardous materials in building materials (e.g., asbestos and lead), and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing hazardous materials properly manage and maintain certain hazardous materials, adequately notify or train those who may come into contact with certain hazardous materials, and undertake special precautions, including removal or other abatement, if certain hazardous materials would be disturbed during renovation or demolition of a building. In addition, the operating properties in our Portfolio are subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our operating properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our operating properties.

Generally, the leases with respect to our office and retail operating properties require the lessee to comply with environmental law and provide that the lessee will indemnify us for any loss or expense we incur as a result of the lessee’s violation of environmental law or the presence, use or release of hazardous materials on our operating property attributable to the lessee. If our lessees do not comply with environmental law, or we are unable to enforce the indemnification obligations of our lessees, our results of operations would be adversely affected.

We believe that there are no compliance issues with laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have adversely affected, or are reasonably expected to adversely affect, our business, financial condition and results of operations, and we do not currently anticipate material capital expenditures arising from environmental regulation. We believe that climate change could present risks to our business. Some of the potential impacts of climate change to our business include increased operating costs due to additional regulatory requirements and the risk of disruptions to our business. We do not believe these risks are material to our business at this time. Our currently anticipated capital expenditures for environmental control facility matters are not material.

The cost of future environmental compliance may materially and adversely affect us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on our properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental problems. If we or our tenants were to become subject to significant environmental liabilities, we could be materially and adversely affected. See “Item 1A. Risk Factors— We are subject to certain risks associated with investing in real estate, including potential liabilities under environmental laws and risks of loss from weather conditions, man-made or natural disasters, climate change and terrorism.”

Insurance

We carry comprehensive general liability coverage on the operating properties in our Portfolio, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse us on a replacement-cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Our property policies include coverage for the perils of flood, tornado and earthquake shock with limits and deductibles customary in the industry and specific to the project. We will also obtain title insurance policies when acquiring new properties, which insure fee title to the properties in our Portfolio. We have obtained coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. These policies include limits and terms we consider commercially reasonable. There are certain losses (including, but not limited to, losses arising from environmental conditions, acts of war or certain kinds of terrorist attacks) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for the operating properties in our Portfolio, we could self-insure certain portions of our insurance program and therefore, use our own funds to satisfy those limits. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice. In the opinion of our management team, the operating properties in our Portfolio are adequately insured.

REIT Qualification

We have to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2021. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify and remain qualified as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property or REIT “prohibited transactions” taxes with respect to certain of our activities. Any distributions paid by us generally will not be eligible for taxation at the preferred U.S. federal income tax rates that apply to certain distributions received by individuals from taxable corporations.

Investment Company Act Exclusion

We, as well as our subsidiaries, intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We are organized as a holding company and conduct our business primarily through our OP and through subsidiaries of our OP. We anticipate that our OP will always be at least a majority-owned subsidiary. We intend to conduct our operations so that neither we nor our OP will hold investment securities in excess of the limit imposed by the 40% test. The securities issued by any wholly owned or majority-owned subsidiaries that we may form in the future that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our OP are considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither of us engage primarily, propose to engage primarily, or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we and our OP are primarily engaged in the non-investment company businesses of our subsidiaries.

We anticipate that certain of our subsidiaries will meet the requirements of the exclusion set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes entities primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” To meet this exclusion, the SEC staff has taken the position that at least 55% of a subsidiary’s assets must constitute qualifying assets (as interpreted by the SEC staff under the Investment Company Act) and at least another 25% of assets (subject to reduction to the extent the subsidiary invested more than 55% of its total assets in qualifying assets) must constitute real estate-related assets under the Investment Company Act (and no more than 20% comprised of miscellaneous assets). In general, we also expect, with regard to our subsidiaries relying on Section 3(c)(5)(C), to rely on other guidance published by the SEC staff and on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying assets and real estate-related assets. Maintaining the Section 3(c)(5)(C) exclusion, however, will limit our ability to make certain investments.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

Human Capital Disclosure

We are externally managed by our Adviser pursuant to the Advisory Agreement between us and our Adviser. All of our executive officers are employees of our Adviser or its affiliates. As of December 31, 2022, we had no employees.

COVID-19 Pandemic Updates

For information on the effects that the COVID-19 pandemic has had on our business, see “Item 1A. Risk Factors— The current COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.”

Corporate Information

Our and our Adviser’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our and our Adviser’s telephone number is (214) 276-6300. Our website is located at nxdt.nexpoint.com. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the SEC.
Item 1A. Risk Factors

You should carefully consider the following risks and other information in this annual report in evaluating us and our common shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition or results of operations, and could, in turn, impact the trading price of our common shares.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

•unfavorable changes in economic conditions and their effects on the real estate industry generally and our     operations and financial condition, including inflation, rising interest rates, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for shareholders;

•the risk we make significant changes to our strategies in a market downturn, or fail to do so;

• risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in certain asset classes;

•risks associated with our investment in diverse issuers, industries and investment forms and classes, both in real estate and in non-real estate sectors, including common equity, preferred equity securities, options or other derivatives, short sale contracts, secured loans of securities, reverse repurchase agreements, structured finance securities, below investment grade senior loans, bonds, convertible instruments, joint ventures, and emerging markets;

•risks associated with our loans and investments in debt instruments including senior loans, CLOs, and structured finance securities;

•the exposure of our loans and investments to risks similar to real estate investments generally, including the risk of delinquency, dependence on tenants, compliance with laws and regulations related to ownership of real property, and foreclosure and loss in any of our commercial real estate-related investments that are secured, directly or indirectly, by real property;

•fluctuations in interest rate and credit spreads that could reduce our ability to generate income on our loans and investments;

•the use of leverage to finance our investments;

•competition for desirable loans and investments;

•the concentration of loans and investments in terms of type of interest, geography, asset types, industry and sponsors;

•the risk of downgrade of any credit ratings assigned to our loans and investments;

•the risk that any distressed loans or investments we may make may subject us to bankruptcy risks;

•our dependence on information systems and risks associated with breaches of our data security;

•costs associated with being a public company, including compliance with securities laws;

•the risk of adverse impact to our business if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;

•risks associated with the COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases;

•risks associated with our substantial current indebtedness and indebtedness we may incur in the future;

•risks associated with insurance, derivatives or hedging activity, including counterparty risk;

•risks associated with our limited operating history as a REIT and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Sponsor, members of our Adviser’s management team or their affiliates;

•our dependence on our Adviser, its affiliates and personnel to conduct our day-to-day operations and identify and realize returns on our investments within very broad investment guidelines and without fiduciary duties to us or a requirement to seek Board approval;

•risks associated with the Adviser’s ability to terminate the Advisory Agreement and risks associated with any potential internalization of our management functions;

•conflicts of interest and competing demands for time faced by our Adviser, our Sponsor and their respective affiliates, officers and employees, and other significant potential conflicts of interest including in connection with (i) substantial fees and expenses we pay to our Adviser and its affiliates which may increase the risk that you will not earn a profit on your investment and (ii) competition with entities affiliated with our Adviser and our Sponsor for investments;

•the risk of failure to maintain our status as a REIT and make required distributions to maintain such status, failure of which may materially limit our cash available for distribution to our shareholders and the risk of failure to maintain our status if values of our real estate investments rapidly change;

•the risk of failure of our OP to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;

•compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;

•the risk associated with investments in synthetic form;

•the risk that certain of our business activities are potentially subject to the prohibited transaction tax and that even if we qualify as a REIT we may be subject to other tax liabilities that may reduce our cash flows and distributions on our shares;

•the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;

•the ability of our Board to revoke our REIT qualification without shareholder approval;

•our ability to change our major policies, operations and targeted investments without shareholder consent and our Board’s issuance of and ability to further issue debt securities or equity securities that may adversely impact the value or priority of or have dilutive effect on our shares or discourage a third-party acquisition;

•risks associated with (i) provisions in our governing documents that may limit stockholders’ choice of forum for disputes with us or discourage an acquisition of our securities or a change in control, including stock ownership restrictions and limits and (ii) provisions of our governing documents that may limit the ability for a third-party acquisition;

•recent and potential legislative or regulatory changes or other actions with respect to tax, securitization, financial or other matters affecting REITs, the mortgage industry or debt-oriented real estate investments generally;

•the general volatility of the capital and credit markets and the impact on the market for our shares;

•the risk that we may not realize gains or income from our investments, that the repayments of our loans and investments may cause our financial performance and returns to investors to suffer or that we may experience a decline in the fair value of our assets;

•risks associated with the Highland Bankruptcy (as defined below), including possible materially adverse consequences on our business, financial condition and results of operations;

•risks associated with holding shares of the Series A Preferred Shares, including volatility in price and trading volume, subordination to our debt, dilution upon future issuances and lack of, or a low, rating on the Series A Preferred Shares;

•risk of failure to generate sufficient cash flows to service outstanding indebtedness or pay distributions on our shares at expected levels, and the risk that we may borrow funds or use funds from other sources to pay distributions; and

•risks associated with the concentration of our share ownership.

Risks Related to Our Business

Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of or return from an investment secured by a particular property.

Real estate investments are subject to various risks, including:

•acts of nature, including extreme weather, earthquakes, floods and other natural disasters, as result of climate change or otherwise, which may result in uninsured losses;

•acts of war, terrorism, social unrest or civil disturbances, including the consequences of such acts;

•adverse changes in national and local economic and market conditions;

•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations and ordinances;

•costs of remediation and liabilities associated with environmental conditions including, but not limited to, indoor mold; and

•the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to pay dividends to shareholders.

Because we primarily invest in the real estate industry, our investments expose us to risks similar to and associated with real estate investments generally.

Our investments are primarily in or relating to real estate-related businesses, assets or interests, including but not limited to real property, common equity, debt and preferred equity. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for entities in which we have an investment requiring periodic payments or a return of capital, or “borrower entities,” to satisfy their payment obligations, increasing the default risk applicable to these entities, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Any such deterioration may also make it more difficult for entities in which we have an investment without a specific payment obligation to make distributions or returns of capital to us. Changes in general economic conditions will affect the creditworthiness of borrower entities or other investees and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, variations in rental income, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control. The value of securities of companies that service the real estate business sector may also be affected by such risks.

We cannot predict the degree to which economic conditions generally, and the conditions for loans and investments in real estate, will improve or deteriorate. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition and results from operations. In addition, market conditions relating to real estate debt and preferred equity investments have evolved since the global financial crisis, which has resulted in a modification to certain structures and/or market terms. Any such changes in structures and/or market terms may make it relatively more difficult for us to monitor and evaluate our loans and investments.

Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate investments, including investments in debt secured by commercial property, are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with investments in or loans made on the security of single-family residential property. Our ability to realize a return on our investments in commercial real estate typically is dependent primarily upon the successful operation of the property or properties. If the net operating income of the property is reduced, our ability to realize a return on our investment may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•tenant mix and tenant bankruptcies;

•success of tenant businesses;

•property management decisions, including with respect to capital improvements, particularly in older building structures;

•property location and condition;

•competition from other properties offering the same or similar services;

•changes in laws that increase operating expenses or limit rents that may be charged;

•any need to address environmental contamination at the property;

•changes in national, regional or local economic conditions and/or specific industry segments;

•declines in regional or local real estate values;

•declines in regional or local rental or occupancy rates;

•changes in interest rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•changes in real estate tax rates and other operating expenses;

•changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•natural disasters, acts of war, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•adverse changes in zoning laws.

In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments, could adversely affect our results of operations and financial condition.

Most of real estate investments are dependent upon our tenants successfully operating their businesses, and their failure to do so could adversely affect us.

Most of our properties are occupied by tenants. Therefore, the success of our investments in these properties is materially dependent upon the performance of our tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in some instances, may also be dependent on the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. Our Portfolio may include properties leased to tenants that operate in multiple locations, and in the future we may own multiple properties operated by the same tenant.

At any given time, any tenant may experience a decline in its business that may weaken its operating results or the overall financial condition of individual properties or its business as a whole. Any such decline may result in our tenant failing to make rental payments when due, declining to extend a lease upon its expiration, delaying occupancy of our property or the commencement of the lease or becoming insolvent or declaring bankruptcy. We depend on our tenants to operate their businesses at the properties we own or in which we own interests in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent and, if agreed by the tenant, their obligations to maintain certain insurance coverage, pay real estate taxes, make repairs and otherwise maintain our properties. The ability of tenants to fulfill their obligations under leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations pursuant to the applicable lease.

Many of our operating costs and expenses associated with our investments are or may be fixed and will not decline if revenues decline.

Our results of operations or the results of operations of underlying property owners for our investments depend, in large part, on the level of revenues, operating costs, and expenses. The operating costs or expenses associated with ownership of a property by us or underlying property owners for our investments is not necessarily reduced when circumstances such as market factors and competition cause a reduction in revenue from the property. As a result, if revenues decline, we or the underlying property owners for our investments may not be able to reduce operating costs or expenses to keep pace with the corresponding reductions in revenues. Many of the costs and expenses associated with our investments, such as taxes, insurance, loan payments, and maintenance generally will or may not be reduced if a property is not fully occupied or other circumstances cause revenues to decrease, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

We are subject to certain risks associated with investing in real estate, including potential liabilities under environmental laws and risks of loss from weather conditions, man-made or natural disasters, climate change and terrorism.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. Future weather conditions, man-made or natural disasters, effects of climate change or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and real estate we have investments in are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, terrorist attack or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, liquidity and the market price of our shares. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

Investments in securities of other companies or issuers, including debt and equity instruments such as bonds, preferred or common stock, or convertible instruments, could cause us to incur losses or other expenses which could adversely affect our financial position, results of operations, and cash flows.

We currently own and may own in the future, investments in securities of companies or issuers including debt and equity instruments, which may include bonds, preferred or common stock, or convertible instruments. Certain of these investments may be traded on an exchange or other active market while other investments may not be actively traded and without a readily observable market price. With respect to investments traded on an exchange or other active market, the price of the underlying instrument may be quoted such that the market value of the instrument varies during a given trading day, or the price may be quoted less frequently. Adverse fluctuations in the value of these investments, whether market-generated or not, may be reflected as unrealized losses on our balance sheet depending on the type of investment and our accounting methodologies. We may choose to or be required to liquidate these investments in whole or in part and at prices that result in realized losses on our investment. Should we incur realized losses on liquidating these investments, our financial position, results of operations and cash flows would be adversely impacted. Our investments in the securities of companies or issuers which are engaged in the real estate industry are also subject to risks associated with the investment in real estate generally.

Our investments in non-real estate businesses, though expected to be limited, may expose us to risks from a number of diverse issuers, industries and investment forms.

Though our investments are primarily in or relating to real estate-related businesses, assets or interests, we may, to a limited extent, hold, acquire or transact in certain non-real estate securities, including securities or investments held by us prior to our receipt of the Deregistration Order under the Investment Company Act on July 1, 2022. As a result, to the extent we hold, acquire or transact in non-real estate securities or investments, we may be exposed to risks from a number of diverse industries, issuers and investment forms, which may cause an investment in us to increase or decrease in value differently than may otherwise be expected if we solely invested in real estate businesses.

Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.

Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.

For information about our risks related to recent increases in prevailing interest rates, see “—Macroeconomic trends including inflation, rising interest rates or recession may adversely affect our financial condition and results of operations” below.

Macroeconomic trends including inflation, rising interest rates or recession may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated to historically high levels and may continue at an elevated level in the near-term. Rising inflation could have an adverse impact on general and administrative expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs. With regard to our investments in the SFR and multifamily housing market, inflationary pressures have increased or may have the effect of increasing costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase the rate of tenant defaults and harm our operating results. With regard to our commercial properties, inflationary pressures have increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our commercial tenants may be adversely impacted by higher operating expenses, which may increase the rate of tenant defaults and harm our operating results.

The U.S. Federal Reserve began rapidly raising the federal funds rate to decade-high levels in 2022 to combat inflation and restore price stability, and has signaled that the federal funds rate may continue to rise in 2023. In addition, the Federal Reserve began a quantitative tightening program in June of 2022. The combination of these actions have resulted in an increase in prevailing interest rates and a flattening of the yield curve. Certain of our investments pay interest at a fixed rate, and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. In addition, to the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

In addition, these actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine adds, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. The COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases may also generally impair the performance of investments, increase funding costs, limit access to the capital markets or result in decisions by lenders not to extend credit. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur, or if one already exists and worsens in the future, it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur, or if one already exists and worsens in the future, there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.

Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.

Our investments may include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically the one-month London Inter-Bank Offered Rate (“LIBOR”) or SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR or SOFR) and, in a declining and/or low interest rate environment, these loans would earn lower rates of interest and this would impact our operating performance. Conversely, in an increasing and/or high interest rate environment, these loans would earn higher rates of interest, which would also impact our operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

Accounting for derivatives under generally accepted accounting principles in the United States (“GAAP”) may be complicated. Any failure by us to meet the requirements for applying hedge accounting in accordance with GAAP could adversely affect our earnings. In particular, derivatives are required to be highly effective in offsetting changes in the value or cash flows of the hedged items (and appropriately designated and/or documented as such). If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in our reported net income.

Investments in equity securities are subject to variation in their prices.

The prices of equity securities which we have invested in may fall over short or long periods of time. In addition, common equity represents a share of ownership in a company, and rank junior to debt and preferred equity in their claim on the company’s assets in the event of bankruptcy.

We may use leverage in our investment program, resulting in a greater risk of loss.

We may use leverage in our investment program, including the use of borrowed funds and investments in certain types of options, such as puts, calls and warrants, which may be purchased for a fraction of the price of the underlying securities. While such strategies and techniques increase the opportunity to achieve higher returns on the amounts invested, they also increase the risk of loss. To the extent we purchase securities with borrowed funds, our net assets will tend to increase or decrease at a greater rate than if borrowed funds are not used. If the interest expense on borrowings were to exceed the net return on the portfolio securities purchased with borrowed funds, our use of leverage would result in a lower rate of return than if we were not leveraged.

We may invest in preferred equity securities which contain provisions that may result in a decline in the value of such preferred security in certain situations.

We may invest in preferred equity securities which contain provisions that may result in a decline in the value of such preferred security in certain situations. Preferred stock, which may include preferred stock in real estate transactions, represents an equity or ownership interest in an issuer that pays dividends at a specified rate and that has precedence over common stock in the payment of dividends. In the event an issuer of preferred stock is liquidated or declares bankruptcy, the claims of creditors and owners of debt take precedence over the claims of those who own preferred and common stock. If interest rates rise, the fixed dividend on preferred stocks may be less attractive, causing the price of preferred stocks to decline. Preferred stock may have mandatory sinking company provisions, as well as provisions allowing the stock to be called or redeemed prior to its maturity, which can have a negative impact on the stock’s price when interest rates decline. Unlike interest on debt securities, preferred stock dividends may only be payable if declared by the issuer’s board of directors or other governing body. The value of convertible preferred stock can depend heavily upon the value of the security into which such convertible preferred stock is converted, depending on whether the market price of the underlying security exceeds the conversion price.

We may invest in or write options on securities, which may result in our bearing the risk of loss should the underlying security change in value during the life of the option.

We may invest in options on securities, which may result in our bearing the risk of loss should the underlying security decline in value during the life of the option. There are several risks associated with transactions in options on securities. For example, there are significant differences between the securities and options markets that could result in an imperfect correlation between these markets, causing a given transaction not to achieve its objectives. A transaction in options or securities may be unsuccessful to some degree because of market behavior or unexpected events.

If we write a covered call option, we forgo, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call, but retains the risk of loss should the price of the underlying security decline. The writer of an option has no control over the time when it may be required to fulfill its obligation and once an option writer has received an exercise notice, it must deliver the underlying security in exchange for the strike price.

If we write a covered put option, we bear the risk of loss if the value of the underlying stock declines below the exercise price minus the put premium. If the option is exercised, we could incur a loss if it is required to purchase the stock underlying the put option at a price greater than the market price of the stock at the time of exercise plus the put premium we received when we wrote the option. While our potential gain in writing a covered put option would be limited to distributions earned on the liquid assets securing the put option plus the premium received from the purchaser of the put option we risk a loss equal to the entire exercise price of the option minus the put premium.

We may enter into reverse repurchase transactions, which are subject to the risk that the securities subject to such reverse repurchase transaction may decline in value or that securities purchased with the proceeds of such reverse repurchase transaction will decline in value below the market value of the securities we are required to repurchase.

We may enter into reverse repurchase transactions with banks and securities dealers. A reverse repurchase transaction is a repurchase transaction in which we are the seller of, rather than the investor in, securities or other assets and agree to repurchase them at a date certain or on demand. Use of a reverse repurchase transaction may be preferable to a regular sale and later repurchase of securities or other assets because it avoids certain market risks and transaction costs. Reverse repurchase transactions involve the risk that the market value of securities and/or other assets purchased by us with the proceeds received by us in connection with such reverse repurchase transactions may decline below the market value of the securities we are obligated to repurchase under such reverse repurchase transactions. They also involve the risk that the counterparty liquidates the securities delivered to it by us under the reverse repurchase agreement following the occurrence of an event of default under the reverse repurchase agreement by us. At the time when we enter into a reverse repurchase transactions, liquid securities (cash, U.S. Government securities or other debt obligations) of ours having a value at least as great as the purchase price of the securities to be purchased are expected to be segregated on our books throughout the period of the obligation. The use of these investment strategies may increase NAV fluctuation.

We may engage in the short sale of securities, which involves the risk of significant loss in the event the price of the borrowed securities appreciates before the short position closes out.

We may engage in the short sale of securities, which involves the risk of significant loss in the event the price of the borrowed securities appreciates before the short position closes out. Short sales by us that are not made where there is an offsetting long position in the asset that it is being sold short theoretically involve unlimited loss potential since the market price of securities sold short may continuously increase. Short selling allows us to profit from declines in market prices to the extent such decline exceeds the transaction costs and costs of borrowing the securities. However, since the borrowed securities must be replaced by purchases at market prices in order to close out the short position, any appreciation in the price of the borrowed securities would result in a loss. Purchasing securities to close out the short position can itself cause the price of securities to rise further, thereby exacerbating the loss. We may mitigate such losses by replacing the securities sold short before the market price has increased significantly. Under adverse market conditions, we might have difficulty purchasing securities to meet margin calls on its short sale delivery obligations, and might have to sell portfolio securities to raise the capital necessary to meet its short sale obligations at a time when fundamental investment considerations would not favor such sales.

If other short positions of the same security are closed out at the same time, a “short squeeze” can occur where demand exceeds the supply for the security sold short. A short squeeze makes it more likely that we will need to replace the borrowed security at an unfavorable price.

We may invest in structured finance securities, which are subject to the risk of default on the underlying obligation, increased sensitivity to defaults due to previous defaults and the disappearance of protecting tranches, market anticipation of defaults and aversion to certain structured finance securities as a class.

A portion of our investments may consist of structured finance securities, such as CMBS, collateralized mortgage obligations, collateralized bond obligations, CLOs or similar instruments. Such structured finance securities are generally backed by an asset or a pool of assets, which serve as collateral. Depending on the type of security, the collateral may take the form of a portfolio of mortgage loans or bonds or other assets. We and other investors in structured finance securities ultimately bear the credit risk of the underlying collateral. In some instances, the structured finance securities are issued in multiple tranches, offering investors various maturity and credit risk characteristics, often categorized as senior, mezzanine and subordinated/equity according to their degree of risk. The riskiest securities are the equity tranche, which bears the bulk of defaults from the bonds or loans serving as collateral, and thus may protect the other, more senior tranches from default. If there are defaults or the relevant collateral otherwise underperforms, scheduled payments to senior tranches of such securities take precedence over those of mezzanine tranches, and scheduled payments to mezzanine tranches take precedence over those to subordinated/equity tranches. A senior tranche typically has higher ratings and lower yields than the underlying securities, and may be rated investment grade. Despite the protection from the equity tranche, other tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to previous defaults and the disappearance of protecting tranches, market anticipation of defaults and aversion to certain structured finance securities as a class.

We may invest in emerging markets, where investments are subject to additional risks and price volatility.

We may invest in emerging markets, where investments are subject to additional risks and price volatility. Any investments in issuers based in emerging market countries (countries in which the capital markets are developing), or in securities issued by foreign governments, may involve greater risks than investments in more developed markets and the prices of such investments may be more volatile. The consequences of political, social or economic changes in these markets may have disruptive effects on the market prices of our investments and the income they generate, as well as our ability to repatriate such amounts.

We may be subject to risks involved in investment activity through joint ventures.

We may acquire investments through joint ventures when we believe circumstances warrant the use of such structures. Joint venture investments involve risks, including: the possibility that joint venture partners might refuse to make capital contributions when due; that we may be responsible to joint venture partners for indemnifiable losses; that joint venture partners might at any time have business or economic goals which are inconsistent with ours; and that joint venture partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Further, joint venture partners may fail to meet their obligations to the joint venture as a result of financial distress or otherwise, and we would be forced to make contributions to maintain the value of the investments. To the extent joint venture partners do not meet their obligations to the joint venture or they take action inconsistent with the interests of the joint venture, we could be adversely affected.

If we acquire investments through joint ventures, we may be required to make decisions jointly with the other investors who have interests in the respective joint ventures. We might not have the same interests as the other investors in relation to these decisions or transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

In addition, various restrictive provisions and third-party rights, including consent rights to certain transactions, may apply to sales or transfers of interests in joint ventures. Consequently, decisions to buy or sell interests in a property or properties relating to joint ventures may be subject to the prior consent of other investors. These restrictive provisions and third-party rights would potentially preclude us from achieving full value of the investments because of our inability to obtain the necessary consents to sell or transfer the interests.

Our investments may be concentrated in terms of type of interest, geography, asset types, industry and sponsors and may continue to be so in the future.

We intend to focus primarily on investing in various real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. In addition to our commercial real estate focus, our investments may be concentrated in terms of property type (e.g. retail vs. office), geography, asset type, industry and sponsors, as we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Any such concentration of our investments that are subject to relatively higher risk of issuer bankruptcy, default, foreclosure or other risks may cause our Portfolio to have overall higher risks than it otherwise would. A significant portion of our investments are currently in securities of issuers that are advised, directly or indirectly, by affiliates of our Adviser. In addition, our operating properties are currently all based in Texas. The Portfolio, based on net equity, is comprised of 91.9% investments in entities managed by or advised by affiliates of the Adviser. Any concentration of our investments may continue, vary from time to time or become more prevalent in the future.

Investment concentration may cause even modest changes in the value of the underlying assets to significantly impact the value of our investments. As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas, asset classes or investments concentrated in other terms could have a magnified adverse effect on our results of operations and financial condition, and the value of our shareholders’ investments could vary more widely than if we invested in a more diverse Portfolio.

We operate in a competitive market for investment opportunities and competition may limit our ability to acquire desirable properties, loans and investments in commercial real estate and could also affect the yields of these assets.

A number of entities compete with us to make the types of loans and investments, including the acquisition of real estate, that we make. Our profitability depends, in large part, on our ability to invest in commercial real estate on attractive terms. In investing in commercial real estate, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by affiliates of our Adviser and Sponsor), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for investments in commercial real estate may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable loans and investments in commercial real estate may be limited in the future, and we may not be able to take advantage of attractive lending and investment opportunities that may exist from time to time, as we can provide no assurance that we will be able to identify and invest in loans or make other investments that are consistent with our investment objectives.

Prepayment rates may adversely affect the value of loans in which we invest.

The value of our assets may be affected by prepayment rates on loans. If we invest in issuers that acquire or invest in mortgage-related securities or a pool of mortgage securities, we anticipate that the mortgage loans or the underlying mortgages will prepay at a projected rate generating an expected yield. If the assets are purchased at a premium to the par value or principal balance of the security or loans, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because the related premium will have to be amortized on an accelerated basis. Conversely, if the assets are purchased at a discount to either the principal balance of the loans or the par value of the loans underlying the securities, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because the related discount will not accrete as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, changes in interest rates, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on loans generally increase, though prepayment rates on loans are not guaranteed to remain the same or decrease in periods of increasing interest rates. If general interest rates decline at the same time, the proceeds of such prepayments received are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates. Prepayment rates could have an adverse effect on other of our portfolio investments, including any debt investments and preferred equity investments or on additional investments we may make in the future.

The lack of liquidity in certain of our investments may adversely affect our business.

The illiquidity of certain of our investments may make it difficult for us to sell such investments if the need or desire arises. Certain investments such as real property, debt securities (including participations) and preferred equity, in particular, may be relatively illiquid investments. Illiquidity may result from the absence of an established market for the investments as well as legal, contractual or other restrictions on their resale and other factors. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults by borrowers or tenants or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. Also, if in order to permit resale the securities are registered under the Securities Act at our expense, our expenses would be increased. As a result, we expect many of our investments may be illiquid, and if we are required to liquidate all or a portion of our

Portfolio quickly, for example as a result of loan defaults, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Adviser and/or its affiliates has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our Portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Our success depends on the availability of attractive loans and investments and our Adviser’s ability to identify, structure, consummate, leverage, manage and realize returns on our loans and investments.

Our operating results are dependent upon the availability of attractive loans and investments, as well as our Adviser’s ability to identify, structure, consummate, leverage, manage and realize returns on our loans and investments. In general, the availability of favorable investment opportunities and, consequently, our returns, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for loan and investment opportunities in commercial real estate and the supply of capital for such opportunities. We cannot make any assurances that our Adviser will be successful in identifying and consummating loans and investments that satisfy our rate of return objectives or that such loans and investments, once made, will perform as anticipated.

Any distressed loans or investments we make, or loans or investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.

Our loans and investments may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities) or may involve investments that become “non-performing” following our acquisition thereof. Certain of our investments may include properties that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities, if a market price is observable, are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. These securities are subject to a multitude of legal, industry, market, environmental and governmental forces that make analysis inherently difficult. Further, we rely on management, outside experts, market participants and the Adviser to analyze potential investments for us. There can be no assurance that any of these sources will prove credible, or that the resulting analysis will produce accurate conclusions. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of the borrower entities. The activity of identifying and implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that we will be able to identify and implement successful restructuring programs and improvements with respect to any distressed loans or investments we may have from time to time.

These financial difficulties may not be overcome and may cause borrower entities to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our loans and investments and, in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions held by us, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

We may not have control over certain of our loans and investments.

Our ability to manage our Portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•acquire investments subject to rights of senior classes and servicers under intercreditor or servicing agreements;

•acquire only a minority and/or a non-controlling participation in an underlying investment;

•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•rely on independent third-party management or servicing with respect to the management of an asset.

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third parties controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

We may make preferred equity investments in entities over which we will not have voting control. We intend to ensure that the terms of our investments require that the respective entities take all actions necessary to preserve our REIT status and avoid taxation at the REIT level. However, because we will not control such entities, they may cause us to fail one or more of the REIT tests. In that event, we intend to take advantage of all available provisions in the REIT statutes and regulations to cure any such failure, which provisions may require payments of penalties. We believe that we will be successful in maintaining our REIT status, but no assurances can be given.

Investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures expose us to greater risk of loss.

We may invest in debt and preferred equity that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. Our investments in subordinated debt and preferred equity and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, are subject to the rights of any senior creditors. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition. Investments in subordinated debt and preferred equity also bear a greater risk of default than senior debt and may receive payments after the holders on the more senior tranches of debt instruments with respect to an issuer.

We may invest in senior loans, a significant portion of which may be below investment grade, which the borrower may fail to repay or which may decline in value due to changes in interest rates.

We may invest in senior loans, a significant portion of which may be below investment grade, which the borrower may fail to repay or which may decline in value due to changes in interest rates. Loans below investment grade are considered speculative because of the credit risk of their issuers. As with any debt instrument, senior loans are generally subject to the risk of price declines and to increases in interest rates, particularly long term rates. Senior loans are also subject to the risk that, as interest rates rise, the cost of borrowing increases, which may increase the risk of default. In addition, the interest rates of floating rate loans typically only adjust to changes in short-term interest rates; long-term interest rates can vary dramatically from short-term interest rates. Therefore, senior loans may not mitigate price declines in a rising long term interest rate environment. The secondary market for loans is generally less liquid than the market for higher grade debt. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a loan, and could adversely affect our income. The volume and frequency of secondary market trading in such loans varies significantly over time and among loans. Although senior loans in which we may invest may often be secured by collateral, there can be no assurance that liquidation of such collateral would satisfy the borrower’s obligation in the event of a default or that such collateral could be readily liquidated.

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation from our investments. However, it is possible that our investments will not appreciate in value and some investments may decline in value. In addition, the obligors on any loans in which we invest may default on, or be delayed in making, interest and/or principal payments, especially given that we may invest in sub-performing and non-performing loans or in securitizations of loans or in transitional loans. Accordingly, we are subject to an increased risk of loss and may not be able to realize gains or income from our investments. Moreover, any gains that we do realize may not be sufficient to offset our losses and expenses.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate, and therefore the valuation of any underlying security relating to loans and/or estate investments made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we make loans and/or investments are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Some of our portfolio investments may be recorded at fair value not readily available and, as a result, there will be uncertainty as to the value of these investments.

Some or all of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. Our Adviser will value these investments at fair value which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our results of operations and financial condition could be adversely affected if our Adviser’s determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We may experience a decline in the fair value of our assets.

A decline in the fair value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, it could adversely affect our results of operations and financial condition.

The due diligence process that our Adviser undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Adviser incorrectly evaluates the risks of our loans and investments, we may experience losses.

Before making investments for us, including in any loans, our Adviser will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Adviser may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to it, our Adviser will evaluate our potential investments based on criteria it deems appropriate for the relevant investment. Our Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Adviser underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Insurance on investments may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism, acts of war, social unrest and civil disturbances, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, also might result in insurance proceeds being insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.

Terrorist attacks, other acts of violence or war or a prolonged economic slowdown may affect the real estate industry generally and our business, financial condition and results of operations.

We cannot predict the severity of the effect that potential future terrorist attacks or other acts of violence or war would have on us. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our securities to decline or be more volatile. In addition, a prolonged economic slowdown, a recession or declining real estate values, including, among other things, as a result of pandemics, inflation or rising interest rates, could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Losses resulting from these types of events may not be fully insurable.

The absence of affordable insurance coverage may adversely affect the general real estate market, including lending volume, and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our investment.

Risks Related to Our Industry

We may need to foreclose on certain loans and/or exercise our “foreclosure option” under the terms of investments we may acquire, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain loans and/or exercise our “foreclosure option” under the terms of loans we acquire, and this process may be lengthy and expensive. We cannot assure you as to the adequacy of the protection of the terms of the applicable loan or investment, including the validity or enforceability of the loan and/or investments and the maintenance of the anticipated priority and perfection of the applicable security interests, if any. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan and/or investment, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan and/or investment, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan and/or investment or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant investment held by us and our ability to make distributions to our shareholders.

The presence of hazardous substances on a property may adversely affect our ability to sell the property upon a default and foreclosure of one of our investments and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our shareholders.

We may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

Compliance with various laws and regulations, including accessibility, building and health and safety laws and regulations, may be costly, may adversely affect our operations or expose us to liability.

In addition to compliance with environmental regulations, we or underlying property owners for our investments must comply with various laws and regulations such as accessibility, building, zoning, landlord/tenant and health and safety laws and regulations, including, but not limited to, the ADA and the Fair Housing Act. Some of those laws and regulations may conflict with one another or be subject to limited judicial or regulatory interpretations. Under those laws and regulations, we or underlying property owners for our investments may be liable for, among other things, the costs of bringing our properties into compliance with the statutory and regulatory requirements. Noncompliance with certain of these laws and regulations may result in liability without regard to fault and the imposition of fines and could give rise to actions brought against us or the underlying property owners for our investments by governmental entities and/or third parties who claim to be or have been damaged as a consequence of an underlying property not being in compliance with the subject laws and regulations. As part of our due diligence procedures in connection with the acquisition of a property, we typically conduct an investigation of the property’s compliance with known laws and regulatory requirements with which we must comply once we acquire a property, including a review of compliance with the ADA and local zoning regulations. Our investigations and these assessments may not have revealed, and may not with respect to future acquisitions reveal, all potential noncompliance issues or related liabilities and we can provide no assurance that our properties have been, or that our future projects will be, designed and built in accordance with all applicable legal requirements. In addition, there can be no guarantee that underlying property owners for our investments have conducted a similar or sufficient investigation of the property’s compliance or liabilities, that they will in the future, or that any such properties will be designed, built and maintained in accordance with applicable legal requirements.

Our ability to generate returns for our shareholders through our investment, finance and operating strategies is subject to then-existing market conditions, and we may make significant changes to these strategies in response to changing market conditions.

We seek to provide attractive risk-adjusted returns to our shareholders over the long term. We intend to achieve this objective primarily by originating, structuring and investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. In the future, to the extent that market conditions change and we have sufficient capital to do so, we may, depending on prevailing market conditions, change our investment guidelines in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any commercial real estate property types at any given time.

If we fail to develop, enhance and implement strategies to adapt to changing conditions in the real estate industry and capital markets, our financial condition and results of operations may be materially and adversely affected.

The manner in which we compete and the types of assets in which we seek to invest will be affected by changing conditions resulting from sudden changes in our industry, regulatory environment, the role and structures of government-sponsored enterprises, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be adversely affected. In addition, we may not be successful in executing our business strategies and, even if we successfully implement our business strategies, we may not generate revenues or profits after we implement them.

Any credit ratings assigned to our loans and investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Our loans and investments may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings or Standard & Poor’s. Any credit ratings on our loans and investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our loans and investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our Portfolio and could result in losses upon disposition.

We may invest in derivative instruments, which would subject us to increased risk of loss.

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile, and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter (“OTC”) markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater, and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “ask” prices for derivative instruments that are traded OTC and not on an exchange. Such OTC derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange-traded instruments.

In addition, we may invest in derivative instruments that are neither presently contemplated nor currently available, but which may be developed in the future, to the extent such opportunities are both consistent with our investment objectives and legally permissible. Any such investments may expose us to unique and presently indeterminate risks, the impact of which may not be capable of determination until such instruments are developed and/or we determine to make such an investment.

The impact of financial reform legislation and legislation promulgated thereunder on us is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) instituted a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Many of these regulations have yet to be promulgated or are only recently promulgated. In February 2017, former President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council (“FSOC”), a panel comprising top U.S. financial regulators. In May 2018, Congress passed, and former President Trump signed, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which among other things, modified certain provisions of the Dodd-Frank Act related to mortgage lending, consumer protection, regulatory relief for large banks, regulatory relief for community banks and regulatory relief in securities markets. The EGRRCPA will relax or eliminate so-called “enhanced regulation” of banks falling into certain ranges of asset value and will impact the application of the Volcker Rule and the Basel III guidelines as to certain banks. Specifically, the EGRRCPA relaxed (or eliminated) certain risk-based capital and leverage requirements for community banks with less than $10 billion in assets that maintain a certain “community bank leverage ratio” that bank regulators are directed to develop, but the impact and effect of the foregoing on market liquidity is uncertain. It is possible that this or a future Congress will roll back some of the changes made by EGRRCPA to the Dodd-Frank Act and take a more active approach to banking and financial regulation than the prior Trump Administration, particularly to promote policy goals involving climate change, racial equity, environmental, social and governance matters, consumer financial protection and infrastructure, although it is not possible at this time to predict the nature or extent of any amendments.

In addition, the substance of regulatory supervision may be influenced through the appointment of individuals to the Board of Governors of the U.S. Federal Reserve and other financial regulatory bodies. Measures focused on deregulation of the U.S. financial services industry may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our business. Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect our revenues.

Given the uncertainty associated with financial reform legislation, including the implementation of the Dodd-Frank Act and any legislative and/or regulatory actions under this or a future executive administration or Congress, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act, the EGRRCPA, and other legislative actions may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements or address resulting changes in the mortgage loan market. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our business. In addition, failure to comply with any such laws, regulations or principles, or changes thereto, or to adapt to any changes in the marketplace, may have a material adverse effect on our results of operations, financial condition and cash flows.

A change in the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae, Freddie Mac and Ginnie Mae and the U.S. government, may materially adversely affect our business, financial condition and results of operations.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States and provide guarantees for CMBS securitizations held by issuers in which we have invested, and for CMBS securitizations which we may further invest directly or indirectly in the future. Following significant credit losses and concerns of liquidity during the 2007-2008 global financial crisis, Fannie Mae and Freddie Mac were placed in the conservatorship of the U.S. Federal Housing Finance Agency (the “FHFA”), their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, which was a part of the Housing and Economic Recovery Act of 2008. Under this conservatorship, Fannie Mae and Freddie Mac issued equity and derivative securities to the U.S. government in exchange for capital infusions and were required to reduce the amount of mortgage loans they own or for which they provide guarantees. As conservator, the FHFA has assumed all the powers of the shareholders, directors and officers with the goal of preserving and conserving their assets.

Since the conservatorship began, the U.S. Congress has considered a substantial number of bills that include comprehensive or incremental approaches to ending the conservatorship, winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. U.S. government departments and agencies, including the U.S. Treasury and FHFA, have also published proposals which could lead to a release or exit from conservatorship. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect the availability of CMBS securitizations as an investment or cause breaches in underlying loan covenants, and, as a result, may adversely affect our investments. It may also adversely affect underlying interest rates, capital availability, development of multifamily communities and the value of multifamily assets, which may also adversely affect our investments. In addition, reforms regarding Fannie Mae and Freddie Mac could negatively impact our ability to maintain an exclusion or exemption from the Investment Company Act.

Recent events related to the COVID-19 pandemic and the associated economic slowdown raised concerns that Fannie Mae and Freddie Mac may have needed additional capital in order to meet their obligations as guarantors on trillions of dollars of CMBS securitizations, and future events may generate similar concerns. The market value of CMBS securitizations guaranteed by Fannie Mae and Freddie Mac today are highly dependent on the continued support by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as needed or if Fannie Mae and Freddie Mac are released from conservatorship, the market value of the CMBS securitizations they guaranteed could significantly decline, making it difficult to obtain repurchase agreement financing and could force holders of CMBS securitizations to sell assets at substantial losses. Furthermore, any policy changes to the relationship between Fannie Mae, Freddie Mac and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of the CMBS securitizations. It may also interrupt the cash flow received by investors on the underlying CMBS.

All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our assets or investments and materially adversely affect our business, operations, financial condition and book value per common share.

The securitization process is subject to an evolving regulatory environment that may affect certain aspects of our current business.

As a result of the dislocation of the credit markets during the great recession from 2007-2009, and in anticipation of more extensive regulation, including regulations promulgated pursuant to the Dodd-Frank Act, the securitization industry has crafted and continues to craft changes to securitization practices, including changes to representations and warranties in securitization transaction documents, new underwriting guidelines and disclosure guidelines. Pursuant to the Dodd-Frank Act, various federal agencies, including the SEC, have promulgated regulations with respect to issues that affect securitizations.

As required by the Dodd-Frank Act, a collection of federal agencies have adopted a joint risk retention rule (the “Risk Retention Rule”) that generally requires the sponsor of asset-backed securities to retain not less than 5% of the credit risk of the assets collateralizing the securities. The rule generally prohibits the sponsor or its affiliates from directly or indirectly hedging or otherwise selling or transferring the retained credit risk for a specified period of time, depending on the type of asset that is securitized. For purposes of the rule, the term “asset-backed security” means a fixed-income or other security collateralized by any type of self-liquidating financial asset (including a loan, a lease, a mortgage, or a secured or unsecured receivable) that allows the holder of the security to receive payments that depend primarily on cash flow from the asset, including, among other things, a collateralized mortgage obligation or a collateralized debt obligation. The Risk Retention Rule provides a variety of exemptions, including an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages,” which are defined in turn as qualified mortgage loans under the Bureau of Consumer Financial Protection’s Ability to Repay Rule. As part of our strategy, we may acquire investments in commercial real estate that are not qualified mortgage loans (such as loans made primarily for business purposes). If we sponsor the securitization of such assets, we may be required to retain 5% of the credit risk of those assets, which would expose us to loss and could increase the administrative and operational cost of asset securitization, and additionally may be required to comply with significant disclosure, review and reporting requirements applicable to asset securitization.

On February 9, 2018, a three-judge panel of the United States Court of Appeals for the District of Columbia held, in The Loan Syndications and Trading Association v. Securities and Exchange Commission and Board of Governors of the U.S. Federal Reserve System (the “LSTA Decision”), that collateral managers of “open market CLOs” (described in the LSTA Decision as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”) are not “securitizers” or “sponsors” under the risk retention requirements of the Dodd-Frank Act and, therefore, are not subject to risk retention and do not have to comply with the Risk Retention Rule. In reaching this decision, the panel determined, among other things, that an asset manager that was not in the chain of title on the transferred assets nor possessed them could not be required to “retain” risk that it had never held. Although the LSTA Decision is limited by its terms to asset managers of open market CLOs, the court’s analysis may have broader implications with respect to compliance with the Risk Retention Rule, especially in the context of managed funds that utilize securitizations. Even though we have an Adviser, we may be considered a securitizer or sponsor of securitizations, requiring us to hold risk retention in accordance with the Risk Retention Rule and to comply with disclosure, review and reporting requirements applicable to asset securitizations.

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. In particular, the EGRRCPA makes certain modifications to post-financial crisis regulatory requirements, including, among other things, improving consumer access to mortgage credit and tailoring regulations for certain bank holding companies, including raising the relevant thresholds for the application of the U.S. Federal Reserve’s enhanced prudential standards, as well as for the designation by the FSOC of non-bank financial companies as systemically important. The EGRRCPA has resulted and may further result in significant modifications to certain aspects of the Dodd-Frank Act and other post-financial crisis regulatory requirements.

These legislative developments, and other proposed regulations affecting securitization, could alter the structure of securitizations in the future, pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of our doing business.

Rapid changes in the values of our real estate investments may make it more difficult for us to maintain our qualification as a REIT or exclusion from regulation under the Investment Company Act.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from Investment Company Act regulation. If a decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

As a consequence of our seeking to avoid registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to avoid registration under the Investment Company Act and cause the need for a restructuring of our Portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate. In addition, seeking to avoid registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, avoiding registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

There can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an unregistered investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns.

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and Portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our ability to pay distributions to our shareholders.

We are a “smaller reporting company” under the federal securities laws and will be subject to reduced public company reporting requirements.

We are a “smaller reporting company,” and as such we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a smaller reporting company as long as, on each annual determination date, we either (a) have an unaffiliated public float of less than $250 million on the annual determination date or (b) had annual revenues of less than $100 million as of the previously completed fiscal year for which audited financial statements are available and on the annual determination date either (i) have no unaffiliated public float or (ii) have an unaffiliated public float of less than $700 million. If we fail to satisfy these conditions on the annual determination date in any year, we will cease to qualify as a smaller reporting company. Our revenue for the fiscal year ended December 31, 2022 exceeded the $100 million threshold specified in the smaller reporting company test. As a result, it is likely that we will not qualify as a smaller reporting company on the next annual determination date. If we do not qualify as a smaller reporting company, we may incur additional costs complying with enhanced reporting requirements that are applicable to other public companies that are not smaller reporting companies.

Although we are a smaller reporting company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and place additional demands on management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act), related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the NYSE. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our Board and management and will require us to incur significant costs and expenses. As a result of being a public company, we are required to:

•institute and maintain a more comprehensive compliance function;

•design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board (the “PCAOB”);

•comply with rules promulgated by the NYSE;

•prepare and distribute periodic public reports in compliance with our obligations under federal securities laws;

•establish and maintain new internal policies, such as those relating to disclosure controls and procedures and insider trading;

•involve and retain to a greater degree outside counsel and accountants in the above activities; and

•establish and maintain an investor relations function.

If our profitability is adversely affected because of these additional costs, it could have a negative effect on the trading price of our securities.

Risks Related to Our Indebtedness and Financing Strategy

We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2022, we have approximately $171.3 million of indebtedness outstanding related to our Portfolio. Payments of principal and interest on borrowings may leave us with insufficient cash resources to acquire additional investments or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;

•make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

•force us to dispose of one or more of our investments, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•subject us to increased sensitivity to interest rate increases;

•make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;

•limit our ability to withstand competitive pressures;
•limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or

•place us at a competitive disadvantage to competitors that have relatively less debt than we have.

If any one of these events were to occur, our financial condition, results of operations, cash flow and trading price of our securities could be adversely affected.

Any credit facilities (including term loans and revolving facilities), debt securities, repurchase agreements, warehouse facilities, securitizations or other debt arrangements may impose restrictive covenants, which may restrict our flexibility to determine our operating policies and investment strategy.

We may enter into agreements with various counterparties to finance our operations, which may include entering into credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, securitizations and/or issuing debt securities or other debt arrangements. The documents that govern these agreements may contain customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. For example, these agreements may require us to maintain a specific net debt to equity ratio, minimum NAV, senior debt service coverage ratio, consolidated unencumbered assets ratio, or, among others, specified minimum levels of capacity under our credit facilities and cash. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. In addition, lenders may require that our Adviser continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•general economic or market conditions;

•the market’s view of the quality of our assets;
• the market’s perception of our growth potential;
• our current and potential future earnings and cash distributions; and
• the market price of our securities.

We may need to periodically access the capital markets to raise cash to fund new loans and investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.

We are subject to counterparty risk associated with our debt obligations.

Our counterparties for critical financial relationships may include both domestic and international financial institutions. These institutions could be severely impacted by credit market turmoil, changes in legislation, allegations of civil or criminal wrongdoing and may as a result experience financial or other pressures. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our borrowings under financing agreements with them may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital. If any of our counterparties were to limit or cease operation, it could lead to financial losses for us.

Derivatives and hedging activity could adversely affect cash flow.

Subject to qualifying and maintaining our qualification as a REIT, we may pursue various hedging strategies and use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. At other times, we may utilize derivatives to increase our exposure to floating interest rates. However, these hedging arrangements may not have the desired beneficial impact. Hedging arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or, if we terminate them, breakage costs. No strategy can completely insulate us from the risks associated with interest rate fluctuations.

Any credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, securitizations or other debt arrangements that we may use to finance our assets may require us to provide additional collateral or pay down debt.

We may utilize credit facilities, repurchase agreements, warehouse facilities, securitizations and other forms of financing to finance our assets if they are available on acceptable terms. In the event we utilize these financing arrangements, they would involve the risk that the market value of our assets pledged or sold by us to the repurchase agreement counterparty, provider of the credit facility, lender of the warehouse facility or the securitization counterparty may decline in value, in which case the applicable creditor may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the applicable creditor could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan. In addition, in the event that the applicable creditor files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to credit and increase our cost of capital. The applicable creditor may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

If a counterparty to a repurchase agreement defaults on its obligation to resell the underlying security back to us at the end of the purchase agreement term, or if the value of the underlying asset has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we may incur losses.

Under any repurchase agreements we enter into, we will sell the assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the repurchase agreement. Because the cash that we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (the difference being the “haircut”), if the lender defaults on its obligation to resell the same assets back to us, we would incur a loss on the repurchase agreement equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also incur losses on a repurchase agreement if the value of the underlying assets has declined as of the end of the repurchase agreement term, because we would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if we default on our obligations under a repurchase agreement, the lender will be able to terminate the repurchase agreement and cease entering into any other repurchase agreements with us. Any repurchase agreements we enter into are likely to contain cross-default provisions, so that if a default occurs under any repurchase agreement, the lender can also declare a default with respect to all other repurchase agreements they have with us. If a default occurs under any of our repurchase agreements and a lender terminates one or more of its repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase agreements could adversely affect our earnings and thus our cash available for distribution to stockholders.

Risks Related to Our Corporate Structure

We have limited operating history as a REIT and may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to our shareholders.

We ceased being an investment company registered under the Investment Company Act on July 1, 2022 and have limited operating history as a REIT. We may not be able to operate our business successfully, find suitable investments or implement our operating policies and strategies. Our ability to provide attractive risk-adjusted returns to our shareholders over the long term depends on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we may not be able to do either. Similarly, we may not be able to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders. The results of our operations will depend on several factors, including the availability of opportunities for the acquisition or origination of investments in commercial real estate, the level and volatility of interest rates, the availability of equity capital as well as adequate short- and long-term financing, conditions in the financial markets and economic conditions.

In addition, our future operating results and financial data may vary materially from the historical operating results and financial data contained in this annual report because of a number of factors. Consequently, the historical financial statements contained in this annual report may not be useful in assessing our likely future performance.

We depend upon key personnel of our Adviser and its affiliates.

We are an externally managed REIT and therefore we do not have any internal management capacity and expect to only have accounting employees. We will depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser, including Messrs. Dondero, Goetz, Mitts, McGraner, Sauter, Norris, Richards and Willmore, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our loans and investments in accordance with the terms of the Advisory Agreement.

We will also depend upon the senior professionals of our Adviser to maintain relationships with sources of potential investments, and we intend to rely upon these relationships to provide us with potential investment opportunities. We cannot assure you that these individuals will continue to provide indirect investment advice to us. If these individuals, including the members of the management team of our Adviser, do not maintain their existing relationships with our Adviser, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our Portfolio. In addition, individuals with whom the senior professionals of our Adviser have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that these relationships will generate investment opportunities for us.

We are dependent upon our Adviser and its affiliates to conduct our day-to-day operations; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent on our Adviser and its affiliates to manage our operations and originate, structure and manage our loans and investments. All of our investment decisions are made by our Adviser, subject to general oversight by our Adviser’s investment committee and our Board. Any adverse changes in the financial condition of our Adviser or its affiliates, or our relationship with our Adviser, could hinder our Adviser’s ability to successfully manage our operations and our Portfolio, which could materially adversely affect our business, results of operations, financial condition and ability to make distributions to our shareholders.

Our Adviser manages our Portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our Board for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier investments and which could materially and adversely affect us.

Our Adviser is authorized to follow very broad investment guidelines that provide it with substantial discretion in investment, financing, asset allocation and hedging decisions. Our Board will periodically review our investment guidelines and our Portfolio but will not, and is not required to, review and approve in advance all of our proposed investments or our Adviser’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our trustees may rely primarily on information provided, or recommendations made, to them by our Adviser or its affiliates. Subject to qualifying and maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act, our Adviser has significant latitude within the broad investment guidelines in determining the types of investments it makes for us, and how such investments are financed or hedged, which could result in investment returns that are substantially below expectations or losses, which could materially and adversely affect us.

We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Adviser and members of our Adviser’s management team or by our Sponsor or its affiliates.

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our Advisers, members of our Adviser’s management team, our Sponsor or affiliates of our Sponsor. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Sponsor affiliates. In addition, investors in our securities are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by members of our Adviser’s management team or our Sponsor or its affiliates. We also cannot assure you that we will replicate the historical results achieved by members of the management team, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

The Advisory Agreement may be terminated by (a) us, upon a cause event (as defined in the Advisory Agreement), on 30 days’ written notice, (b) either party, without cause, upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term, (c) our Adviser, upon 30 days’ written notice if we materially breach the agreement and such breach continues for 30 days before we are given such notice or (d) automatically in the event of an Advisers Act Assignment unless we provide written consent. If the Advisory Agreement is terminated for any one of these reasons, we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business, results of operations and cash flows.

The Advisory Agreement may be terminated by (a) us, upon a cause event (as defined in the Advisory Agreement), on 30 days’ written notice, (b) either party, without cause, upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term, (c) our Adviser, upon 30 days’ written notice if we materially breach the agreement and such breach continues for 30 days before we are given such notice or (d) automatically in the event of an Advisers Act Assignment unless we provide written consent. If the Advisory Agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, the integration of such management and its lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows. Furthermore, we may incur certain costs in connection with a termination or non-renewal of the Advisory Agreement, including a termination fee equal to three times the Adviser’s annual Fee (unless the Advisory Agreement is terminated as a result of a cause event).

Our Adviser maintains a contractual as opposed to a fiduciary relationship with us. Our Adviser’s liability is limited under the Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities.

Our Adviser maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the Advisory Agreement, our Adviser and its affiliates and their respective partners, members, officers, directors, employees and agents will not be liable to us (including but not limited to (1) any act or omission in connection with the conduct of our business that is determined in good faith to be in or not opposed to our best interest, (2) any act or omission based on the suggestions of certain professional advisors, (3) any act or omission by us, or (4) any mistake, negligence, misconduct or bad faith of certain brokers or other agents), unless any act or omission constitutes bad faith, fraud, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of duties. We have also agreed to indemnify our Adviser and its affiliates and their respective partners, members, officers, directors, employees and agents from and against any and all claims, liabilities, damages, losses, costs and expenses that are incurred and arise out of or in connection with our business or investments, or the performance by the indemnitee of its responsibilities under the Advisory Agreement, provided that the conduct at issue did not constitute bad faith, fraud, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of duties. As a result, we could experience poor performance or losses for which our Adviser would not be liable.

Under the terms of the Advisory Agreement, our Adviser will indemnify and hold us harmless from all claims, liabilities, damages, losses, costs and expenses, including amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and expenses of investigating or defending against any claim or alleged claim, of any nature whatsoever, known or unknown, liquidated or unliquidated, that are incurred by reason of our Adviser’s bad faith, fraud, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of its duties; provided, however, that our Adviser will not be held responsible for any action of our Board in following or declining to follow any written advice or written recommendation given by our Adviser. However, the aggregate maximum amount that our Adviser may be liable to us pursuant to the Advisory Agreement will, to the extent not prohibited by law, never exceed the amount of the management fees received by our Adviser under the Advisory Agreement prior to the date that the acts or omissions giving rise to a claim for indemnification or liability have occurred. In addition, our Adviser will not be liable for special, exemplary, punitive, indirect, or consequential loss, or damage of any kind whatsoever, including without limitation lost profits. The limitations described in the preceding two sentences will not apply, however, to the extent such damages are determined in a final binding non-appealable court or arbitration proceeding to result from the bad faith, fraud, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of our Adviser’s duties.

We may change our targeted investments without shareholder consent.

We focus primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. Our target underlying property types primarily include, but are not limited to, SFR, multifamily, self-storage, life science, office, industrial, hospitality, net lease and retail. To a limited extent, we may also hold, acquire or transact in certain non-real estate securities. We may make adjustments to our target Portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our shareholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this annual report. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without notice to you or without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our securities and our ability to make distributions to you. We intend to disclose any changes in our investment policies in our next required periodic report.

We will pay substantial fees and expenses to our Adviser and its affiliates, which payments increase the risk that you will not earn a profit on your investment.

Pursuant to the Advisory Agreement, we will pay significant fees to our Adviser and its affiliates. Those fees include management fees and obligations to reimburse our Adviser and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services. Additionally, on January 30, 2023, our shareholders approved a long-term incentive plan that provides us the ability to grant awards to employees of our Adviser and its affiliates. For additional information on these fees and the fees paid to our Adviser, see “Item 1. Business—Our Advisory Agreement” and Note 14 to our consolidated financial statements for more information.

If we internalize our management functions, we may not achieve the perceived benefits of the internalization transaction.

In the future, our Board may consider internalizing the functions performed for us by our Adviser by, among other methods, acquiring our Adviser’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our shareholders. An acquisition of our Adviser could result in dilution of your interest as a shareholder and could reduce earnings per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Adviser or its affiliates. Internalization transactions, including, without limitation, transactions involving the acquisition of affiliated advisors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with our Sponsor and our Adviser, there may be times when our Sponsor and our Adviser or their affiliated persons have interests that differ from those of our shareholders, giving rise to a conflict of interest.

Our trustees and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including, among others, NexPoint Residential Trust, Inc. (“NXRT”), a publicly traded multi-family REIT, VineBrook Homes Trust, Inc. ("VineBrook"), an SFR REIT, NREF, a publicly traded mortgage REIT, and NHT, a publicly traded hospitality REIT listed on the TSXV, each of which is also managed by members of our management team. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our shareholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser and its affiliates. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

The Chapter 11 bankruptcy filing by Highland Capital Management, L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the "Highland Bankruptcy"), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland, and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Adviser and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.

Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, "UBS") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of entities currently or previously affiliated with Mr. Dondero, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). The UBS Lawsuit does not include claims related to our business or our assets. While neither our Sponsor nor our Adviser are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. The Board has formed an independent special committee to oversee a review of the UBS Lawsuit and its potential impact on the Company.

We may compete with other entities affiliated with our Adviser and our Sponsor for investments.

Neither our Adviser nor our Sponsor and their affiliates are prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business ventures that compete with ours. Our Adviser, our Sponsor and their affiliates may provide financing to similarly situated investments. Our Adviser and our Sponsor may face conflicts of interest when evaluating investment opportunities for us, and these conflicts of interest may have a negative impact on our ability to make attractive investments.

Our Adviser, its affiliates and their respective affiliates, officers and employees face competing demands relating to their time, and this may cause our operating results to suffer.

Our Adviser, its affiliates and their respective affiliates, officers and employees are key personnel, general partners, sponsors, managers, owners and advisors of other investment programs, including affiliate-sponsored investment products and investment programs focused on real estate, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

Our Adviser and its affiliates will face conflicts of interest, including significant conflicts created by our Adviser’s compensation arrangements with us, including compensation which may be required to be paid to our Adviser if the Advisory Agreement is terminated, which could result in actions that are not necessarily in the long-term best interest of our shareholders.

Under the Advisory Agreement, our Adviser or its affiliates are entitled to fees based on our “Managed Assets.” Because the Adviser’s compensation is not directly based on our performance, our Adviser’s interests are not wholly aligned with those of our shareholders. In that regard, our Adviser could be motivated to recommend riskier or more speculative investments that would entitle our Adviser to a higher fee. For example, because leverage other than accrued expenses incurred in the normal course of operations is included in the calculation of Managed Assets, our Adviser may have an incentive to utilize leverage more heavily than it otherwise would in order to increase its fees.

Our declaration of trust permits our Board to issue shares with terms that may subordinate the rights of our shareholders or discourage a third party from acquiring us in a manner that could otherwise result in a premium price to our shareholders.

Our Board may issue an unlimited number of shares of beneficial interest and may issue such other securities including preferred shares as it deems necessary, desirable or appropriate and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such preferred shares. Thus, our Board could authorize the issuance of preferred shares with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our other shares. The issuance of such preferred shares could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our shares.

Our declaration of trust contains certain provisions that may delay, defer or prevent an acquisition of our securities or a change in control.

Certain provisions of our declaration of trust may have the effect of inhibiting a third party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares.

Under our declaration of trust, certain transactions require the affirmative vote or consent of a majority of our trustees followed by the affirmative vote of the holders of not less than seventy-five percent (75%) of our shares of beneficial interest of each affected class or series outstanding, voting as separate classes or series (the “Principal Shareholder Requirements”), when a Principal Shareholder (defined generally to mean any corporation, person or other entity which is the beneficial owner, directly or indirectly, of 5% or more of our outstanding shares of beneficial interest of all outstanding classes or series and includes any affiliate or associate, as such terms are defined in Rule 12b-2 of the General Rules and Regulations under the Exchange Act, of a Principal Shareholder) is a party to the transaction. These transactions include any:

•merger or consolidation of the Company or any subsidiary of the Company with or into any Principal Shareholder;

•issuance of any securities of the Company to any Principal Shareholder for cash (other than pursuant to any automatic dividend reinvestment plan);

•sale, lease or exchange of all or any substantial part of the assets of the Company to any Principal Shareholder (except assets having an aggregate fair market value of less than 2% of the total assets of the Company, aggregating for the purpose of such computation all assets sold, leased or exchanged in any series of similar transactions within a twelve-month period); or

•sale, lease or exchange to the Company or any subsidiary thereof, in exchange for securities of the Company, of any assets of any Principal Shareholder (except assets having an aggregate fair market value of less than 2% of the total assets of the Company, aggregating for the purposes of such computation all assets sold, leased or exchanged in any series of similar transactions within a twelve-month period).

The Principal Shareholder Requirements are not applicable if (i) 80% of our trustees approve by resolution a memorandum of understanding with the Principal Shareholder with respect to and substantially consistent with such transaction followed by, subject to a resolution of the trustees specifying a greater or lesser requirement with respect to the vote or quorum, the affirmative vote of a majority of our shares of beneficial interest present in person or represented by proxy and entitled to vote thereon, at a meeting where the holders of a majority of our shares of beneficial interest entitled to vote on the matter are present in person or by proxy, or (ii) the transaction is with an entity of which a majority of the outstanding shares of all classes and series of a stock normally entitled to vote in elections of directors is owned of record or beneficially by the Company and its subsidiaries.

With respect to mergers or consolidations with a corporation, association, trust or organization, other than a Principal Shareholder, or the sale, lease or exchange of all or substantially all of the Company’s property, including its good will, to other than a Principal Shareholder, our declaration of trust requires authorization by two-thirds of our trustees; provided that any merger or consolidation in which the Company is not the surviving entity, or sale, lease or exchange of all or substantially all of the Company’s property (measured at the time that such transaction was originally approved by two-thirds of the trustees) will require the affirmative vote of the holders of not less than 75% of the shares of beneficial interest of each affected class or series outstanding, voting as separate classes or series, unless the transaction has been approved by 80% of the trustees, in which case, subject to a resolution of the trustees specifying a greater or a lesser requirement with respect to the vote or quorum, such transaction will require the affirmative vote of a majority our shares of beneficial interest present in person or represented by proxy and entitled to vote thereon, at a meeting where the holders of a majority of our shares of beneficial interest entitled to vote on the matter are present in person or by proxy.

Risks Related to Our REIT Status and Other Tax Items

We have elected to be treated as a REIT commencing with our taxable year ended December 31, 2021. Our failure to qualify or maintain our qualification as a REIT for U.S. federal income tax purposes would reduce the amount of funds we have available for distribution and limit our ability to make distributions to our shareholders.

We have elected to be treated as a REIT under the Code commencing with our taxable year ended December 31, 2021. However, we cannot assure you that we will qualify and remain qualified as a REIT. Our qualification as a REIT depends upon our ability to meet requirements, some on an annual and quarterly basis, regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. We believe we have been and are organized and qualify as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

•we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate tax rate;

•we could be subject to increased state and local taxes; and

•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions to our shareholders. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our securities.

Furthermore, we currently own and may acquire additional direct or indirect interests in one or more entities that will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs or any TRS we form will be subject to U.S. federal income tax and applicable state and local taxes on their net income. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any federal or state taxes we pay will reduce our cash available for distribution to you. Prospective investors are urged to consult their tax advisors regarding the effect of other U.S. federal, state, local and non-U.S. tax laws on an investment in our stock.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flow and value of our securities.

In order to qualify and maintain our qualification as a REIT, we must distribute annually to our shareholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We will also be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. To maintain our REIT qualification and avoid the payment of U.S. federal income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for U.S. federal income tax purposes. For example, we may be required to accrue interest and discount income on SFR mortgage loans, CMBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and the value of our securities. Alternatively, we may make taxable in-kind distributions of our own shares, which may cause our shareholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our shareholders receive.

There is a lack of clear authority governing the characterization of our subordinated debt or preferred equity investments for REIT qualification purposes.

There is limited case law and administrative guidance addressing whether instruments similar to any mezzanine loans or preferred equity investments that we may acquire will be treated as equity or debt for U.S. federal income tax purposes. We typically do not anticipate obtaining private letter rulings from the Internal Revenue Service (“IRS”) or opinions of counsel on the characterization of those investments for U.S. federal income tax purposes. If the IRS successfully recharacterizes a mezzanine loan or preferred equity investment that we have treated as debt for U.S. federal income tax purposes as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the security and we would be treated as receiving our proportionate share of the income of the entity. There can be no assurance that such an entity will not derive nonqualifying income for purposes of the 75% or 95% gross income test or earn income that could be subject to a 100% penalty tax. Alternatively, if the IRS successfully recharacterizes a mezzanine loan or preferred equity investment that we have treated as equity for U.S. federal income tax purposes as debt for U.S. federal income tax purposes, then that investment may be treated as producing interest income that would be qualifying income for the 95% gross income test, but not for the 75% gross income test. If the IRS successfully challenges the classification of our mezzanine loans or preferred equity investments for U.S. federal income tax purposes, no assurance can be provided that we will not fail to satisfy the 75% or 95% gross income test.

The “taxable mortgage pool” rules may increase the taxes that we or our shareholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In addition, to the extent that our shares are owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business taxable income, we may incur a tax at the corporate rate on a portion of any excess inclusion income. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, stock in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of CMBS and debt instruments of publicly offered REITs. The remainder of our investments in securities (other than government securities, securities issued by a TRS and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities issued by a TRS and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. Moreover, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our Portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income or asset requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

If our OP failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We believe that our OP will be treated as a partnership for U.S. federal income tax purposes, and intends to take that position for all income tax reporting positions. As a partnership, our OP generally will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our OP’s income. We cannot assure you, however, that the IRS will not challenge the status of our OP or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our OP or any other such subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes (including by reason of being classified as a publicly traded partnership, unless at least 90% of its income was qualifying income as defined in the Code, or a “taxable mortgage pool” for U.S. federal income tax purposes), we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT, unless we qualified for certain statutory savings provisions. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although our OP’s partnership units are not traded on an established securities market, the OP’s units could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and our OP may not qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. Our OP may not meet this qualifying income test. Also, the failure of our OP or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. However, U.S. shareholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. To qualify for this deduction, the U.S. shareholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including the per share trading price of our securities. In addition, certain U.S. stockholders may be subject to a 3.8% Medicare tax on dividends payable by REITs.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limits in our declaration of trust may inhibit market activity in our shares and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our declaration of trust includes restrictions on the acquisition and ownership of our shares.

To assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, among other purposes, our declaration of trust, including the statement of preferences setting forth the terms of the Series A Preferred Shares, prohibits, with certain exceptions, any shareholder from beneficially or constructively owning, applying certain attribution rules under the Code, more than 9.8% by value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common shares, or 9.8% by value or number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of any class or series.

Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 9.8% ownership limit with respect to a particular shareholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our Board granted James Dondero and his affiliates a waiver allowing him to own up to 25% of our common shares and Series A Preferred Shares, combined. Our declaration of trust also prohibits any person from, among other things, beneficially or constructively owning our shares that would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT (including, but not limited to, beneficial ownership or constructive ownership that would result in us owning (actually or constructively) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by us from such tenant would cause us to fail to satisfy any of the gross income requirements of Section 856(c) of the Code) or a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code.

Our declaration of trust provides that any ownership or purported transfer of our shares in violation of the foregoing restrictions will result in the shares so owned or transferred being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. If a transfer of our shares would result in our shares being beneficially owned by fewer than 100 persons or the transfer to a charitable trust would be ineffective for any reason to prevent a violation of the other restrictions on ownership and transfer of our shares, the transfer resulting in such violation will be void ab initio.

The Board granted waivers from the ownership limits to James Dondero, his affiliates and others and may grant additional waivers in the future. These waivers may be subject to certain initial and ongoing conditions designed to preserve our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to so qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our securities or otherwise be in the best interest of the shareholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of assets may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any asset (other than foreclosure property) that we own or hold an interest in, directly or indirectly through any subsidiary entity, including our OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own or hold an interest in, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions to comply with the requirements of the prohibited transaction safe harbor available under the Code that, among other requirements, have been held for at least two years. No assurance can be given that any particular asset that we own or hold an interest in, directly or through any subsidiary entity, including our OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The 100% tax described above may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it not profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Similarly, some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instrument turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable. Finally, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate debt instruments at their stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. In IRS Revenue Procedure 2014-51, the IRS interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

If we invest in mortgage loans to which the interest apportionment rules described above would apply and the IRS were to assert successfully that our mortgage loans were secured by property other than real estate, the interest apportionment rules applied for purposes of our REIT testing, and that the position taken in IRS Revenue Procedure 2014-51 should be applied to our Portfolio, then depending upon the value of the real property securing our mortgage loans and their face amount, and the sources of our gross income generally, we may fail to meet the 75% gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty to the IRS.

The sale of certain properties could result in significant tax liabilities unless we are able to defer the taxable gain through 1031 Exchanges.

We may structure asset sales for possible inclusion in 1031 Exchanges. The ability to complete a 1031 Exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a 1031 Exchange. When successful, a 1031 Exchange enables us to defer the taxable gain on the asset sold. If we cannot defer the taxable gain resulting from the sales of certain properties, our business, financial condition, results of operations and cash flow, the market price per share of our common stock and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.

The ability of our Board to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

Our declaration of trust provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income and will be subject to U.S. federal income tax at corporate rates and state and local taxes, which may have adverse consequences on our total return to our shareholders.

Legislative or other actions affecting REITs could have a negative effect on our shareholders or us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. Prospective investors are urged to consult with their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our stock.

We and our subsidiaries and stockholders may be subject to state, local or foreign tax filing and payment obligations taxation in various jurisdictions including those in which we or they transact business, own property or reside.

We may own assets located in, or transact business in, numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the U.S. federal income tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state and local income and other tax laws on an investment in our stock.

Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of our common shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends paid to a non-U.S. stockholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common shares generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common shares will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common shares.

Our ownership of interests in TRSs raises certain tax risks.

A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a C corporation. We currently own interests in multiple TRS entities and may acquire securities in additional TRSs in the future. As of December 31, 2022, the Company wholly owned and consolidated two TRSs, NREO TRS, LLC and NHF TRS, LLC.

We will be required to pay a 100% tax on any “redetermined rents,” “redetermined deductions,” “excess interest” or “redetermined TRS service income.” In general, redetermined rents are rents from real property that are overstated as a result of services furnished to any of our tenants by a TRS of ours. Redetermined deductions and excess interest generally represent amounts that are deducted by a TRS of ours for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations. Redetermined TRS service income generally represents amounts by which the gross income of a TRS attributable to its services for or on behalf of us (other than to a tenant of ours) would be increased based on arm’s length negotiations.

Our TRSs are and any TRS we acquire in the future will be subject to corporate income tax at the U.S. federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our shareholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our shareholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We anticipate income tax obligations in connection with our ownership of interests in TRSs for fiscal year 2022.

As a REIT, the value of our interests in our TRSs generally may not exceed 20% of the total value of our total assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

Mortgage debt obligations associated with our real property investments expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt, as well as hinder our ability to meet REIT distribution requirements or trigger tax indemnification obligations.

Mortgage and other secured debt obligations increase our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our Portfolio of properties. For U.S. federal income tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. Foreclosures could also trigger tax indemnification obligations under the terms of any tax protection agreements with respect to the sales of properties subject to any such agreements.

Risks Related to the Ownership of Our Common Shares

The concentration of our share ownership may limit your ability to influence corporate matters.

James Dondero is the sole member of the general partner of our Sponsor and has relationships with certain holders of our common shares which may result in Mr. Dondero being deemed to have aggregate beneficial ownership of approximately 6,567,756.66 common shares (or 17.7% of our common shares) and 45,986 of our Series A Preferred Shares (or 1.4% of our Series A Preferred Shares) as of December 31, 2022.

The concentration of our share ownership may limit your ability to influence corporate matters. Mr. Dondero and his affiliates may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our declaration of trust and approval of major corporate transactions, including the decision to enter into any corporate transaction. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could, in turn, have an adverse effect on the market price of our common shares or prevent our shareholders from realizing a premium over the then-prevailing market price for their common shares. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

In addition, sales of significant amounts of shares beneficially held by Mr. Dondero, his affiliates and other entities with which he has relationships, or the prospect of these sales, could adversely affect the market price of our common shares. This concentrated share ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our share price or prevent our shareholders from realizing a premium over our share price.

Broad market fluctuations could negatively impact the market price of our common shares.

The market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could affect our share price or result in fluctuations in the price or trading volume of our common shares include:

•actual or anticipated variations in our quarterly operating results, financial condition, cash flow and liquidity, or changes in investment strategy or prospects;

•changes in our operations or earnings estimates or publication of research reports about us or the real estate industry;

• loss of a major funding source or inability to obtain new favorable funding sources in the future;
• our financing strategy and leverage;

• actual or anticipated accounting problems;
• changes in market valuations of similar companies;
• increases in interest rates that lead purchasers of our shares to demand a higher yield;
• adverse market reaction to any increased indebtedness we incur in the future;
• additions or departures of key management personnel;
• actions by institutional shareholders;
• speculation in the press or investment community;
•the realization of any of the other risk factors presented in this annual report;
•the extent of investor interest in our securities;
• the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
• our underlying asset value;
• investor confidence and price and volume fluctuations in the stock and bond markets, generally;
•changes in laws, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•future equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
•failure to meet income estimates;
•failure to meet and maintain REIT qualifications or exclusion from Investment Company Act regulations or listing on the NYSE; and
•general market and economic conditions.

In the past, class-action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common shares.

The form, timing and/or amount of dividend distributions on our common shares in future periods may vary and be impacted by economic and other considerations.

The form, timing and/or amount of dividend distributions on our common shares will be declared at the discretion of our Board and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as our Board may consider relevant. Our Board may modify our dividend policy from time to time.

We may be unable to make distributions on our common shares at expected levels, which could result in a decrease in the market price of our common shares.

If sufficient cash is not available for distribution from our operations, we may have to fund distributions on our common shares from working capital, borrow to provide funds for such distributions, reduce the amount of such distributions, or issue share dividends. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than we expect, our inability to make the expected distributions could result in a decrease in the market price of our common shares.

All distributions on our common shares will be made at the discretion of our Board and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board may deem relevant from time to time. We may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common shares.

Future issuances of debt securities and equity securities may negatively affect the market price of our common shares and, in the case of equity securities, may be dilutive to owners of our common shares and could reduce the overall value of an investment in our common shares.

In the future, we may issue debt or equity securities or incur other financial obligations, including share dividends and shares that may be issued in exchange for common shares. Upon liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before common shareholders. We are not required to offer any such additional debt or equity securities to shareholders on a preemptive basis. Therefore, additional common shares issuances, directly or through convertible or exchangeable securities (including common shares and convertible preferred shares), warrants or options, will dilute the holdings of our existing common shareholders and such issuances or the perception of such issuances may reduce the market price of our common shares. Any convertible preferred shares would have, and any series or class of our preferred shares would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common shareholders.

Holders of our common shares do not have preemptive rights to any shares we issue in the future. Our declaration of trust authorizes us to issue an unlimited number of shares of beneficial interest. The statement of preferences of the Series A Preferred Shares designates a series of 4,800,000 preferred shares as Series A Preferred Shares, of which 3,359,593 are issued and outstanding as of December 31, 2022. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue our common shares under a long-term incentive plan to our non-employee trustees or to employees of our Adviser or its affiliates; (4) issue shares to our Adviser, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue our common shares in connection with a redemption of Partnership Units of the OP. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of our common shares will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of our common shares may also experience a dilution in the book value of their investment in us.

Common shares eligible for future sale may have adverse effects on our share price.

We cannot predict the effect, if any, of future sales of our common shares, or the availability of shares for future sales, on the market price of our common shares.

Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.

We may issue additional shares in future public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to shareholders on a preemptive basis. Therefore, it may not be possible for shareholders to participate in such future share issuances, which may dilute such shareholders’ interests in us.

The rights of our common shareholders are limited by and subordinate to the rights of the holders of Series A Preferred Shares and these rights may have a negative effect on the value of our common shares.

The holders of shares of our Series A Preferred Shares have rights and preferences generally senior to those of the holders of our common shares. The existence of these senior rights and preferences may have a negative effect on the value of our common shares. These rights are more fully set forth in the statement of preferences setting forth the terms of the Series A Preferred shares, and include, but are not limited to the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common shares. In addition, the Series A Preferred Shares rank senior to our common shares with respect to priority of such dividend payments, which may limit our ability to make distributions to holders of our common shares.

Risks Related to the Ownership of the Series A Preferred Shares

The market price and trading volume of the Series A Preferred Shares may fluctuate significantly and be volatile due to numerous circumstances beyond our control.

The Series A Preferred Shares are listed on the NYSE, but there can be no assurance that an active trading market will be maintained on the NYSE. Further, the Series A Preferred Shares may trade at prices lower than the public offering price, and the market price of the Series A Preferred Shares depends on many factors, including, but not limited to:

•prevailing interest rates;

•the market for similar securities;

•general economic and financial market conditions;

•our issuance, as well as the issuance by our subsidiaries, of additional preferred equity or debt securities; and

•our financial condition, cash flows, liquidity, results of operations, funds from operations and prospects.

The trading prices of common and preferred equity securities issued by REITs and other real estate companies historically have been affected by changes in interest rates. One of the factors that may influence the market price of the Series A Preferred Shares is the annual yield from distributions on the Series A Preferred Shares as compared to yields on other financial instruments. An increase in interest rates may lead prospective purchasers of the Series A Preferred Shares to demand a higher annual yield, which could reduce the market price of the Series A Preferred Shares.

Future offerings of debt securities or our shares, including future offerings of traded or non-traded preferred shares, expressly designated as ranking senior to the Series A Preferred Shares as to distribution rights and rights upon our liquidation, dissolution or winding up may adversely affect the market price of the Series A Preferred Shares.

Our cash available for distribution may not be sufficient to pay dividends on the Series A Preferred Shares at expected levels, and we cannot assure you of our ability to pay dividends in the future. We may use borrowed funds or funds from other sources to pay dividends, which may adversely impact our operations.

We intend to pay regular quarterly dividends to our preferred shareholders. Distributions declared by us will be authorized by our Board in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, our capital requirements and other factors as our Board may deem relevant from time to time. We may have to fund distributions from working capital, borrow to provide funds for such distributions, use proceeds of future offerings or sell assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we are required to sell assets to fund dividends, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund dividends, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay dividends in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares.

The Series A Preferred Shares are subordinate to our existing and future debt, and such interests could be diluted by the issuance of additional shares of preferred stock and by other transactions.

The Series A Preferred Shares rank junior to all of our existing and future indebtedness, any classes and series of our shares of beneficial interest expressly designated as ranking senior to the Series A Preferred Shares as to distribution rights and rights upon our liquidation, dissolution or winding up, and other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our declaration of trust gives our Board the authority to authorize and issue such securities as they determine to be necessary desirable or appropriate, and the Board has authorized the issuance of up to 4,800,000 Series A Preferred Shares. Subject to limitations prescribed by Delaware law and our declaration of trust and the statement of preferences setting forth the terms of the Series A Preferred Shares, our Board is authorized to issue preferred shares in such classes or series as our Board may determine and to establish from time to time the number of preferred shares to be included in any such class or series. The issuance of additional shares of Series A Preferred Shares or additional shares of our beneficial interest ranking on parity with the Series A Preferred Shares as to distribution rights and rights upon our liquidation, dissolution or winding up, would dilute the interests of the holders of Series A Preferred Shares, and the issuance of shares of any class or series of our shares of beneficial interest expressly designated as ranking senior to the Series A Preferred Shares as to distribution rights and rights upon our liquidation, dissolution or winding up or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the right to vote on matters which are submitted to a vote of our common shareholders, none of the provisions relating to the Series A Preferred Shares contain any terms relating to or limiting our indebtedness or affording the holders of Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of Series A Preferred Shares.

The Series A Preferred Shares are not rated and may not be rated in the future.

The Series A Preferred Shares were previously rated by Egan-Jones Rating Company ("Egan-Jones") and are not currently rated. We do not currently intend to seek or maintain a rating for our Series A Preferred Shares. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Shares. In addition, we may elect in the future to again obtain a rating of the Series A Preferred Shares, which could adversely impact the market price of the Series A Preferred Shares. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Shares.

Future offerings of debt securities or of our shares expressly designated as ranking senior to our Series A Preferred Shares as to distribution rights and rights upon our liquidation, dissolution or winding up may adversely affect the market price of our Series A Preferred Shares.

If we decide to issue debt securities or additional shares, including traded or non-traded preferred shares, expressly designated as ranking senior to the Series A Preferred Shares as to distribution rights and rights upon our liquidation, dissolution or winding up in the future, it is possible that those securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable debt securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Shares and may result in dilution to owners of the Series A Preferred Shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt securities or shares expressly designated as ranking senior to the Series A Preferred Shares as to distribution rights and rights upon our liquidation, dissolution or winding up in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of the Series A Preferred Shares will bear the risk of our future offerings reducing the market price of the Series A Preferred Shares and diluting the value of their share holdings in us.

General Risks

We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay dividends.

Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay dividends to shareholders.

The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. In addition, recent well-publicized security breaches have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security attacks, and may in the future result in heightened cyber-security requirements and/or additional regulatory oversight. As cyber-security threats and government and regulatory oversight of associated risks continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain. Any such actions may adversely impact our results of operations and financial condition.

Furthermore, if some of our or our Adviser’s employees are required to work remotely in the future due to the COVID-19 pandemic or other pandemics or infectious diseases, or if we or our Adviser allow permanent or significant remote work by any of our or its employees, there may be an increased risk of disruption to our operations because they may be utilizing residential networks and infrastructure which may not be as secure as in our office environment.

The current COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and continues to evolve. Additionally, the emergence of new variants of COVID-19 are unpredictable and current vaccines and treatments may not be effective against new variants.

As a result, the COVID-19 pandemic negatively impacted, and the COVID-19 pandemic or other pandemics or infectious diseases in the future could negatively impact, almost every industry directly or indirectly, which may adversely impact our performance or the ability of underlying real estate collateral relating to our investments, increase the default risk applicable to borrowers and making it relatively more difficult for us to generate attractive risk adjusted returns.

The COVID-19 pandemic, and other future pandemics, could also materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance due to, among other factors:

•reduced economic activity may cause certain borrowers underlying our real estate related assets and senior loans to become delinquent or default on their loans, or seek to defer payment on, or refinance, their loans;

•reduced economic activity could result in a prolonged recession, which could negatively impact the value of commercial and residential real estate, which further negatively impacts the value of our investments, potentially materially;

•difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis, or at all;

•the financial impact of the COVID-19 or a future pandemic could negatively impact our future compliance with financial covenants in our debt obligations and result in a default and potentially an acceleration of indebtedness;
•uncertainties created by the COVID-19 or a future pandemic could make it difficult to estimate provisions for loan losses;

•a general decline in business activity and demand for real estate and real estate related transactions, which could adversely affect our ability to make new investments or to redeploy the proceeds from repayments of our existing investments;

•the potential negative impact on the health of the employees of our Adviser, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption; and

•the timing of the development and distribution of effective treatments for COVID-19 and future pandemics.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business.

The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in this annual report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

The direct and indirect impacts of climate change may adversely affect our business.

We may be adversely impacted by the direct consequences of climate change, such as property damage due to increases in the frequency, duration and severity of extreme weather events, such as hurricanes and floods. Increases in property damage due to these events may contribute to increases in costs in property insurance. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in delays and increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, and, as a result, adversely impact our financial results and operations.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following table provides a summary of the Company’s material physical property as of December 31, 2022:

				Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type	Date Acquired	December 31, 2022	December 31, 2022
Cityplace Tower	1,353,087	Office and Hospitality	8/15/2018	2.10	32.9%

(1)    Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of December 31, 2022, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of December 31, 2022.

(2)    Percent occupied is calculated as the rentable square footage occupied as of December 31, 2022, divided by the total rentable square footage, expressed as a percentage.

The Company’s ownership of Cityplace Tower is subject to mortgage debt with an outstanding principal balance of approximately $144.7 million as of December 31, 2022. For further information on the Company’s owned real properties, see Notes 4, 5 and 6 to our consolidated financial statements.
Item 3. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the NYSE under the ticker symbol “NXDT.”

Shareholder Information
On March 31, 2023 we had 37,171,807 common shares outstanding held by a total of approximately 900 record holders. The number of record holders is based on the records of American Stock Transfer & Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Repurchase of Shares
On October 24, 2022, our Board authorized the Share Repurchase Program. For more information, see “Item 1. Business—2022 Highlights—Share Repurchase Program.” As of December 31, 2022, we have not repurchased any of our common shares or Series A Preferred Shares under the Share Repurchase Program.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report.
Overview
As of December 31, 2022, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of December 31, 2022, there were 2,000 OP Units outstanding, of which 100%, were owned by us.
On July 1, 2022, or the Deregistration Date, the SEC issued the Deregistration Order pursuant to Section 8(f) of the Investment Company Act declaring that the Company has ceased to be an investment company under the Investment Company Act. The issuance of the Deregistration Order enables the Company to proceed with full implementation of its new business mandate to operate as a diversified REIT that focuses primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity (the “Business Change”). As a result of the Business Change, we have not provided a comparison of our financial statements to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our financial condition and results of operations during the period from the Deregistration Date to December 31, 2022.
As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. The Company seeks to achieve this objective through the Business Change. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease and retail. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022, for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser is wholly owned by our Sponsor.
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through one or more TRS entities and are subject to applicable federal, state, and local income and margin taxes.
On October 15, 2021, the Bankruptcy Trust Lawsuit was filed by a litigation subtrust formed in connection with the Highland Bankruptcy against various persons and entities, including our Sponsor and James Dondero. In addition, on February 8, 2023, the UBS Lawsuit was filed against Mr. Dondero and a number of other persons and entities. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our floating rate mortgages and credit facilities, as these costs could increase at a rate higher than our rental and other revenue. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise. In addition, to the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot make assurances that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
Components of Our Revenues and Expenses
Revenues
Rental income. Our rental income is primarily attributable to the rental revenue from our investment in Cityplace Tower, a 42-story, 1.35 million-square-foot, trophy office building acquired in 2018 as well as rental income from two retail properties (see Note 5 to our consolidated financial statements). Our rental income also includes utility reimbursements, late fees, common area maintenance reimbursements, and other rental fees charged to tenants.
Interest income. Interest income includes interest earned from our debt investments.
Dividend income. Dividend income includes dividends from our equity investments.
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

Property management fees. Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 14 to our consolidated financial statements).
Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property owned directly or indirectly by us. Insurance includes the cost of commercial, general liability, and other needed insurance for each property owned directly or indirectly by us.
Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 14 to our consolidated financial statements).
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
Conversion expense. In connection with the Deregistration Order, the Company has incurred legal fees and other fees in preparation for the Business Change. These conversion expenses are included in the consolidated statement of operations and comprehensive income (loss) as conversion expenses.
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
Income Tax Expense. Income tax expense is primarily derived from taxable gains from asset sales and other income earned from investments held in our TRSs.
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

Results of Operations for the Six Months Ended December 31, 2022
The six months ended December 31, 2022
As a result of the Business Change, we have not provided a comparison of our financial statements to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our financial condition and results of operations during the period from the Deregistration Date to December 31, 2022.
The following table sets forth a summary of our operating results for the six months ended December 31, 2022 (in thousands):

For the Six Months Ended December 31,
2022
Total revenues	$55,130
Total expenses	(24,358)
Operating income	30,772
Interest expense	(5,759)
Equity in losses of unconsolidated ventures	(2,257)
Income tax expense	(9,975)
Change in unrealized losses	(92,031)
Realized loss	(2,323)
Net loss	(81,573)
Net income attributable to preferred shareholders	(2,310)
Net loss attributable to common shareholders	$(83,883)

The net loss for the six months ended December 31, 2022 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $10.1 million for the six months ended December 31, 2022. Rental income primarily consists of lease revenue from our investment in Cityplace Tower.
Interest and dividends. Interest and dividends totaled $45.0 million for the six months ended December 31, 2022. Interest and dividends consists primarily of dividends from CLO equity investments of $29.1 million, NREF OP distributions of $7.0 million and VineBrook Homes Operating Partnership, L.P. ("VB OP") distributions of $2.8 million.
Other income. Other income was approximately $32,000 for the six months ended December 31, 2022.
Expenses
Property operating expenses. Property operating expenses were $3.7 million for the six months ended December 31, 2022. Property operating expenses consist primarily of expenses from our investment in Cityplace Tower.
Property management fees. Property management fees were $0.3 million for the six months ended December 31, 2022. Property management fees are primarily based on gross revenues derived primarily from our investment in Cityplace Tower.
Real estate taxes and insurance. Real estate taxes and insurance costs were $2.7 million for the six months ended December 31, 2022. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower.

Advisory and administrative fees. For the six months ended December 31, 2022, the Company incurred Administrative Fees and Advisory Fees of $5.5 million, inclusive of $1.8 million in expenses that were deferred to comply with the Expense Cap. Should the Company’s Fees and expenses subject to the Expense Cap be less than the 1.5% limit for the twelve month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap.
Property general and administrative expenses. Property general and administrative expenses were $0.3 million for the six months ended December 31, 2022. Property general and administrative expenses consist primarily of expenses from our investment in Cityplace Tower.
Corporate general and administrative expenses. Corporate general and administrative expenses were $3.1 million for the six months ended December 31, 2022. Corporate general and administrative expenses were primarily driven by legal fees $0.8 million.
Conversion expenses. Conversion expenses were $1.6 million for the six months ended December 31, 2022. Conversion fees were primarily driven by legal fees related to the Deregistration Order of $0.9 million.
Depreciation and amortization. Depreciation and amortization costs were $7.2 million for the six months ended December 31, 2022. Depreciation and amortization expenses consist primarily of expenses from our investment in Cityplace Tower. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets.
Other Income and Expense
Interest expense. Interest expense was $5.8 million for the six months ended December 31, 2022.
Equity in losses of unconsolidated ventures. Equity in losses of unconsolidated ventures was $2.3 million for the six months ended December 31, 2022 and was primarily driven by amortization of the basis difference on the SAFStor Ventures of approximately $2.2 million.
Income tax expense. The Company has recorded a current income tax expense of $10.7 million associated with the TRSs for the six months ended December 31, 2022, which is largely driven by income from the Company’s legacy CLO investments. The tax expense is partially offset by removing the valuation allowance on a deferred tax asset of $2.2 million and increased by a 2021 return-to-provision adjustment of $1.5 million for a net expense of $10.0 million for the six months ended December 31, 2022, that is recorded on the Consolidated Statement of Operations.
Change in unrealized losses. Unrealized losses from our investments accounted for at fair value was $92.0 million for the six months ended December 31, 2022. Losses were primarily driven by mark-to-market losses on NREF OP Units of $21.3 million, mark-to-market losses on NSP OC Common Units and equity of $23.6 million and losses on our CLO equity portfolio of $27.9 million. Our CLO equity portfolio consists primarily of CLOs that are in the process of winding down operations and liquidating their remaining holdings. The losses on the CLO equity portfolio are offset by dividends received of $29.1 million which are shown in interest and dividends on the consolidated statement of operations.
Realized gains (losses). Realized losses were $2.3 million for the six months ended December 31, 2022, driven primarily by a realized loss of $6.9 million on the contribution of the SAFStor Ventures to the NSP OC as discussed in Note 14 of the Company's consolidated financial statements. This was partially offset by gains on maturities in our life settlement portfolio of $3.5 million.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures including:
•capital expenditures to continue the ongoing development of Cityplace Tower;
•interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments” below);

•recurring maintenance necessary to maintain our properties;
•distributions necessary to qualify for taxation as a REIT;
•income taxes for taxable income generated by TRS entities;
•acquisition of additional properties or investments;
•advisory and administrative fees payable to our Adviser;
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of December 31, 2022, we had $13.4 million of cash available to meet our short-term liquidity requirements. As of December 31, 2022, we also had $35.3 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral.
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
In addition to our ongoing renovation of Cityplace, our other properties will require periodic capital expenditures and renovation to remain competitive. We estimate an additional $190 million to $210 million of capital expenditures to complete the Cityplace renovation. Also, acquisitions, redevelopments, or expansions of our properties will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions, or redevelopment through retained earnings long-term is limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations, and prospects could be materially and adversely affected.
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2022.

Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the six months ended December 31, 2022 (in thousands):

For the Six Months Ended December 31
2022
Net cash provided by operating activities	$31,431
Net cash used in investing activities	(14,418)
Net cash used in financing activities	(19,140)
Net decrease in cash, cash equivalents and restricted cash	(2,127)
Cash, cash equivalents and restricted cash, beginning of period	50,776
Cash, cash equivalents and restricted cash, end of period	$48,649
Cash flows from operating activities. During the six months ended December 31, 2022, net cash provided by operating activities was $31.4 million. Operating cash flows were primarily driven by dividends received from our CLO equity portfolio.
Cash flows from investing activities. During the six months ended December 31, 2022, net cash used in investing activities was $14.4 million. Cash flows from investing activities was primarily driven by acquisitions of new real estate investments of $26.5 million partially offset by proceeds from the redemption of our Caddo Sustainable Timberlands investment of $10.9 million in cash.
Cash flows from financing activities. During the six months ended December 31, 2022, net cash used in financing activities was $19.1 million. Cash flows from financing activities was primarily driven by borrowings of $9.5 million, offset by credit facility repayments of $12.5 million, prime brokerage repayments of $14.4 million and dividends paid to common shareholders of $11.2 million.
Debt
Mortgage Debt
As of December 31, 2022, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $144.7 million at a weighted average interest rate of 7.3%. See Note 7 to our consolidated financial statements for additional information.
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

Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. As of December 31, 2022, the Credit Facility, as amended, bore interest at one-month LIBOR plus 3.5% and matures on November 6, 2023. On March 6, 2023, the interest rate on the Credit Facility increased to one-month LIBOR plus 4.25%. The Company paid down $9.0 million on the Credit Facility during the year ended December 31, 2022. During the six months ended December 31, 2022, the Company paid down $5.0 million on the Credit Facility. As of December 31, 2022, the Credit Facility had an outstanding balance of $11.0 million. For additional information regarding our Credit Facility, see Note 7.
Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2022 for the next five calendar years subsequent to December 31, 2022.

	Payments Due by Period (in thousands)
	Total	2023	2024	2025	2026	2027	Thereafter
Property Level Debt
Principal payments	$157,918	$144,668	$—	$13,250	$—	$—	$—
Interest expense	5,846	4,517	830	499	—	—	—
Total	$163,764	$149,185	$830	$13,749	$—	$—	$—

Prime Brokerage Borrowing
Principal payments	$2,624	$—	$—	$—	$—	$—	$2,624	(1)
Interest expense	481	96	97	96	96	96	—	(1)
Total	$3,105	$96	$97	$96	$96	$96	$2,624

Preferred Shares
Dividend payments	$—	$9,240	$9,240	$9,240	$9,240	$9,240	N/A	(2)

Credit Facility
Principal payments	$11,000	$11,000	$—	$—	$—	$—	$—
Interest expense	120	120	—	—	—	—	—
Total	$11,120	$11,120	$—	$—	$—	$—	$—

Total contractual obligations and commitments	$177,989	$169,641	$10,167	$23,085	$9,336	$9,336	$2,624
(1)Assumes no additional borrowings or repayments. The Prime Brokerage balance has no stated maturity date.
(2)The Series A Preferred Shares are perpetual.
Credit Facility
The Credit Facility will mature on November 6, 2023 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.

Cityplace Debt
On November 8, 2022, we received lender consent to defer the maturity of the Cityplace debt to February 8, 2023. On February 8, 2023, the lenders agreed to defer the maturity of the debt by three months to May 8, 2023 with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics are met. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
Advisory Agreement
As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser the Fees, which includes the Advisory Fee equal to 1.00% of Managed Assets and the Administrative Fee equal to 0.20% of the Company’s Managed Assets. The Advisory Agreement provides that the first portion of the monthly installment of the Advisory Fee shall be paid in cash up to $1.0 million and the remainder of the monthly installment of the Advisory Fee, if any, shall be paid in common shares of the Company, subject to certain restrictions. For additional information, see Note 14 to our consolidated financial statements. The Advisory Agreement also provides that the Administrative Fee shall be paid in cash.
We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed the Expense Cap of 1.5% of Managed Assets, calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, further, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, these expenses are considered permanently waived and become non-recoupable in the future.
Income Taxes
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded an income tax expense of $2.0 million for the six months ended June 30, 2022, which is largely driven by income from the Company's legacy CLO investments. The Company has recorded a current income tax expense of $10.7 million associated with the TRSs for the six months ended December 31, 2022, which is largely driven by income from the Company’s legacy CLO investments. The tax expense is partially offset by removing the valuation allowance on a deferred tax asset of $2.2 million and increased by a 2021 return-to-provision adjustment of $1.5 million, for a net expense of $10.0 million for the six months ended December 31, 2022, that is recorded on the Consolidated Statement of Operations.
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain

Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of December 31, 2022, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of December 31, 2022 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 13, 2022. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).
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
We will make dividend payments based on our estimate of taxable earnings per share of common stock, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our tenth dividend of 2022 on our common shares of $0.15 per share which was paid on December 30, 2022 to shareholders of record on December 15, 2022. Our Board declared our fourth quarterly dividend of 2022 on our Series A Preferred Shares of $0.34375 per share which was sent to the transfer agent prior to December 31, 2022 and paid on January 3, 2023 to shareholders of record on December 23, 2022. Starting October 1, 2022, we expect that dividends on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
Off-Balance Sheet Arrangements
As of December 31, 2022, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments
The Company is the guarantor on three secured loans to, and dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser, with the secured loans having an aggregate principal amount of approximately $662.1 million outstanding as of December 31, 2022. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 14 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million as of December 31, 2022. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
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
Valuation of Level 3 Fair Valued Investments
As of December 31, 2022, approximately 56.3% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 10, “Fair Value of Derivatives and Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the year ended December 31, 2022, the unrealized loss related to the change in fair value of level 3 investments is $58.8 million. See Notes 10 for additional disclosures regarding the valuation of level 3 fair valued investments.
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
The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820 (see Note 10 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

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
Inflation
The real estate market has not been directly affected by inflation in the past several years due to increases in rents nationwide. Our lease terms are generally for a period of one year or more and rental rates reset to market if renewed. The majority of our leases also contain protection provisions applicable to reimbursement billings for utilities.

Inflation may also affect the overall cost of debt, as the implied cost of capital increases. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and is expected to continue to raising interest rates in response to or in anticipation of continued inflation concerns. We intend to mitigate these risks through long-term fixed interest rate loans and interest rate hedges.
REIT Tax Election
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our shareholders. Taxable income from certain non-REIT activities are managed through one or more TRS entities and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $2.0 million for the six months ended June 30, 2022 and $10.7 million associated with the TRSs for the six months ended December 31, 2022, which is largely driven by income from the Company’s legacy CLO investments. The tax expense is partially offset by removing the valuation allowance on a deferred tax asset of $2.2 million and increased by a 2021 return-to-provision adjustment of $1.5 million for a net expense of $12.0 million for the twelve months ended December 31, 2022, that is recorded on the Consolidated Statement of Operations. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies

Item 8. Financial Statements and Supplementary Data

            KPMG LLP
Suite 1400
2323 Ross Avenue
Dallas, TX 75201-2721

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
NexPoint Diversified Real Estate Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of NexPoint Diversified Real Estate Trust and subsidiaries (the Company) as of December 31, 2022 (successor basis), the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the six month period ended December 31, 2022 (successor basis). We have also audited the statements of operations, changes in net assets, and cash flows for the six month period ended June 30, 2022 (predecessor basis), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the six month periods ended December 31, 2022 (successor basis) and June 30, 2022 (predecessor basis), in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company discontinued the application of investment company accounting guidance in Financial Accounting Standards Board Accounting Standard Codification Topic 946, Financial Services - Investment Companies as of July 1, 2022 due to its deregistration as an investment company, and prospectively applied other U.S. generally accepted accounting principles for companies which are not investment companies.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value measurement of level 3 investments
As discussed in Notes 2 and 3 to the consolidated financial statements as a result of the Company’s deregistration as an investment company on July 1, 2022, certain of the Company’s investments were recorded at fair value using inputs that are classified within Level 3 of the fair value hierarchy. Establishing fair values for these level 3 investments is inherently subjective and dependent upon significant unobservable inputs and assumptions.
We identified the evaluation of fair value measurements for certain level 3 investments as of July 1, 2022, as a critical audit matter. Evaluation of the Company’s valuation assumptions for these level 3 investments involved a high degree of auditor judgment. Specifically, subjective auditor judgment was required to evaluate the capitalization rates, discount rates, and market rent. Changes in these assumptions could have a significant impact on the fair value of the level 3 investments.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to the significant assumptions of the capitalization rates, discount rates, and market rent. We involved valuation professionals with specialized skills and knowledge who assisted in:
•Evaluating the Company’s capitalization rates and discount rates, by comparing them against a range that was independently developed using publicly available market data for comparable entities.
•Assessing the appropriateness of the market rent assumption by comparing it to independently researched transactions and current listings of comparable properties.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Dallas, Texas
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees of
NexPoint Diversified Real Estate Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of NexPoint Diversified Real Estate Trust (formerly NexPoint Strategic Opportunities Fund) (the “Fund”) as of December 31, 2021, the related consolidated statements of operations, changes in net assets and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021, the results of its operations, changes in net assets and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021, by correspondence with the custodian, agent banks, transfer agents, issuers, and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Fund’s auditor since 2020.

COHEN & COMPANY, LTD.
Cleveland, Ohio
March 10, 2022
C O H E N & C O M P A N Y , L T D .
800.229.1099 | 866.818.4538 fax | cohencpa.com
Registered with the Public Company Accounting Oversight Board

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands, except share and par value amounts)

December 31, 2022

ASSETS
Consolidated Real Estate Investments
Land	$47,708
Buildings and improvements	174,469
Intangible lease assets	10,979
Construction in progress	39,731
Furniture, fixtures, and equipment	354
Total Gross Consolidated Real Estate Investments	273,241
Accumulated depreciation and amortization	(7,158)
Total Net Consolidated Real Estate Investments	266,083
Investments, at fair value ($576,419 with related parties)	754,910
Equity method investments ($7,272 with related parties)	70,656
Life insurance policies, at fair value	67,711
Cash and cash equivalents	13,360
Restricted cash	35,289
Accounts receivable, net	1,903
Prepaid and other assets	6,441
Accrued interest and dividends	4,302
Deferred tax asset, net	2,247
TOTAL ASSETS	$1,222,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$144,414
Notes payable	24,250
Prime brokerage borrowing	2,624
Accounts payable and other accrued liabilities	13,865
Income tax payable	10,720
Accrued real estate taxes payable	254
Accrued interest payable	1,115
Security deposit liability	416
Prepaid rents	1,273
Intangible lease liabilities, net	6,027
Due to affiliates	112
Total Liabilities	$205,070

Shareholders' Equity:

Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3
Common shares, $0.001 par value: unlimited shares authorized; 37,171,807 shares issued and outstanding	37
Additional paid-in capital	999,845
Accumulated earnings less dividends	17,947
Total Shareholders' Equity	1,017,832
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,222,902

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (Predecessor Basis)
(in thousands, except share and per share amounts)

December 31, 2021
Assets:
Investments, at fair value (a)	$169,884
Affiliated investments, at fair value	872,101
Total investments, at fair value	1,041,985
Cash and cash equivalents	2,238
Restricted cash - securities sold short	440
Foreign tax reclaim receivable	1,250
Receivable for:
Due from custodian	192
Other assets	277
Company shares sold	209
Dividends and interest	913
Prepaid expenses and other assets	510
TOTAL ASSETS	$1,048,014

Liabilities:
Notes payable	$42,500
Due to custodian	110
Securities sold short, at value	430
Due to broker	9,188
Payable for:
Investment advisory fees	1,005
Interest expense and commitment fee	63
Accounting services fees	72
Accrued expenses and other liabilities	186
Total Liabilities	$53,554

Mezzanine equity
Series A cumulative preferred shares, net of deferred financing costs	(83,252)
Net assets applicable to common shares	$911,208

Net assets consist of:
Paid-in capital in excess of par	$913,920
Total accumulated loss	(2,712)
Net assets applicable to common shares	$911,208

Investments, at cost	$279,216
Affiliated investments, at cost	828,659
Cash equivalents, at cost	2,157
Proceeds from securities sold short	765

Common Shares
Net assets	$911,208

Shares outstanding (unlimited authorization)	37,080
Net asset value per share (net assets/shares outstanding)	$24.57
(a) includes fair value of securities on loan of $1,248
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

For the Six Months Ended December 31,
2022
Revenues
Rental income	$10,070
Interest income ($1,332 with related parties)	4,428
Dividend income ($10,881 with related parties)	40,600
Other income	32
Total revenues	55,130

Expenses
Property operating expenses	3,682
Property management fees	296
Real estate taxes and insurance	2,695
Advisory and administrative fees	5,514
Property general and administrative expenses	302
Corporate general and administrative expenses	3,079
Conversion Expense	1,615
Depreciation and amortization	7,175
Total expenses	24,358

Operating income	30,772
Interest expense	(5,759)
Equity in losses of unconsolidated equity method ventures	(2,257)
Change in unrealized gain (losses)	(92,031)
Realized gains (losses)	(2,323)
Net loss before income taxes	(71,598)
Income tax expense	(9,975)
Net loss	(81,573)
Net income attributable to preferred shareholders	(2,310)
Net loss attributable to common shareholders	$(83,883)

Weighted average common shares outstanding - basic	37,172
Weighted average common shares outstanding - diluted	37,172

Loss per share - basic	$(2.26)
Loss per share - diluted	$(2.26)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Predecessor Basis)
(in thousands)

For the Six Months Ended June 30,
2022
Investment income:
Income:
Dividends from unaffiliated issuers	$60,178
Dividends from affiliated issuers	15,025
Interest from unaffiliated issuers	991
Interest from affiliated issuers	3,002
Total income	79,196

Expenses:
Investment advisory	6,279
Income tax expense	2,000
Legal fees	987
Interest expense and commitment fees	696
Conversion expense	471
Accounting services fees	334
Insurance	185
Reports to shareholders	136
Trustees fees	109
Audit and tax preparation fees	77
Transfer agent fees	72
Pricing fees	68
Registration fees	56
Other	322
Total operating expenses	11,792
Net investment income	67,404
Preferred dividend expenses	(2,310)

Net realized and unrealized gain (loss) on investments
Realized gain on:
Investments from unaffiliated issuers	28,893
Securities sold short	253

Net change in unrealized gain on:
Investments from unaffiliated issuers	(43,752)
Investments from affiliated issuers	76,346
Net realized and unrealized gain on investments	61,740
Total increase in net assets resulting from operations	$126,834
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Predecessor Basis)
(in thousands)

For the Year Ended December 31,
2021
Investment income:
Income:
Dividends from unaffiliated issuers	$74,727
Dividends from affiliated issuers	24,671
Securities lending income	6
Interest from unaffiliated issuers	4,747
Interest from affiliated issuers	2,835
ROC Reclass	(11,850)
Total income	95,136

Expenses:
Investment advisory	11,094
Legal fees	2,206
Interest expense and commitment fees	2,435
Conversion expense	1,397
Accounting services fees	558
Insurance	145
Reports to shareholders	352
Trustees fees	275
Audit and tax preparation fees	124
Transfer agent fees	101
Pricing fees	279
Registration fees	75
Other	990
Total operating expenses	20,029
Net investment income (loss)	75,107
Preferred dividend expenses	(4,555)

Net realized and unrealized gain (loss) on investments
Realized loss on:
Investments from unaffiliated issuers	(42,530)
Investments from affiliated issuers	458
Securities sold short	351

Net change in unrealized appreciation on:
Investments from unaffiliated issuers	40,480
Investments from affiliated issuers	175,495
Securities sold short	649
Net realized and unrealized gain on investments	174,903
Total increase in net assets resulting from operations	$245,455
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss) Less Dividends	Total
Six Months Ended December 31, 2022	Number of Shares	Par Value	Number of Shares	Par Value
Balances, July 1, 2022	3,359,593	$3	37,171,807	$37	$999,845	$112,983	$1,112,868
Net loss attributable to common shareholders	—	—	—	—	—	(83,883)	(83,883)
Net income attributable to preferred shareholders	—	—	—	—	—	2,310	2,310
Common share dividends declared ($0.30 per share)	—	—	—	—	—	(11,153)	(11,153)
Preferred share dividends declared ($0.68750 per share)	—	—	—	—	—	(2,310)	(2,310)
Balances, December 31, 2022	3,359,593	$3	37,171,807	$37	$999,845	$17,947	$1,017,832
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Predecessor Basis)
(in thousands, except share amounts)

For the Six Months Ended June 30,
2022
Increase (decrease) in net assets operations:
Net investment income	$67,404
Preferred dividend expenses	(2,310)
Accumulated net realized gain (loss) on investments, securities sold short, written options, futures contracts, and foreign currency transactions	29,146
Net change in unrealized appreciation on investments, securities sold short, written options contracts and translation of assets and liabilities denominated in foreign currency	32,594
Net increase from operations	126,834

Distributions declared to common shareholders:
Distribution	(11,139)
Total distributions declared to common shareholders:	(11,139)
Increase in net assets from operations and distributions	115,695

Share transactions:
Value of distributions reinvested	1,425
Proceeds from sale of shares	1,288
Net increase from shares transactions	2,713
Total increase in net assets	118,408

Net assets
Beginning of period	911,208
End of period	$1,029,616

Change in Common Shares
Issued for distribution reinvested	92,067
Net increase in common shares	92,067
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Predecessor Basis)
(in thousands, except share and par value amounts)

For the Year Ended December 31,
2021
Increase in net assets operations:
Net investment income	$75,107
Preferred dividend expenses	(4,555)
Accumulated net realized loss on investments, securities sold short, written options, futures contracts, and foreign currency transactions	(41,721)
Net change in unrealized appreciation on investments, securities sold short, written options contracts and translation of assets and liabilities denominated in foreign currency	216,624
Net increase from operations	245,455

Distributions declared to common shareholders:
Distribution	(435)
Return of capital	(21,766)
Total distributions declared to common shareholders:	(22,201)
Increase in net assets from operations and distributions	223,254

Share transactions:
Value of distributions reinvested	2,131
Cost of shares redeemed	(152,321)
Capital gains from the retirement of tendered shares	47,319
Net decrease from shares transactions	(102,871)
Total increase in net assets	120,383

Net assets
Beginning of year	790,825
End of year	$911,208

Change in Common Shares
Issued for distribution reinvested	162
Shares redeemed	(8,750)
Net decrease in common shares	(8,588)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

For the Six Months Ended December 31,
2022
Cash flows from operating activities
Net loss	$(81,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,175
Amortization of intangible lease liabilities	(743)
Amortization of deferred financing costs	67
Paid-in-kind interest ($844 with related parties)	(2,872)
Realized (gain) loss	2,323
Net change in unrealized (gain) loss on investments held at fair value ($(57,847) with related parties)	92,031
Equity in losses of unconsolidated ventures ($(1,935) with related parties)	2,257
Distributions of earnings from unconsolidated ventures ($277 with related parties)	2,418
Cash paid for life settlement premiums	(2,576)
Changes in operating assets and liabilities
Deferred tax asset	(2,247)
Income tax payable	10,720
Real estate taxes payable	(2,069)
Other operating assets	606
Other operating liabilities	5,914
Net cash provided by operating activities	31,431

Cash flows from investing activities
Distributions from CLO investments	18,105
Proceeds from sale of investments	14,246
Purchases of investments	(11,276)
Contributions to equity method investments	(1,382)
Additions to consolidated real estate investments	(5,966)
Acquisitions of consolidated real estate investments	(26,500)
Purchases of life settlement policies	(8,700)
Proceeds from life settlement policy maturities	7,055
Net cash used in investing activities	(14,418)

Cash flows from financing activities
Proceeds received from notes payable	13,250
Mortgage payments	(1,181)
Prime brokerage borrowing	9,543
Credit facilities payments	(12,500)
Prime brokerage payments	(14,410)
Deferred financing costs paid	(379)
Dividends paid to preferred shareholders	(2,310)

Dividends paid to common shareholders	(11,153)
Net cash used in financing activities	(19,140)

Net decrease in cash, cash equivalents and restricted cash	(2,127)
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	50,776
Cash, cash equivalents and restricted cash, end of period	$48,649

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,284
Income tax paid	$1,501
Supplemental Disclosure of Noncash Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	$3,883
Fair value assets acquired from the contribution of equity method investments*	$62,510

*For more information about this transaction, refer to Note 9. Equity Method Investments—NexPoint Storage Partners Operating Company, LLC
.
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Predecessor Basis)
(in thousands)

For the Six Months Ended June 30,
2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$126,834

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investment securities from unaffiliated issuers	(350,369)
Purchases of investment securities from affiliated issuers	(105,674)
Proceeds from the disposition of investment securities from unaffiliated issuers	428,007
Proceeds from the disposition of investment securities from affiliated issuers	2,135
Purchases of securities sold short	(177)
Amortization (accretion) of premiums	(171)
Net realized (gain) loss on investments from unaffiliated issuers	(28,893)
Net realized (gain) loss on securities sold short	(253)
Net change in unrealized depreciation on unaffiliated investments	43,752
Net change in unrealized appreciation on investments in affiliated investments	(76,346)
Changes in operating assets and liabilities
Dividends and interest receivable	741
Due from custodian	192
Prepaid expenses and other assets	(1,583)
Reclaim receivable	1,250
Foreign tax reclaim receivable	(1,274)
Due to broker	(1,695)
Payable for administrative fees	(11)
Payable for investment advisory fees	49
Due to custodian	(110)
Payable for interest expense and commitment fees	82
Accrued expenses and other liabilities	(150)
Net cash provided by operating activities	36,336

Cash flows from financing activities:
Payments on notes payable	(26,500)
Distributions paid in cash	(9,714)
Proceeds from shares sold	1,288
Proceeds from dividend reinvestment	(44)
Net cash used in financing activities	(34,970)
Net increase in cash	1,366

Cash, cash equivalents and restricted cash:
Beginning of period	2,678
End of period	$4,044

Supplemental disclosure of cash flow information
Reinvestment of distributions	$1,425
Cash paid during the period for interest expense and commitment fees	$614
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Predecessor Basis)
(in thousands)

For the Year Ended December 31,
2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$245,455

Adjustments to reconcile increase in net assets to net cash provided by operating activities:
Purchases of investment securities from unaffiliated issuers	(690,913)
Purchases of investment securities from affiliated issuers	(438,578)
Proceeds from the disposition of investment securities from unaffiliated issues	745,929
Proceeds from the disposition of investment securities from affiliated issues	305,977
Proceeds from return of capital of investment securities from affiliated issues	52,310
Purchases of securities sold short	(414)
Amortization/(accretion) of premiums	(490)
Net realized (gain)/loss on unaffiliated issuers	42,530
Net realized (gain)/loss on affiliated issuers	(458)
Net realized (gain)/loss on securities sold short	(351)
Net change in unrealized depreciation on unaffiliated investments	(41,129)
Net change in unrealized depreciation on investments in affiliated investments	(175,495)
Changes in operating assets and liabilities
Dividends and interest receivable	202
Due from custodian	(192)
Prepaid expenses and other assets	743
Reclaim Receivable	(1,250)
Due to broker	(5,687)
Payable for admin fees	2
Payable for audit fees	(391)
Payable for investment advisory fees	103
Due to custodian	110
Payable for interest expense and commitment fees	60
Accrued expenses and other liabilities	(7)
Net cash flow provided by operating activities	38,066

Cash flows from financing activities:
Proceeds from issuance of cumulative preferred shares	83,252
Payments on notes payable	(2,500)
Distributions paid in cash	(20,070)
Payments on shares redeemed	(105,002)
Proceeds from shares sold	(72)
Net cash flow used in financing activities	(44,392)
Net decrease in cash	(6,326)

Cash, cash equivalents, foreign currency and restricted cash:

Beginning of period	9,004
End of period	$2,678

Supplemental disclosure of cash flow information
Reinvestment of distributions	$2,131
Cash paid during the period for interest expense and commitment fees	$2,371
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a "REIT"). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of December 31, 2022, there were 2,000 OP Units outstanding, of which 100.0% were owned by the Company.
On July 1, 2022 (the “Deregistration Date”), the Securities and Exchange Commission (the “SEC”) issued an order pursuant to Section 8(f) of the Investment Company Act of 1940 (the “Investment Company Act”) declaring that the Company has ceased to be an investment company under the Investment Company Act (the “Deregistration Order”). The issuance of the Deregistration Order enables the Company to proceed with full implementation of its new business mandate to operate as a diversified REIT that focuses primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity (the “Business Change”).
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of December 31, 2022. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
2. Summary of Significant Accounting Policies
Basis of Accounting
Prior to the Deregistration Date, the Company was accounted for as an investment company in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services – Investment Companies, or the “Predecessor Basis.” Upon the Deregistration Order, the Company discontinued the use of the guidance in FASB ASC 946 and prospectively applied the guidance under generally accepted accounting principles in the United States (“GAAP”) required for companies that are not investment companies, or what we refer to as the “Successor Basis". As a result of these changes, our consolidated financial statements as of and for the six months ended December 31, 2022, are accounted for using the Successor Basis and are presented separately from our consolidated financial statements on the Predecessor Basis, as of and for the periods prior to the Deregistration Date. The fair value of the Company’s investments and consolidated operating properties as of the Deregistration Date became the new basis in accordance with FASB ASC 946. Due to this change, the Company reallocated these fair values to the assets and liabilities of operating properties.
The accompanying consolidated financial statements are presented in accordance with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared according to the rules and regulations of the SEC.
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2022, and December 31, 2021 (Predecessor Basis) and results of operations for the six months ended December 31, 2022, the six months ended June 30, 2022 (Predecessor Basis) and twelve months ended December 31, 2021 (Predecessor Basis) have been included. Such adjustments are normal and recurring in nature.
Principles of Consolidation
Upon the application for the historical cost accounting basis, the Company accounts for partnerships, joint ventures and other similar entities in which it holds an ownership interest in accordance with FASB ASC 810, Consolidation. The Company first evaluates whether each entity is a variable interest entity (“VIE”). Under the VIE model, the Company consolidates an entity when it has control to direct the activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, the Company consolidates an entity when it controls the entity through ownership of a majority voting interest.
The consolidated financial statements include the accounts of the Company and its subsidiaries, including the OP and its subsidiaries. The Company’s sole significant asset is its investment in the OP, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the OP.
Purchase Price Allocation
Upon acquisition of a property considered to be an asset acquisition, the purchase price and related acquisition costs (“total consideration”) are allocated to land, buildings, improvements, furniture, fixtures, and equipment, and intangible lease assets and liabilities in accordance with FASB ASC 805, Business Combinations.
The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) (see Note 10), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.
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

Fair Value Measurements
Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurement and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):
•Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
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
Valuation of Investments
As of December 31, 2022, the Company’s fair valued investments consisted of senior loans, corporate bonds, collateralized loan obligations ("CLOs"), convertible notes, common stocks, rights, warrants, life settlement contracts, LP interests and LLC interests. The fair value of the Company’s senior loans, bonds, and CLOs are generally based on quotes received from brokers or independent pricing services. Senior loans, bonds, and CLOs with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Senior loans, bonds, and CLOs that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. The Company has elected for certain of the equity method investments to be measured using fair value.
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
Impairment
Real estate assets and equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. The Company recognizes its share of the investee's comprehensive income or loss for equity method investments. If the investee is loss-making, the Company recognizes its share of the losses until its equity interest is reduced to zero. As of December 31, 2022, the Company has not recorded any impairment on its real estate assets.
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net real estate liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2022, there are no properties held for sale.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code"), effective for our taxable year ended December 31, 2021. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least

90% of its “REIT taxable income,” as defined by the Code, to its shareholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes.
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2022, the Company believes it is in compliance with all applicable REIT requirements.
The Company has recorded a current income tax expense of $2.0 million for the six months ended June 30, 2022 and $10.7 million associated with the TRSs for the six months ended December 31, 2022, which is largely driven by income from the Company’s legacy CLO investments. The tax expense is partially offset by removing the valuation allowance on a deferred tax asset of $2.2 million and increased by a 2021 return-to-provision adjustment of $1.5 million for a net expense of $12.0 million for the twelve months ended December 31, 2022, that is recorded on the Consolidated Statement of Operations.
The Company evaluates the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of December 31, 2022 and to the knowledge of the Company, the Company has no examinations in progress and none are expected at this time.
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
The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2022. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statement of operations and comprehensive income (loss). The Company has not recorded any uncertain tax positions for the six months ended June 30, 2022 or six months ended December 31, 2022.

Deferred Tax Assets
As of December 31, 2022, significant components of the net deferred tax assets (“DTA”) of the Company's TRSs were as follows (in thousands):

Deferred Tax Asset
Capital loss carryover from December 31, 2021	$2,050
Capital loss carryover utilized in 2022	(1,924)
Net operating loss carryover from December 31, 2021	590
Net operating loss carryover utilized in 2022	(119)
Unrealized tax loss on investments	16,677
Total deferred tax assets	$17,274
Valuation allowance	(15,027)
Net deferred tax asset	$2,247
The Company may not offset tax assets or liabilities from one TRS with those of another TRS. NHF TRS, LLC, one of the Company's TRSs, is estimated to generate a net taxable capital gain of $16.4 million for the six months ended December 31, 2022. The Company believes it is more likely than not that it will be able to harvest capital losses within this TRS during the three succeeding taxable years to be eligible for a capital loss carryback refund claim and has therefore not applied a valuation allowance to the extent of the expected future refund claim. As such, the Company has recorded a valuation allowance of $15.0 million against the Company’s gross deferred tax assets to arrive at a net DTA of $3.4 million to reflect the expected tax benefit associated with the unrealized tax losses at this TRS. NREO TRS, LLC ("NREO TRS"), one of the Company's TRSs, has an estimated net operating loss balance of $2.2 million as of December 31, 2022 that does not have an expiration date as well as an estimated $0.6 million capital loss balance as of December 31, 2022, that will expire if not utilized within the succeeding five taxable years. The Company believes that it will be able to fully utilize the tax assets from NREO TRS and has not therefore applied a valuation allowance to the $0.6 million DTA generated by this TRS.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents cash deposited in accounts related to security deposits, property taxes, insurance premiums and deductibles and other lender-required escrows. Amounts deposited in the reserve accounts associated with the loans can only be used as provided for in the respective loan agreements, and security deposits held pursuant to lease agreements are required to be segregated.
Income Recognition
Rental Income – The Company has made several investments in direct real estate. The primary operations of these direct real estate investments consist of rental income earned from its tenants under lease agreements. Rental income is recognized on the straight-line method over the related terms of the leases. Tenant and resident reimbursements and other income consist of charges billed to tenants for utilities, administrative, application and other fees and are recognized when earned which is included in rental income in the accompanying consolidated statements of operations.
In July 2018, the FASB issued Accounting Standards Update (“ASU") 2018-11, Leases – Targeted Improvements (“ASU 2018-11”), which provides entities with relief from the costs of implementing certain aspects of ASU 2016-02. ASU 2018-11 provides a practical expedient that allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. The Company implemented the provisions of ASU 2018-11 and 2016-02, collectively Topic 842 Leases, effective July 1, 2022. The Company presents leases in the Consolidated Statements of Operations and began presenting all rentals and reimbursements from tenants as a single line item within rental income.

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
Dividend Income – Dividends and other corporate actions are recorded on the ex-dividend date except for certain foreign corporate actions, which are recorded as soon after ex-dividend date as such information becomes available and is verified.
Realized Gain (Loss) on Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its consolidated statement of operations on both the Successor and Predecessor basis with respect to the investment sold at the time of the sale.
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
Property operating expenses - Property operating expenses include property maintenance costs, salary and employee benefit costs, utilities, casualty-related expenses and recoveries and other property operating costs.
Property management fees - Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 14 to our consolidated financial statements).
Real estate taxes and insurance - Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost of commercial, general liability, and other needed insurance for each property
Advisory and administrative fees - Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 14 to our consolidated financial statements).
Property general and administrative expense - Property general and administrative expenses include the costs of marketing, professional fees, general office supplies, and other administrative related costs of each property.
Corporate general and administrative expenses - Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Corporate general and administrative expenses and the advisory and administrative fees paid to our Adviser will not exceed 1.5% of Managed Assets (as defined below) per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap (as defined below). The Expense Cap does not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive certain advisory and administrative fees otherwise due. If advisory and administrative fees are waived in a period, the waived fees for that period are considered to be waived permanently and the Adviser may not be reimbursed in the future.
Conversion expense - Conversion expenses include the costs of the Business Change in conjunction with the Deregistration Order, which primarily include legal fees and other fees in preparation of the conversion.
Depreciation and amortization - Depreciation and amortization costs primarily include depreciation of our properties and amortization of leases or expenses.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Investments
The Company holds investments in publicly traded companies and privately held entities primarily involved in the life science, multifamily, self-storage, single-family rental, mortgage lending, and hospitality industries. Each investment is evaluated to determine whether the Company has the ability to exercise significant influence, but not control, over an investee. Investments are evaluated in which Company ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that the Company has this ability. For our investments in limited partnerships and functional equivalents that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to the Company’s ownership interest, the Company also considers whether it has a board seat or whether it participates in the policy-making process, among other criteria, to determine if we have an ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, but we do not control, we account for the investment under the equity method of accounting, as described below.
Investments that qualify for the equity method of accounting – Under the equity method of accounting, the Company initially recognizes its investment at cost and subsequently adjusts the carrying amount of the investments for its share of earnings and losses reported by the investee, distributions received, and other-than-temporary impairments. The Company has elected the fair value option for several of its investments that would otherwise be accounted for under the equity method (See Note 10). Distributions from these investments are accounted for as Interest and Dividend income and mark-to-market gains and losses are included in Change in Unrealized Gains/(Losses) on the consolidated Statement of Operations. For more information about the Company’s investments accounted for under the equity method, refer to Note 8 – Equity Method Investments. The Company has elected for certain of the equity method investments to be measured using fair value.
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
Investments in publicly traded companies – Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value classified in change in unrealized gain (loss) in our consolidated statement of operations. The fair values of our investments in publicly traded companies are determined based on sales prices or quotes available on securities exchanges.
Investments in privately held companies – Our investments in privately held entities without readily determinable fair values consist of (i) investments in privately held entities that report NAV per share and (ii) investments in privately held entities that do not report NAV per share. These investments are accounted for as follows:
Investments in privately held entities that report NAV per share – Investments in privately held entities that elect the fair value option that report NAV per share, such as our privately held investments in limited partnerships, are presented at fair value using NAV, with changes in fair value recognized in net income. We use NAV per share reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date.
Investments in privately held entities that do not report NAV per share – Investments in privately held entities that do not report NAV per share are accounted for using a valuation technique described further in Note 10 - Fair Value of Derivatives and Financial Instruments.

Impairment evaluation of equity method investments – We monitor equity method investments not reported at fair value for indicators that a decrease in the value of the investment has occurred that is other than temporary. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.
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

3. Business Change
As discussed in Note 1 and Note 2, on the Deregistration Date, the SEC issued an order pursuant to Section 8(f) of the Investment Company Act declaring that the Company has ceased to be an investment company under the Investment Company Act. The issuance of the Deregistration Order enables the Company to proceed with full implementation of the Business Change. Upon the Deregistration Order, the Company discontinued the use of guidance in FASB ASC 946. To effectuate this change, the fair values of the Company’s investments became the July 1, 2022 cost basis. The change also required the consolidation of several investments that were previously not required to be consolidated under FASB ASC 946. The table below illustrates the changes from the June 30, 2022 balance sheet using the Predecessor Basis and the July 1, 2022 opening balance sheet using the Successor Basis (dollars in thousands).

	June 30, 2022	Difference		July 1, 2022
	(Predecessor Basis)			(Successor Basis)
ASSETS:
Consolidated Real Estate Investments
Land	$—	$21,208	(1)	$21,208
Buildings and improvements	—	158,304	(1)	158,304
Intangible lease assets	—	10,979	(1)	10,979
Construction in progress	—	46,052	(1)	46,052
Furniture, fixtures, and equipment	—	349	(1)	349
Total Consolidated Real Estate Investments	—	236,892		236,892
Investments, at fair value	1,129,544	(324,927)	(2)	804,617
Equity method investments	—	143,264	(3)	143,264
Life insurance policies, at fair value	—	56,440	(2)	56,440
Cash and cash equivalents	4,044	12,092	(1)	16,136
Restricted cash	—	34,640	(1)	34,640
Accounts receivable, net	—	4,849	(1)	4,849
Accrued interest and dividends	172	2,644	(1)	2,816
Prepaid and other assets	3,896	2,479	(1)	6,375
TOTAL ASSETS	$1,137,656	$168,373		$1,306,029

Liabilities:
Mortgages payable, net	$—	$145,908	(1)	$145,908
Notes payable, net	16,000	7,500	(1)	23,500
Prime brokerage borrowing	7,492	—		7,492
Accounts payable and other accrued liabilities	1,296	2,026	(1)	3,322
Accrued real estate taxes payable	—	2,323	(1)	2,323
Accrued interest payable	—	639	(1)	639
Security deposit liability	—	434	(1)	434
Prepaid rents	—	1,845	(1)	1,845
Intangible lease liabilities	—	6,770	(1)	6,770
Due to affiliates	—	928	(1)	928
Total Liabilities	24,788	168,373		193,161

Series A cumulative preferred shares, net of deferred financing costs	83,252	(83,252)	(4)	—

Stockholders' Equity:
Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	—	3		3
Common shares, $0.001 par value: unlimited shares authorized; 37,171,807 shares issued and outstanding	37	—		37
Additional paid-in capital	916,596	83,249	(4)	999,845
Accumulated earnings less dividends	112,983	—		112,983
Total Stockholders' Equity	1,029,616	83,252		1,112,868
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,137,656	$168,373		$1,306,029
(1)Change due to consolidation of subsidiaries that were previously accounted for at fair value.
(2)Change due to investments that were previously accounted for at fair value being consolidated or accounted for using the equity method.
(3)Change due to applying the equity method to investments that were previously carried at fair value. See Note 9 for more information on the Company's equity method investments.

(4)The mandatory redemption feature of the Series A Preferred Shares (defined below) expired on the Deregistration Date. As such, the Series A Preferred Shares are now accounted for as a component permanent equity.
4. Investments in Real Estate Subsidiaries
The Company conducts its operations through the OP, which owns several real estate properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any VIEs where it is the primary beneficiary. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.
As of December 31, 2022, the Company, through the OP, owned four properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of December 31, 2022:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	December 31, 2022
White Rock Center		Dallas, Texas	2013	100%
5916 W Loop 289		Lubbock, Texas	2013	100%
Cityplace Tower		Dallas, Texas	2018	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022	100%

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.

5. Real Estate Investments Statistics
As of December 31, 2022, the Company was invested in two retail properties and one office and hospitality property (excluding investments in undeveloped land), as listed below:

					Average Effective Monthly Occupied Rent Per Square Foot *(1) as of	% Occupied *(2) as of
Property Name	Rentable Square Footage* (in thousands)	Property Type		Date Acquired	December 31, 2022	December 31, 2022
White Rock Center	82,793	Retail		6/13/2013	$1.50	66.5%
5916 W Loop 289	30,140	Retail		7/23/2013	$0.40	100.0%
Cityplace Tower	1,353,087	Office & Hospitality	(3)	8/15/2018	$2.10	32.9%
	1,466,020
*    Information is unaudited.
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of December 31, 2022, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of December 31, 2022.
(2)Percent occupied is calculated as the rentable square footage occupied as of December 31, 2022, divided by the total rentable square footage, expressed as a percentage.

(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of December 31, 2022.
6. Consolidated Real Estate Investments
As of December 31, 2022, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated balance sheet, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,314	$1,921	$(101)	$—	$5	$13,454
5916 W Loop 289	1,081	2,939	—	—	—	—	4,020
Cityplace Tower	18,812	161,216	9,058	(6,669)	39,731	349	222,497
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	26,500
	47,708	174,469	10,979	(6,770)	39,731	354	266,471
Accumulated depreciation and amortization	—	(4,114)	(2,863)	743	—	(181)	(6,415)
Total Operating Properties	$47,708	$170,355	$8,116	$(6,027)	$39,731	$173	$260,056
Depreciation expense was $4.3 million for the six months ended December 31, 2022. Amortization expense related to the Company’s intangible lease assets was $2.9 million and $0.7 million for the Company’s intangible lease liabilities for the six months ended December 31, 2022. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.6 million for the six months ended December 31, 2022.
Acquisitions
On August 9, 2022, the Company purchased undeveloped land in Plano, Texas through a wholly owned SPE, as detailed in the table below (dollars in thousands). The details of the Company’s acquisitions held by SPEs the Company consolidates for the six months ended December 31, 2022 were as follows (dollars in thousands):

Investment Property	Location	Property Type	Date of Acquisition	Purchase Price	Debt	Effective Ownership
NexPoint Dominion Land, LLC	Plano, Texas	Land	August 9, 2022	$26,500	$13,250	100%
7. Debt
Cityplace Debt
The Company has debt on its office and hospitality real estate property. The debt is limited recourse to the Company and encumbers the property. The debt had an original maturity of September 8, 2022, and the Company has deferred the maturity date with the lender to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics are met. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $144.7 million principal balance outstanding as of December 31, 2022, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. The below table contains summary information related to the mortgages payable (dollars in thousands):

	Outstanding principal as of December 31, 2022	Interest Rate	Maturity Date (1)
Note A-1	$102,795	6.47%	5/8/2023
Note A-2	22,486	10.47%	5/8/2023
Note B-1	12,940	6.47%	5/8/2023
Note B-2	3,212	10.47%	5/8/2023
Mezzanine Note 1	2,831	10.47%	5/8/2023
Mezzanine Note 2	404	10.47%	5/8/2023
Mortgages payable	144,668
Deferred financing costs, net	(254)
Mortgages payable, net	$144,414
(1)If certain extension conditions are met based on the terms in the loan agreement, the maturity date will be extended to September 8, 2023.
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 7.3% as of December 31, 2022.
The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2022, the Company believes it is in compliance with all covenants.
Notes Payable
On August 9, 2022, the Company borrowed approximately $13.3 million from the seller, Gabriel Legacy, LLC to finance its acquisition of 21.5 acres of land in Plano, Texas held through NexPoint Dominion Land, LLC, a wholly owned subsidiary of the OP. Due to the short term nature of the note, the fair value of the note is approximately the outstanding balance. The note bears interest at an annual rate equal to the WSJ Prime Rate and matures on August 8, 2025.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. As of December 31, 2022, the Credit Facility, as amended, bore interest at the one-month London Inter-Bank Offered Rate ("LIBOR") plus 3.50% and matures on November 6, 2023. On March 6, 2023, the interest rate on the Credit Facility increased to one-month LIBOR plus 4.25%. The Company paid down $10.0 million on the Credit Facility during the year ended December 31, 2021. During the twelve months ended December 31, 2022, the Company paid down $9.0 million on the Credit Facility. As of December 31, 2022, the Credit Facility had an outstanding balance of $11.0 million. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. Management believes that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
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

Prime Brokerage Borrowing
As of October 4, 2022, the Company paid down all outstanding borrowings through its prime brokerage account with Merrill Lynch Professional Clearing Corp. Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company. The Company from time to time borrows against the value of these securities. As of December 31, 2022, the Company had a margin balance of approximately $2.6 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $19.6 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the floating interest rate nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2022 are as follows (in thousands):

	Mortgages Payable	Notes Payable	Total
2023	$144,668	$11,000	$155,668
2024	—	—	—
2025	—	13,250	13,250
2026	—	—	—
2027	—	—	—
Thereafter	—	—	—
Total	$144,668	$24,250	$168,918
8. Variable Interest Entities
Consolidated VIEs
At each reporting period, the Company reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
As of December 31, 2022, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of December 31, 2022	Relationship as of December 31, 2022
Unconsolidated Entities:
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	16.1%	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.1%	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	30.5%	VIE
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.1%	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	VIE
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%	VIE
IQHQ Holdings, LP	LP interest	Life science	1.2%	VIE

9. Equity Method Investments
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

Below is a summary of the Company’s equity method investments as of December 31, 2022 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$13,013		$—	$13,013	$(217)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	27,136		21,334	5,802	(227)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,272		7,466	(194)	280
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		10,923		8,751	2,172	665
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
					$70,656		$49,863	$20,793	$501
Below is a summary of the Company's investments that qualify for equity method accounting but the Company has elected to account for using the fair value option. Amounts are included in "investments, at fair value" on the consolidated balance sheet.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	16.1%	(7)	77,370	(6)
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.3%	(7)	33,369	(6)
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.1%	(7)	169,661	(6)
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.1%	(3)	103,695	(6)
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	30.5%		$56,505	(6)
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	31.0%		$53,480	(6)
NexPoint Hospitality Trust	Common stock	Hospitality	45.4%		$27,685	(6)
LLV Holdco, LLC	LLC interest	Land	26.8%		4,331	(6)
					$526,096
(1)Represents the Company’s percentage share of net assets of the investee per the investee’s books and records.
(2)Represents the difference between the basis at which the investments in unconsolidated ventures are carried by the Company and the Company's proportionate share of the equity method investee's net assets. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of equity in earnings of the joint venture.
(3)The Company owns greater than 50% of the outstanding common equity but is not deemed by the Company to be the primary beneficiary (for a VIE) or have a controlling financial interest of the investee and as such, accounts for the investee using the equity method.
(4)The Company owns 100% of Las Vegas Land Owner, LLC which owns 77% of a joint venture that owns an 8.5 acre tract of land (the "Tivoli North Property") as described below. Through the TIC (as defined below), the Company shares control and as such accounts for this investment using the equity method.
(5)The Company has a 50% non-controlling interest in Claymore Holdings, LLC (“Claymore”) and Allenby, LLC, (“Allenby”). The Company has determined it is not the primary beneficiary and does not consolidate these entities.
(6)The Company has elected the fair value option with respect to these investments. The basis in these investments is their December 31, 2022 fair value.
(7)The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of the investee or its parent and as such, accounts for the investee using the equity method.
Sandstone
On May 29, 2015, the Company, via a wholly owned subsidiary, invested $12 million in Sandstone Pasadena Apartments, LLC ("Sandstone"), which beneficially owns a 696-unit multifamily property (the “Ashmore”) located in Pasadena, TX. This contribution by the Company gave it an initial ownership percentage of 83.3%. Sandstone and the Ashmore are managed by Knightvest 2015, LLC (the “Sandstone Manager”). The LLC agreement of Sandstone vests the Sandstone Manager with the exclusive right, power, authority and discretion in conducting the business of Sandstone, subject to certain exceptions. Since the Company does not have a controlling financial interest, it does not consolidate Sandstone and therefore uses the equity method of accounting. Per the Sandstone organizational documents, the Company was entitled to a return on unreturned equity of 10%, which compounded annually. There was a capital event in 2018 which led to a full return of the Company’s and the other member’s equity in Sandstone. This triggered a change in the distribution-sharing percentage, which is now effectively 50% for the Company. The Sandstone Manager determines the monthly distributions at their discretion. As of December 31, 2022, the Company still maintains 50% ownership of Sandstone.
Marriott Uptown
On June 8, 2018, the Company, through a subsidiary, initially invested amounts in exchange for which it received an approximately 85% interest in AM Uptown Hotel, LLC, (“AM Uptown”) which beneficially owns a 255-key upscale hotel (the “Marriott Uptown”) located in Dallas, Texas. AM Uptown appointed Alamo Manhattan Properties, LLC (“Alamo Manhattan”) as the manager to manage and operate the Marriott Uptown. The management, control and direction of AM Uptown and its operations, business and affairs is vested exclusively in Alamo Manhattan, which has the right, power, and authority, acting solely by itself to carry out all the purposes of AM Uptown. The Company does not participate in the management, control, or direction of AM Uptown’s operations, business, or affairs and has no kickout rights over Alamo Manhattan. Since the Company does not have a controlling financial interest, it does not consolidate AM Uptown and therefore uses the equity method of accounting. As of December 31, 2022, the Company maintains 60% ownership interest of AM Uptown due to previous capital events that triggered a change in the distribution-sharing percentage and ownership percentage.
SFR WLIF III
On July 11, 2019, the Company initially invested amounts in exchange for which it received an approximately 20% interest in SFR WLIF III, LLC, an SPE designed to hold an investment in debt issued to VineBrook Homes Operating Partnership, L.P. (the "VB OP"), an entity that manages single family rental properties, whose parent is advised by an affiliate of the Adviser. The loan to the VB OP bears interest at 1-month LIBOR plus 155 basis points, matures on December 1, 2025, and has an outstanding principal balance of $241.2 million. SFR WLIF III, LLC is managed, directly or indirectly, by an affiliate of the Adviser. As the Company does not have a controlling financial interest in this entity, it is accounted for as an equity method investment.

Tivoli
On March 30, 2022, the Company invested in Las Vegas Land Owner, LLC ("Tivoli"), a joint venture that owns the Tivoli North Property, comprised of an 8.5-acre tract of land, upon which site Tivoli plans to develop a 300-unit multifamily apartment community directly adjacent to Tivoli Village, a high-end mixed-use center in Las Vegas, Clark County, Nevada. On August 8, 2022 the joint venture was restructured to a tenants-in-common arrangement (the "TIC"). Post restructure, the Company owns 100% of Tivoli, and Tivoli owns 77% of the underlying land investment. Members of the TIC must unanimously agree on certain major decisions regarding the underlying investment giving the Company shared control, and as such, the Company accounts for the TIC investment using the equity method.
Perilune
The Company is a 16.4% member of Perilune Aero Equity Holdings One, LLC ("Perilune"). Perilune is a pooled investment vehicle created to finance, acquire, lease and/or sell two aircraft through subordinated or other lending arrangements and/or direct or indirect equity investments. Due to the timing of the receipt of financial statements from Perilune, the Company applies up to a 90 day lag reporting for this investment. In instances where the timing of the receipt of financial statements exceeds the 90 day window, earnings for the period are estimated. Since Perilune is a partnership-like LLC, and the Company holds more than an insignificant ownership percentage but not a controlling financial interest, the investment is accounted for using the equity method.
Claymore and Allenby
The Company owns noncontrolling interests in two LLCs, Claymore and Allenby, created to hold litigation claims. The probability, timing, and potential amount of recovery, if any, are unknown as of December 31, 2022. Since the Company does not have controlling financial interests in these entities, they are accounted for as equity method investments.
NexPoint Real Estate Finance Operating Partnership, L.P.
In February 2020, the Company contributed assets to certain subsidiaries of the then-newly formed NexPoint Real Estate Finance Operating Partnership, L.P. (the "NREF OP"), the operating partnership of a publicly traded mortgage REIT, in exchange for equity in those subsidiaries. The equity in the subsidiaries owned by the Company, including additional equity received upon receipt of liquidating distributions from other vehicles that contributed to the NREF OP, was subsequently contributed to the Company's wholly owned subsidiary NexPoint Real Estate Opportunities, LLC ("NREO") and redeemed for limited partnership units in the NREF OP. The NREF OP is the operating partnership of NexPoint Real Estate Finance, Inc. ("NREF"), a public mortgage REIT managed by an affiliate of the Adviser. The Company, through NREO, owns approximately 16.1% of the common units of limited partnership of the NREF OP ("NREF OP Units"), and is not considered the primary beneficiary. The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of NREF and as such, the investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint Real Estate Finance, Inc.
On December 23, 2022, the Company, through NREO, redeemed 2,100,000 NREF OP Units for 2,100,000 shares of common stock of NREF. The Company, through NREO owns approximately 12.3%, of NREF’s common stock. The Company owns less than 20% of the investee and does not have a controlling financial interest but has significant influence due to members of the management team serving on the board of the investee, and as such, the investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
VineBrook Homes Operating Partnership, L.P.
On November 1, 2018, the Company through NREO contributed $70.7 million to the VB OP in exchange for limited partnership units. The VB OP is the operating partnership of VineBrook Homes Trust ("VineBrook"), a private single-family rental REIT managed by an affiliate of the Adviser. The Company, through NREO, owns approximately 11.1% of the common units of VB OP as of December 31, 2022 and is not considered the primary beneficiary. The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of

VineBrook and as such, the investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint Storage Partners, Inc.
In November 2020, the Company’s preferred stock investment in Jernigan Capital, Inc. was converted into common shares of NexPoint Storage Partners, Inc. ("NSP") as part of a transaction where affiliates of the Adviser took Jernigan Capital, Inc. private. NSP is a privately owned self-storage REIT. As of December 31, 2022, the Company owns 53.1% of the outstanding common stock of NSP. The Company has determined that it is not the primary beneficiary of NSP. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint Storage Partners Operating Company, LLC.
On December 8, 2022, the Company, through NREO, contributed all of its interests in the joint ventures (the "SAFStor Ventures") with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for 47,064 newly created Class B Units of the NSP OC. The NSP OC is the operating company of NSP. As of December 31, 2022, the Company owns approximately 30.5% of the outstanding combined classes of common units of the NSP OC (the “NSP OC Common Units") and is not the primary beneficiary, and as such, the investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint SFR Operating Partnership, L.P.
On June 8, 2022, the Company, directly or through one or more subsidiaries, contributed $25.0 million to the newly formed NexPoint SFR Operating Partnership, L.P. (the "SFR OP") in exchange for common units of the SFR OP (the “SFR OP Units"). Additionally, on June 8, 2022, the Company, directly or through one or more subsidiaries, loaned $25.0 million to the SFR OP in exchange for $25.0 million of 7.50% convertible notes of the SFR OP (the “SFR OP Convertible Notes") that are interest only during the term and mature on June 30, 2027. The SFR OP is a subsidiary of NexPoint Homes Trust, Inc., a single-family rental REIT managed by an affiliate of the Adviser. Subsequent to June 8, 2022 and before December 31, 2022, the Company, directly or through one or more subsidiaries, contributed approximately an additional $27.5 million to the SFR OP in exchange for SFR OP Units. Subsequent to June 8, 2022 and through December 31, 2022, the Company, directly or through one or more subsidiaries, contributed approximately an additional $1.0 million to the SFR OP in exchange for SFR OP Units through distribution reinvestments. Additionally, subsequent to June 8, 2022 and before December 31, 2022, the Company, directly or through one or more subsidiaries, loaned an additional $5.0 million to the SFR OP in exchange for $5.0 million of SFR OP Convertible Notes. As of December 31, 2022, the Company, owns approximately 31.0% of the outstanding units of SFR OP and does not have a controlling financial interest. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint Hospitality Trust
As of December 31, 2022, the Company owns 45.4% of the outstanding common stock of NexPoint Hospitality Trust ("NHT")and does not have a controlling financial interest. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option. NHT is a publicly traded hospitality REIT that owns 11 properties located throughout the United States. NHT is managed by an affiliate of the Adviser. NHT is listed on the TSX Venture Exchange under the ticker NHT.U.
LLV Holdco, LLC
As of December 31, 2022, the Company owns approximately 26.8% of the series A and B equity units of LLV Holdco, LLC (“LLV”) and does not have a controlling financial interest. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option. Additionally, the Company owns 12,127,369 par of LLV's senior revolving loan maturing December 31, 2023 and paying interest at a fixed rate of 5% per annum. LLV specializes in managing real estate assets, which are ultimately sold to both residential and commercial developers. LLV owns approximately 300 gross acres of undeveloped land, of which 115 acres are developable near Lake Las Vegas in Henderson, Nevada.

Significant Equity Method Investments
The table below presents the unaudited summary balance sheets for the Company’s significant equity method investments as of December 31, 2022 (dollars in thousands). NREF, NSP and VineBrook do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities. As such, only the financial information for NREF, NSP and VineBrook are presented below.

	NREF	VineBrook	NSP

ASSETS
Investments	$7,886,370	$2,500	$—
Real estate assets	245,222	3,568,567	1,310,059
Cash and cash equivalents	17,671	114,749	14,665
Other assets	3,011	150,921	174,952
TOTAL ASSETS	$8,152,274	$3,836,737	$1,499,676

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt	$1,345,101	$2,601,229	$902,659
Other liabilities	6,264,026	131,993	391,356
Total Liabilities	$7,609,127	$2,733,222	$1,294,015

Redeemable noncontrolling interests in the operating company	97,567	475,281	205,114
Noncontrolling interests in consolidated VIEs	$—	$6,906	$4,035
Total Shareholders' Equity	445,580	621,328	(3,488)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,152,274	$3,836,737	$1,499,676
The table below presents the unaudited summary statement of operations for the year ended December 31, 2022 for the Company’s significant equity method investments (dollars in thousands).

	NREF	VineBrook	NSP

Revenues
Rental income	$11,116	$262,433	$74,639
Net interest income	37,733	—	6,125
Other income	—	6,898	4,119
Total revenues	$48,849	$269,331	$84,883

Expenses
Total expenses	20,044	319,835	85,340

Gain (loss) on sales of real estate	$—	$(519)	$(1,406)
Other income (expense)	(14,591)	1,361	(77,408)
Unrealized gain (loss) on derivatives	—	52,833	—
Total comprehensive income (loss)	$14,214	$3,171	$(79,271)

10. Fair Value of Derivatives and Financial Instruments
Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):
•Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
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
As of December 31, 2022, the Company’s fair valued investments consisted of senior loans, corporate bonds, CLOs, convertible notes, common stocks, rights, warrants, life settlement contracts, LP interests and LLC interests. The fair value of the Company’s senior loans, bonds, and CLOs are generally based on quotes received from brokers or independent pricing services. Senior loans, bonds, and CLOs with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Senior loans, bonds, and CLOs that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available fair market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values the Company may ultimately realize. Further, such investments may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The table below summarizes the inputs used to value the Company’s assets carried at fair value on a recurring basis as of December 31, 2022 (in thousands):

		Fair Value
	Cost Basis	Level 1	Level 2	Level 3	Total
Assets
Bond	$17	$—	$20	$—	$20
CLO	34,958	—	563	6,412	6,975
Common stock	325,275	53,872	—	234,667	288,539
Convertible notes	54,802	—	—	50,828	50,828
Life settlement	64,267	—	—	67,711	67,711
LLC interest	66,492	—	—	60,836	60,836
LP interest	321,026	—	77,370	223,141	300,511
Rights and warrants	3,947	—	3,794	—	3,794
Senior loan	43,399	—	66	43,341	43,407
	$914,183	$53,872	$81,813	$686,936	$822,621

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the six months ended December 31, 2022 (in thousands):

	July 1, 2022	Contributions/ Purchases	Paid in- kind dividends	Redemptions/ Conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	December 31, 2022
Common Equity	$257,346	$3,363	$—	$—	$(443)	$—	$(25,599)	$234,667
Convertible Notes	51,858	2,784	160	—	—	—	(3,974)	50,828
Life settlement	56,440	11,276	—	(7,055)	—	3,489	3,561	67,711
LP Interests	227,309	5,780	—	(10,872)	—	113	811	223,141
CLO	52,500	—	—	—	(18,105)	—	(27,983)	6,412
LLC Interests	3,982	62,510	—	—	—	—	(5,656)	60,836
Senior Loans	40,997	443	2,048	(27)	—	(126)	6	43,341
Total	$690,432	$86,156	$2,208	$(17,954)	$(18,548)	$3,476	$(58,834)	$686,936

The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of December 31, 2022.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
CLO	Discounted Net Asset Value	Discount		70%			$6,412

Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.09%	-	$0.95%	(0.515%)	$234,667
		NAV / sh multiple	$1.10x	-	$1.45x	$(1.28)x
	Discounted Cash Flow	Discount Rate	8.63%	-	14.5%	(9.98)%
		Market Rent (per sqft)	$16	-	$58	$(23.38)
		RevPAR	$75	-	$189	$110.4
		Capitalization Rates	5.38%	-	9.25%	(8.4)%
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$841
		N/A	$25.31	-	$28	$(26.66)

Convertible Notes	Discounted Cash Flow	Discount Rate		8%			50,828

Life Settlement	Discounted Cash Flow	Discount Rate		14%			67,711
		Life Expectancy (Months)	12	-	196	74 Months

LLC Interest	Discounted Cash Flow	Discount Rate	8.75%	-	30%	(19.38)%	60,836
		Market Rent (per sqft)	$16	-	$58	$(23.38)
		Capitalization Rate		5.38%

LP Interest	Discounted Cash Flow	Discount Rate	6.4%	-	9.1%	(7.75)%	223,141
		Capitalization Rate	3.5%	-	6.8%	(5.15)%

	Recent Transaction	Cost Price per Share		$25

Senior Loan	Discounted Cash Flow	Discount Rate	11.5%	-	20%	(15.75)%	$43,341

Total							$686,936

11. Life Settlement Portfolio
The Company owns 100% of the outstanding equity and debt of Specialty Financial Products, Ltd. ("SFP"), an Ireland domiciled private company with limited liability and a Designated Activity Company. SFP was formed for the purpose of and at the proposal of NexAnnuity Asset Management, L.P. ("NexAnnuity"), an affiliate of the Adviser, entering into acquisitions of U.S. life settlement policies approved by NexAnnuity and funded by the issuance of debt securities, or the Structured Note purchased by the Company. SFP utilizes proceeds from maturing life settlement contracts to repay the Structured Note and to further invest in life settlement contracts. As the Company owns the outstanding equity of and Structured Note issued by SFP, the Company consolidates SFP in its entirety. The Company did not elect the fair value option for SFP as of December 31, 2022. SFP’s equity and the Structured Note are eliminated during consolidation and the financial assets held by SFP are measured at fair value.
As of December 31, 2022, the Company’s life settlement portfolio consists of the following (dollars in thousands):

Number of Policies	Face Value (Death Benefit)		Acquisition Cost		Premium Cost			Estimated Fair Value
Total	Range	Total	Range	Total	Range	Total		Range	Total

28	$1,500 -$15,000	$142,952	$350 - $3,895	$48,132	$0 - $580	$4,589	$0	$117 - $6,095	$67,711

Remaining Life Expectancy (in years)	Number	Face Value	Fair Value
0 - 1	2	$7,000	$5,950
1 - 2	2	7,350	4,774
2 - 3	5	19,061	11,393
3 - 4	8	51,351	27,648
4 - 5	3	17,100	7,978
Thereafter	8	41,090	9,968
Total	28	$142,952	$67,711
The premiums to be paid for each of the five succeeding calendar years to keep the life settlement contracts in force as of December 31, 2022, assuming no maturities occur in that period, are as follows (dollars in thousands):

Year	Premiums
2023	5,279
2024	5,769
2025	6,295
2026	7,011
2027	7,675
During the six months ended December 31, 2022, the Company purchased 3 policies with a combined face value of $28.0 million for $8.7 million, had 1 policy mature with an aggregate net death benefit of $7.0 million, and paid $2.6 million in premiums to keep the life settlement contracts in force.
12. Shareholders’ Equity
Common Shares
During the six months ended June 30, 2022, the Company issued 92,067 common shares pursuant to its dividend reinvestment plan that was terminated on July 1, 2022. No shares were issued during the six months ended December 31, 2022.

As of December 31, 2022, the Company had 37,171,807 common shares, par value $0.001 per share, issued and outstanding.
During the six months ended December 31, 2022, the Company paid distributions on its common shares on August 1, August 31, September 30 and December 30, 2022. For July, August and September, these distributions were paid in the amount of $0.05 per share. Beginning in October, the distribution was updated to $0.15 per share and payable quarterly.
Preferred Shares
On January 8, 2021, the Company issued 3,359,593 5.50% Series A Cumulative Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share ("Series A Preferred Shares") with an aggregate liquidation preference of approximately $84.0 million. The Series A Preferred Shares were issued as part of the consideration for an exchange offer for a portion of the Company’s common shares. The Series A Preferred Shares are callable beginning on December 15, 2023 at a price of $25 per share. The Company has the option to exercise the callable function of the preferred shares at the Company's discretion. As a result, these are included in permanent equity.
During the six months ended December 31, 2022, the Company declared distributions on its Series A Preferred Shares on September 1, 2022 and December 6, 2022, in the amount of $0.34375 per share, respectively. The Company sent funding to the transfer agent prior to September 30, 2022 and December 31, 2022, which were then paid to shareholders on September 30, 2022 and January 3, 2023.
Dividends on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.
13. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of the Company’s common shares outstanding. The Company currently does not have any dilutive instruments outstanding.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

For the Six Months ended December 31,
2022
Numerator for loss per share:
Net income (loss) attributable to common shareholders	$(83,883)

Denominator for loss per share:
Weighted average common shares outstanding	37,171,807
Denominator for basic and diluted loss per share	37,171,807

Loss per weighted average common share:
Basic	$(2.26)
Diluted	$(2.26)
14. Related Party Transactions
Advisory and Administration Services Fee
Prior to the Deregistration Date, the Company was party to an investment advisory agreement (the "Former Advisory Agreement") with an affiliate of the Adviser (the "Former Adviser") pursuant to which the Former Adviser provided investment advisory services to the Company and certain of its subsidiaries. The Company's contractual fee under the Former Advisory Agreement was an annual fee, payable monthly, in an amount equal to 1.00% an amount (the "Former Managed Assets”) equal to the total assets of the Company, including any form of investment leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the Company’s investment objectives and policies, and/or (iv) any other means. The Former Adviser was permitted to waive a portion of its fees.

Prior to the Deregistration Date, the Company was also party to an administration services agreement (the “Administration Services Agreement”) pursuant to which the Former Adviser previously performed administrative functions for us in connection with our operation as a closed-end investment company. For its services, the Former Adviser received an annual fee, payable monthly, in an amount equal to 0.20% of the average weekly value of the Former Managed Assets. For the six months ended June 30, 2022, the Company incurred fees under the Former Advisory Agreement and Former Administrative Services Agreement of $6.3 million prior to the Deregistration Date.
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
As of December 31, 2022, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets (defined below). The Advisory Agreement provides that the first portion of the monthly installment of the Advisory Fee shall be paid in cash up to $1.0 million and the remainder of the monthly installment of the Advisory Fee, if any, shall be paid in common shares of the Company, subject to certain restrictions related to maintaining the Company’s status as a REIT and compliance with federal securities laws and rules promulgated by the New York Stock Exchange. In addition, in no event will the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance. The number of common shares payable to the Adviser under the Advisory Agreement as a portion of the Advisory Fee shall equal (i) the total dollar amount of the monthly installment of the Advisory Fee payable minus the $1.0 million cash portion of the monthly installment of the Advisory Fee divided by (ii) the volume-weighted average price per share for the 10 trading days prior to the end of the month for which the Fees will be paid. The Fees shall be payable independent of the performance of the Company or its investments. The Advisory Agreement also provides that the Administrative Fee shall be paid in cash.
Under the Advisory Agreement, “Managed Assets” means an amount equal to the total assets of the Company, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing to purchase or develop real estate or other investments, borrowing through a credit facility, or the issuance of debt securities), (ii) the issuance of preferred shares or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the Company’s investment objectives and policies, and/or (iv) any other means. In the event the Company holds collateralized mortgage-backed securities ("CMBS") where the Company holds the controlling tranche of the securitization and is required to consolidate under GAAP all assets and liabilities of a specific CMBS trust, the consolidated assets and liabilities of the consolidated trust will be netted to calculate the allowable amount to be included as Managed Assets. In addition, in the event the Company consolidates another entity it does not wholly own as a result of owning a controlling interest in such entity or otherwise, Managed Assets will be calculated without giving effect to such consolidation and instead such entity’s assets, leverage, expenses, liabilities and obligations will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of Managed Assets. The Adviser computes Managed Assets as of the end of each fiscal quarter and then computes each installment of the Fees as promptly as possible after the end of the month with respect to which such installment is payable.

Reimbursement of Expenses; Expense Cap
The Company is required to pay directly or reimburse the Adviser for all of the documented “operating expenses” (all out-of-pocket expenses of the Adviser in performing services for us, including but not limited to the expenses incurred by the Adviser in connection with any provision by the Adviser of legal, accounting, financial, due diligence, investor relations or other services performed by the Adviser that outside professionals or outside consultants would otherwise perform and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery or other office, internal and overhead expenses of the Adviser required for our operations) and any and all expenses (other than underwriters' discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses (collectively, "Offering Expenses"), paid or incurred by the Adviser or its affiliates in connection with the services it provides to us pursuant to the Advisory Agreement. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed 1.5% (the "Expense Cap") of Managed Assets, calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, further, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. On occasion, the Adviser may waive additional fees to the extent assets are invested in certain affiliated investments. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, these expenses are considered permanently waived and become non-recoupable in the future.
The Advisory Agreement has an initial term of three years that will expire on July 1, 2025, and successive additional one-year terms thereafter unless earlier terminated. We have the right to terminate the Advisory Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Advisory Agreement). The Advisory Agreement can be terminated by us or the Adviser without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of s term. The Adviser may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Advisory Agreement will automatically terminate in the event of Advisers Act Assignment (as defined in the Advisory Agreement) unless we provide written consent. A termination fee will be payable to the Adviser by us upon termination of the Advisory Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the Fees earned by the Adviser during the twelve month period immediately preceding the most recently completed calendar quarter prior to the effective termination date; provided, however, if the Advisory Agreement is terminated prior to the one year anniversary of the date of the Advisory Agreement, the Fees earned during such period will be annualized for purposes of calculating the Fees.
For the six months ended December 31, 2022, the Company incurred Administrative Fees and Advisory Fees of $5.5 million, inclusive of $1.1 million in expenses that were deferred to comply with the Expense Cap. Should the Fees and expenses and any other items subject to the Expense Cap be less than the 1.5% limit for the twelve-month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap.
Guaranties of NexPoint Storage Partners, Inc. Debt
On September 14, 2022, the Company entered into guaranties (the “BS Guaranties”) for the benefit of JPMorgan Chase Bank, National Association (“JPM”) and any additional or subsequent lenders from time to time (collectively, “BS Lender”) under a loan agreement (the "BS Loan Agreement"), pursuant to which the Company guaranteed certain obligations of the borrowers (“BS Borrower”) under the BS Loan Agreement. The Company, through its ownership in NSP, owns an indirect interest in BS Borrower and entered into the BS Guaranties as a condition of BS Lender lending to BS Borrower under the BS Loan Agreement. Pursuant to the BS Guaranties, the Company guaranteed certain carrying obligations, including interest payments, of BS Borrower and certain recourse obligations of BS Borrower pertaining to exculpation or indemnification of BS Lender. The BS Guaranties also provide that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by BS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The BS Loan Agreement provides for a single initial advance of the loan in the amount of $221.8 million to BS Borrower on the closing date, and provides BS Borrower the right to request additional advances in connection with subsequently acquired properties. Amounts outstanding under the BS Loan Agreement are due and payable on September 9, 2023 which date may, at the option of BS Borrower, be extended for two successive one-year terms upon the satisfaction of certain terms and conditions. Borrowings outstanding under the BS Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising BS Borrower and bear interest at the one-month secured overnight financing rate ("SOFR"), subject to a floor of 0.5%, plus an applicable spread of approximately 4.0% with respect to approximately $184.9 million of initial principal thereunder and approximately 5.4% with respect to approximately $36.9 million of initial principal thereunder.
In connection with the foregoing, the Company entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage LP ("Extra Space") pursuant to which the Company and certain affiliates of the Adviser (the "Co-Guarantors") guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of the Company and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of the Company under the guaranties is approximately $83.8 million. The Company has not recorded a contingent liability due to NSP being current on all debt and preferred dividend payments and in compliance with all debt compliance provisions of the Sponsor Guaranty Agreement.
Separately, on September 14, 2022, the Company entered into a Guaranty Agreement (Recourse Obligations), dated September 14, 2022 (the “CMBS Guaranty”) for the benefit of JPM and any additional or subsequent lenders from time to time (collectively, the “CMBS Lender”) under a loan agreement (the "CMBS Loan Agreement"), by and among the borrowers thereunder (collectively, “CMBS Borrower”) and the CMBS Lender. The Company, through its ownership in NSP, owns an indirect interest in CMBS Borrower and entered into the CMBS Guaranty as a condition of CMBS Lender lending to CMBS Borrower under the CMBS Loan Agreement. Pursuant to the CMBS Guaranty, the Company guaranteed certain recourse obligations of CMBS Borrower pertaining to exculpation or indemnification of CMBS Lender. The CMBS Guaranty also provides that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by CMBS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The CMBS Loan Agreement provides for a loan of $356.5 million to CMBS Borrower. Amounts outstanding under the CMBS Loan Agreement are due and payable on September 9, 2024 which date may, at the option of CMBS Borrower, be extended for three successive one-year terms upon the satisfaction of certain terms and conditions. Borrowings outstanding under the CMBS Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising CMBS Borrower and bear interest at one-month SOFR plus a spread of approximately 3.6%, which will increase by 0.1% upon a second extension of the loan maturity and by an additional approximately 0.15% upon a third extension of the loan maturity.
Subsidiary Investment Management Agreement
SFP is a party to a management agreement (the "SFP IMA") with NexAnnuity pursuant to which NexAnnuity provides investment management services to SFP. Mr. Dondero serves as President of NexAnnuity, which is indirectly owned by a trust of which Mr. Dondero is the primary beneficiary.
In exchange for its services, the SFP IMA provides that NexAnnuity will receive a management fee (the "SFP Management Fee paid monthly in an amount equal to 1.0% of the average weekly value of an amount equal to the total assets of SFP, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the investment objective, investment guidelines and policies under the SFP IMA, and/or (iv) any other means, plus any value added tax or any other applicable tax, if any, thereon. NexAnnuity may waive all or a portion of the SFP Management Fee.

Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank an affiliate of the Adviser through common beneficial ownership. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the six and twelve months ended December 31, 2022, the Company through its subsidiaries has paid approximately $0.3 million and $0.7 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $750 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million as of December 31, 2022. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
On March 31, 2022, the Company, through an unconsolidated subsidiary, borrowed approximately $13.5 million from NREF, an entity advised by an affiliate of the Adviser, to finance its acquisition of a 77.0% interest in Tivoli North Property. The bridge note bore interest at an annual rate equal to the WSJ Prime Rate plus 1.5% and had a maturity date of October 1, 2022. The Company refinanced this bridge note with PNC Bank, N.A ("PNC Bank") on August 8, 2022. The new loan had a principal amount of $13.5 million, matures on August 7, 2023, and bears interest at an annual rate of daily simple SOFR plus 3.5%. Proceeds from the note with PNC Bank were used to repay in full the financing provided by NREF on August 9, 2022.
On December 8, 2022, the Company, through NREO, entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in the SAFStor Ventures with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NSP OC in exchange for approximately 47,064 newly created Class B Units of the NSP OC, representing 14.8% of NSP OC Common Units immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NSP, of which the Company owns approximately 86,369 shares, or 53.1%, of the outstanding common stock as of December 31, 2022. In connection with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser following which they were wholly owned by a subsidiary of the NSP OC. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of December 31, 2022, the Company owns approximately 47,064 units, or 30.5%, of the outstanding NSP OC Common Units.
On December 23, 2022, the Company, through NREO, redeemed 2,100,000 NREF OP Units for 2,100,000 shares of common stock of NREF. The NREF OP is the operating partnership of NREF, a publicly traded mortgage REIT managed by an affiliate of the Adviser.

Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the six months ended and as of December 31, 2022, the Company has the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Interest and Dividends		Total Income
SFR WLIF III, LLC	LLC Units	$7,272	$315	$—	$—		$315
NexPoint Residential Trust, Inc.	Common Stock	3,825	(1,657)	—	70		(1,587)
NexPoint Hospitality Trust	Common Stock	27,685	1,086	—	—		1,086
NexPoint Hospitality Trust	Convertible Notes	21,479	(3,323)	—	152		(3,171)
NexPoint Storage Partners, Inc.	Common Stock	103,695	(17,584)	—	—		(17,584)
NexPoint Storage Partners Operating Company, LLC	LLC Units	56,505	(6,004)	—	—		(6,004)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	53,480	31	—	988		1,019
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	29,350	(650)	—	1,181		531
Claymore Holdings, LLC	LLC Units	—	—	—	—		—
Allenby, LLC	LLC Units	—	—	—	—		—
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	77,370	(21,327)	—	6,969		(14,358)
NexPoint Real Estate Finance, Inc.	Common Stock	33,369	(9,198)	—	—	—	(9,198)
VineBrook Homes Operating Partnership, L.P.	Partnership Units	169,661	780	—	2,853	—	3,633
Total		$583,691	$(57,531)	$—	$12,213		$(45,318)

15. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the certain affiliates of the Adviser (the "Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage LP ("Extra Space") pursuant to which the Company and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of the Company and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of the Company under the guaranties is approximately $83.8 million. As of December 31, 2022, the Company owns approximately 53.1% of the total outstanding shares of common stock of NSP. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 14 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million outstanding, as of December 31, 2022. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of December 31, 2022, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore and Allenby are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

16. Operating Leases

Lessor Accounting
We generate the majority of our revenue by leasing our operating properties to customers under operating lease agreements. The manner in which we recognize these transactions in our financial statements is described in the Income Recognition section of Footnote 1 to these consolidated financial statements.
The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at December 31, 2022 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2023	$10,334
2024	$6,310
2025	$6,002
2026	$4,687
2027	$3,872
Thereafter	$3,320
Total	$34,525
The following table lists the tenants where the rental revenue from the tenants during the period presented represented 10% or more of total rental income in the Company’s consolidated statements of operations (in thousands):

Six Months Ended December 31, 2022
Tenant	Rental Income
Hudson Advisors, LLC	$1,424
17. Subsequent Events
Dividends Declared
On February 22, 2023, the Board approved a quarterly dividend of $0.15 per common share, payable on March 31, 2023 to shareholders of record on March 15, 2023. Also on February 22, 2023, the Board approved a quarterly dividend of $0.34375 per Series A Preferred Share, payable on March 31, 2023 to shareholders of record on March 24, 2023.
Adoption of Long Term Incentive Plan
On January 30, 2023, we held a special meeting of shareholders, at which our shareholders approved our 2023 Long Term Incentive Plan (the “2023 LTIP”). The 2023 LTIP authorizes the Compensation Committee of the Board to provide equity-based compensation in the form of option rights, share appreciation rights, restricted shares, restricted shares units, performance shares, performance units, cash incentive awards, profits interest units and other awards based on or related to the Company’s shares.
Cityplace Debt Extension
On February 8, 2023, the lenders agreed to defer the maturity of the Cityplace debt by three months to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics are met. The purpose of the deferral was to allow for continued discussions around refinancing the debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibit and Financial Statement Schedules

a.The following documents are filed as part of this Report:

1.Financial Statements. See Index to Consolidated Financial Statements and Schedules of NexPoint Diversified Real Estate Trust on page 70 of this Report.

2.Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of NexPoint Diversified Real Estate Trust on page 70 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3.Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.
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

3.3	Bylaws of NexPoint Diversified Real Estate Trust, dated July 1, 2022 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

4.1*	Statement of Preferences of 5.50% Series A Cumulative Preferred Shares.

4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act.

10.1†
Advisory Agreement, dated July 1, 2022, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.2†
First Amendment to Advisory Agreement, dated October 25, 2022, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.3
Limited Partnership Agreement of NexPoint Diversified Real Estate Trust Operating Partnership, L.P., dated July 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.4†	NexPoint Diversified Real Estate Trust 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023).

10.5*†	Form of Restricted Shares Units Agreement (Trustee).

10.6*†	Form of Restricted Shares Units Agreement (Key Employee).

10.7
Guaranty Agreement (Carry Obligations), dated September 14, 2022, by the Company for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.8
Guaranty Agreement (Recourse Obligations), dated September 14, 2022, by the Company for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.9
Guaranty Agreement (Recourse Obligations), dated September 14, 2022, by the Company for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.10
Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 to NexPoint Real Estate Finance, Inc.'s Current Report on Form 8-K filed with the SEC on September 9, 2021).

10.11
Second Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, Inc., dated as of September 7, 2021 (incorporated by reference to Exhibit 10.1 to VineBrook Homes Trust, Inc.'s Current Report on Form 8-K, filed with the SEC on September 9, 2021).

10.12
Amended and Restated Limited Partnership Agreement of NexPoint SFR Operating Partnership, L.P., dated as of June 8, 2022 (incorporated by reference to Exhibit 10.5 to VineBrook Homes Trust, Inc.'s Current Report on Form 8-K, filed with the SEC on June 14, 2022).

10.13
Form of 7.50% Convertible Notes of NexPoint SFR Operating Partnership, L.P., due June 30, 2027 (incorporated by reference to Exhibit 10.4 to VineBrook Homes Trust, Inc.'s Current Report on 8-K, filed with the SEC on June 14, 2022).

10.14*
Loan Agreement, dated as of August 15, 2018, by and among CP Tower Owner, LLC and CP Land Owner, LLC, as Borrower, Delphi CRE Funding LLC, AC IV CA Mortgage LLC and the other lenders from time to time party thereto, as Lenders, and Acore Capital Mortgage, LP, as Administrative Agent for the Lenders, as amended through February 8, 2023.

10.15*	Guaranty of Recourse Obligations, dated August 15, 2018, by the Company and HCRE Partners, LLC, to or for the benefit of Acore Capital Mortgage, LP.

10.16*	Completion Guaranty, dated August 15, 2018, by the Company and HCRE Partners, LLC, to or for the benefit of Acore Capital Mortgage, LP.

10.17*	Guaranty of Required Equity, Required Pay Down and Master Lease, dated August 15, 2018, by the Company and HCRE Partners, LLC to or for the benefit of Acore Capital Mortgage, LP.

10.18*	Joinder Agreement of New Indemnitor, dated as of March 8, 2022, made by the Company and NexPoint Real Estate Advisors, L.P. in favor of Acore Capital Mortgage, LP.

10.19*
Omnibus Amendment Agreement, dated as of March 8, 2022, made and entered into by the Company, NexPoint Hospitality Trust and NexPoint Real Estate Advisors, L.P., as Guarantors, the Borrowers party thereto and Acore Capital Mortgage, LP.

10.20*
Amended and Restated Sponsor Guaranty Agreement, dated December 8, 2022, by the Company, NREF OP IV REIT Sub, LLC, Highland Income Fund, NexPoint Real Estate Strategies Fund, and NexPoint Storage Partners, Inc., in favor of Extra Space Storage, LP.

10.21*
Contribution Agreement, dated December 8, 2022, by and among NexPoint Storage Partners Operating Company, LLC, NFRO REIT Sub II, LLC, GAF REIT, LLC, GAF REIT SUB II, LLC, and NexPoint Real Estate Opportunities, LLC.

10.22*	Second Amended and Restated Limited Liability Company Agreement of NexPoint Storage Partners Operating Company, LLC, dated December 8, 2022.

10.23*	Form of Notes of NHT Operating Partnership LLC, due between 2039 and 2042.

10.24*	Form of 2.25% Notes of NHT Operating Partnership LLC, due between 2040 and 2042 (CDOR).

16.1*
Letter of Cohen & Company, Ltd., dated July 1, 2022, to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

23.2*	Consent of Cohen & Company, Ltd.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*Filed herewith.
† Management contract, compensatory plan or arrangement.
+    Furnished herewith.
Item 16. Form 10-K Summary
Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
         /s/ Jim Dondero
March 31, 2023                           Jim Dondero
                              President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Trustee	March 31, 2023
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer, Executive VP-Finance, Treasurer, Assistant Secretary and Trustee	March 31, 2023
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ed Constantino	Trustee	March 31, 2023
Ed Constantino

/s/ Scott Kavanaugh	Trustee	March 31, 2023
Scott Kavanaugh

/s/ Arthur Laffer	Trustee	March 31, 2023
Arthur Laffer

/s/ Carol Swain	Trustee	March 31, 2023
Carol Swain

/s/ Catherine Wood	Trustee	March 31, 2023
Catherine Wood