Form 10-Q
period 2023-03-31
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2023-05-12
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2023, the registrant had 37,171,807 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-Q
Quarter Ended March 31, 2023
i

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this quarterly report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “would,” “result,” the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

ii

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

•Risks associated with the COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases; and

•Any other risks included under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. They are based on estimates and assumptions only as of the date of this quarterly report. We undertake no obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.
iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS
Consolidated Real Estate Investments
Land	$47,708	$47,708
Buildings and improvements	174,471	174,469
Intangible lease assets	10,979	10,979
Construction in progress	44,894	39,731
Furniture, fixtures, and equipment	362	354
Total Gross Consolidated Real Estate Investments	278,414	273,241
Accumulated depreciation and amortization	(10,603)	(7,158)
Total Net Consolidated Real Estate Investments	267,811	266,083
Investments, at fair value ($561,873 and $576,419 with related parties, respectively)	727,856	754,910
Equity method investments ($7,289 and $7,272 with related parties, respectively)	69,852	70,656
Life insurance policies, at fair value	66,384	67,711
Cash and cash equivalents	8,348	13,360
Restricted cash	36,453	35,289
Accounts receivable, net	1,919	1,903
Prepaid and other assets	4,959	6,441
Accrued interest and dividends	5,292	4,302
Deferred tax asset, net	2,363	2,247
TOTAL ASSETS	$1,191,237	$1,222,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$143,918	$144,414
Notes payable	21,250	24,250
Prime brokerage borrowing	736	2,624
Accounts payable and other accrued liabilities	12,512	13,865
Income tax payable	11,641	10,720
Accrued real estate taxes payable	1,131	254
Accrued interest payable	1,128	1,115
Security deposit liability	422	416
Prepaid rents	1,150	1,273
Intangible lease liabilities, net	5,656	6,027
Due to affiliates	112	112
Total Liabilities	$199,656	$205,070

Shareholders' Equity:

Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 37,171,807 shares issued and outstanding	37	37
Additional paid-in capital	999,845	999,845
Accumulated earnings (loss)	(8,304)	17,947
Total Shareholders' Equity	991,581	1,017,832
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,191,237	$1,222,902

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

For the Three Months Ended March 31,
2023
Revenues
Rental income	$4,720
Interest income ($625 with related parties)	2,018
Dividend income ($6,426 with related parties)	8,119
Other income	9
Total revenues	14,866

Expenses
Property operating expenses	1,506
Property management fees	171
Real estate taxes and insurance	1,357
Advisory and administrative fees	3,578
Property general and administrative expenses	743
Corporate general and administrative expenses	1,496
Conversion expenses	163
Depreciation and amortization	3,524
Total expenses	12,538

Operating income	2,328
Interest expense	(3,462)
Equity in income (losses) of unconsolidated equity method ventures	(76)
Change in unrealized gain (losses)	(18,640)
Realized gains (losses)	1,135
Net loss before income taxes	(18,715)
Income tax expense	(806)
Net loss	(19,521)
Net income attributable to preferred shareholders	(1,155)
Net loss attributable to common shareholders	$(20,676)

Weighted average common shares outstanding - basic	37,172
Weighted average common shares outstanding - diluted	37,172

Loss per share - basic	$(0.56)
Loss per share - diluted	$(0.56)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Predecessor Basis)
(in thousands)
(Unaudited)

For the Three Months Ended March 31,
2022
Investment income:
Income:
Dividends from unaffiliated issuers	$7,530
Dividends from affiliated issuers	6,247
Interest from unaffiliated issuers	795
Interest from affiliated issuers	143
Total income	14,715

Expenses:
Investment advisory	3,055
Legal fees	524
Interest expense and commitment fees	323
Conversion expense	363
Accounting services fees	163
Insurance	46
Reports to shareholders	68
Trustees fees	68
Audit and tax preparation fees	38
Transfer agent fees	30
Pricing fees	26
Registration fees	26
Other	192
Total operating expenses	4,922
Net investment income	9,793
Preferred dividend expenses	(1,155)

Net realized and unrealized gain (loss) on investments
Realized gain on:
Investments from unaffiliated issuers	27,591

Net change in unrealized gain on:
Investments from unaffiliated issuers	(14,688)
Investments from affiliated issuers	36,582
Securities sold short	153
Net realized and unrealized gain on investments	49,638
Total increase in net assets resulting from operations	$58,276
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Three Months Ended March 31, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2022	3,359,593	$3	37,171,807	$37	$999,845	$17,947	$1,017,832
Net loss attributable to common shareholders	—	—	—	—	—	(20,676)	(20,676)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	1,155
Common share dividends declared ($0.15 per share)	—	—	—	—	—	(5,575)	(5,575)
Preferred share dividends declared ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)
Balances, March 31, 2023	3,359,593	$3	37,171,807	$37	$999,845	$(8,304)	$991,581
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Predecessor Basis)
(in thousands, except share amounts)
(Unaudited)

For the Three Months Ended March 31,
2022
Increase (decrease) in net assets operations:
Net investment income	$9,793
Preferred dividend expenses	(1,155)
Accumulated net realized gain (loss) on investments, securities sold short, written options, futures contracts, and foreign currency transactions	27,591
Net change in unrealized appreciation on investments, securities sold short, written options contracts and translation of assets and liabilities denominated in foreign currency	22,047
Net increase from operations	58,276

Distributions declared to common shareholders:
Distribution	(5,566)
Total distributions declared to common shareholders:	(5,566)
Increase in net assets from operations and distributions	52,710

Share transactions:
Value of distributions reinvested	447
Proceeds from sale of shares	1,526
Net increase from shares transactions	1,973
Total increase in net assets	54,683

Net assets
Beginning of period	911,208
End of period	$965,891

Change in Common Shares
Issued for distribution reinvested	46
Net increase in common shares	46
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

For the Three Months Ended March 31,
2023
Cash flows from operating activities
Net loss	$(19,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,524
Amortization of intangible lease liabilities	(371)
Amortization of deferred financing costs	474
Paid-in-kind interest ($0 with related parties)	(1,008)
Realized (gain) loss	(1,135)
Change in unrealized (gain) loss on investments held at fair value ($(16,009) with related parties)	18,640
Equity in (income) losses of unconsolidated equity method ventures ($213 with related parties)	76
Distributions of earnings from unconsolidated ventures ($195 with related parties)	727
Cash paid for life settlement premiums	(1,266)
Changes in operating assets and liabilities
Deferred tax asset	(116)
Income tax payable	921
Real estate taxes payable	877
Other operating assets	476
Other operating liabilities	(1,793)
Net cash provided by operating activities	505

Cash flows from investing activities
Distributions from CLO investments	—
Proceeds from sale of investments	14,549
Purchases of investments	(1,464)
Additions to consolidated real estate investments	(4,851)
Net cash provided by investing activities	8,234

Cash flows from financing activities
Mortgage payments	(591)
Prime brokerage borrowing	6,397
Credit facilities payments	(2,999)
Prime brokerage payments	(8,285)
Deferred financing costs paid	(379)
Dividends paid to preferred shareholders	(1,155)
Dividends paid to common shareholders	(5,575)
Net cash used in financing activities	(12,587)

Net decrease in cash, cash equivalents and restricted cash	(3,848)

Cash, cash equivalents and restricted cash, beginning of period	48,649
Cash, cash equivalents and restricted cash, end of period	$44,801

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,504
Income tax paid	$1,501
Supplemental Disclosure of Noncash Activities
Change in capitalized construction costs included in accounts payable and other accrued liabilities	$322
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Predecessor Basis)
(in thousands)
(Unaudited)

For the Three Months Ended March 31,
2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$58,276

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investment securities from unaffiliated issuers	(116,182)
Purchases of investment securities from affiliated issuers	(15,147)
Proceeds from the disposition of investment securities from unaffiliated issuers	159,220
Proceeds from the disposition of investment securities from affiliated issuers	2,086
Amortization (accretion) of premiums	(89)
Net realized (gain) loss on investments from unaffiliated issuers	(27,591)
Net realized (gain) loss on securities sold short	(153)
Net change in unrealized depreciation on unaffiliated investments	14,688
Net change in unrealized appreciation on investments in affiliated investments	(36,582)
Changes in operating assets and liabilities
Dividends and interest receivable	684
Prepaid expenses and other assets	421
Decrease in payable for investments purchased	511
Due to broker	6,902
Accrued expenses and other liabilities	49
Net cash provided by operating activities	47,093

Cash flows from financing activities:
Payments on notes payable	(10,000)
Distributions paid in cash	(5,119)
Proceeds from shares sold	1,498
Net cash used in financing activities	(13,621)
Net increase in cash	33,472

Cash, cash equivalents and restricted cash:
Beginning of period	2,678
End of period	$36,150

Supplemental disclosure of cash flow information
Reinvestment of distributions	$447
Cash paid during the period for interest expense and commitment fees	$312
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of March 31, 2023, there were 2,000 partnership units of the OP (the “OP Units”) outstanding, of which 100.0% were owned by the Company.
On July 1, 2022 (the “Deregistration Date”), the Securities and Exchange Commission (the “SEC”) issued an order pursuant to Section 8(f) of the Investment Company Act of 1940 (the “Investment Company Act”) declaring that the Company has ceased to be an investment company under the Investment Company Act (the “Deregistration Order”). The issuance of the Deregistration Order enabled the Company to proceed with full implementation of its new business mandate to operate as a diversified REIT that focuses primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity (the “Business Change”).
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022 and April 11, 2023, (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of March 31, 2023. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
2. Summary of Significant Accounting Policies
Basis of Accounting
Prior to the Deregistration Date, the Company was accounted for as an investment company in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services – Investment Companies, or the “Predecessor Basis.” Upon the Deregistration Order, the Company discontinued the use of the guidance in FASB ASC 946 and prospectively applied the guidance under United States generally accepted accounting principles (“GAAP”) required for companies that are not investment companies, or what we refer to as the “Successor Basis". As a result of these changes, our consolidated financial statements as of and for the three months ended March 31, 2023, are accounted for using the Successor Basis and are presented separately from our consolidated financial statements on the Predecessor Basis, as of and for the periods prior to the Deregistration Date. The fair value of the Company’s investments and consolidated operating properties as of the Deregistration Date became the new basis in accordance with FASB ASC 946. Due to this change, the Company reallocated these fair values to the assets and liabilities of operating properties.
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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of March 31, 2023, and December 31, 2022 and results of operations for the three months ended

March 31, 2023, and three months ended March 31, 2022 (Predecessor Basis) have been included. Such adjustments are normal and recurring in nature. The unaudited information included in this quarterly report 10-Q should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, and notes included thereto included in Annual Report on Form 10-K filed with the SEC on March 31, 2023.
Use of Estimates and Assumptions
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available fair market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of investments may differ significantly from the values that would have been used had an active market existed for such investments and may differ materially from the values the Company may ultimately realize. Further, such investments may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities.
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
Variable Interest Entities
The Company evaluates all of its interests in VIEs for consolidation. When the Company’s interests are determined to be variable interests, the Company assesses whether it is deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE is required to consolidate the VIE. FASB ASC Topic 810, Consolidation, defines the primary beneficiary as the party that has both of the following factors: (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests, as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary, and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary, and it does not consolidate the VIE.
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
Valuation of Investments
As of March 31, 2023, the Company’s fair valued investments consisted of senior loans, corporate bonds, collateralized loan obligations (“CLOs”), convertible notes, common stocks, rights, warrants, life settlement contracts, LP interests and LLC interests. The fair value of the Company’s senior loans, bonds, and CLOs are generally based on quotes received from brokers or independent pricing services. Senior loans, bonds, and CLOs with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Senior loans, bonds, and CLOs that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. The Company has elected for certain of the equity method investments to be measured using fair value.
The fair value of the Company’s common stocks, rights, and warrants that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. At the end of each calendar quarter, the Adviser evaluates the Level 2 and 3 assets and liabilities for changes in liquidity, including but not limited to: whether a broker is willing to execute at the quoted price, the depth and consistency of prices from third party services, and the existence of contemporaneous, observable trades in the market. Additionally, the Adviser evaluates the Level 1 and 2 assets and liabilities on a quarterly basis for changes in listings or delistings on national exchanges. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of investments may differ significantly from the values that would have been used had an active market existed for such investments and may differ materially from the values the Company may ultimately realize. Further, such investments may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly traded securities.
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
Impairment
Real estate assets and equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. The Company recognizes its share of the investee's comprehensive income or loss for equity method investments. If the investee is loss-making, the Company recognizes its share of the losses until its equity interest is reduced to zero. As of March 31, 2023, the Company has not recorded any impairment on its real estate assets.
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net real estate liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of March 31, 2023, there are no properties held for sale.
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
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2023, the Company believes it is in compliance with all applicable REIT requirements.
The Company has recorded a current income tax expense of $0.9 million associated with the TRSs for the three months ended March 31, 2023, which is largely driven by income from the Company’s legacy CLO investments. The tax expense is partially offset by removing the valuation allowance on a deferred tax asset of $0.1 million for a net expense of $0.8 million for the three months ended March 31, 2023, that is recorded on the Consolidated Statement of Operations.
The Company evaluates the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Company’s management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of March 31, 2023 and to the knowledge of the Company, the Company has no examinations in progress and none are expected at this time.
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
The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2023. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 and 2019 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statement of operations and comprehensive income (loss). The Company has not recorded any uncertain tax positions for the three months ended March 31, 2023.
Deferred Tax Assets
As of March 31, 2023, significant components of the net deferred tax assets (“DTA”) of the Company's TRSs were as follows (in thousands):

Deferred Tax Asset
Capital loss carryover from December 31, 2022	$126
Net operating loss carryover from December 31, 2022	471
Net operating loss carryover to be utilized in 2023	(30)
Unrealized tax loss on investments	16,596
Total deferred tax assets	17,163
Valuation allowance	(14,800)
Net deferred tax asset	$2,363
The Company may not offset tax assets or liabilities from one TRS with those of another TRS. NHF TRS, LLC, one of the Company's TRSs, is estimated to generate a net taxable capital gain of $1.5 million for the three months ended March 31, 2023. The Company believes it is more likely than not that it will be able to harvest capital losses within this TRS during the three succeeding taxable years to be eligible for a capital loss carryback refund claim and has therefore not applied a valuation allowance to the extent of the expected future refund claim. As such, the Company has recorded a valuation allowance of $14.8 million against the Company’s gross deferred tax assets to arrive at a net DTA of $3.8 million to reflect the expected tax benefit associated with the unrealized tax losses at this TRS. NREO TRS, Inc. ("NREO TRS"), one of the Company's TRSs, has an estimated net operating loss balance of $2.2 million as of December 31, 2022 compared to $2.1 million as of March 31, 2023, as well as an estimated $0.6 million capital loss balance as of December 31, 2022, compared to $0.6 million as of March 31, 2023. NREO TRS's net operating loss balance does not have an expiration date and its capital loss balance will expire if not utilized prior to December 31, 2027. Additionally, NREO TRS has unrealized tax gains of $8.6 million as of December 31, 2022 compared to $9.4 million as of March 31, 2023 resulting in a Deferred Tax Liability of $1.8 million and $2.0 million, respectively. The Company believes that it will be able to fully utilize the tax assets from NREO TRS and has not therefore applied a valuation allowance to the $0.6 million DTA generated by this TRS.
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
Income Recognition
Rental Income – The Company has made several investments in direct real estate. The primary operations of these direct real estate investments consist of rental income earned from its tenants under lease agreements. Rental income is recognized on the straight-line method over the related terms of the leases. Tenant reimbursements and other income consist of charges billed to tenants for utilities, administrative, application and other fees and are recognized when earned which is included in rental income in the accompanying consolidated statements of operations.
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
Property management fees - Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 13 to our unaudited consolidated financial statements).
Real estate taxes and insurance - Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost of commercial, general liability, and other needed insurance for each property
Advisory and administrative fees - Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 13 to our unaudited consolidated financial statements).
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
Conversion expense - Conversion expenses include the costs of the Business Change in conjunction with the Deregistration Order, which primarily include legal fees and other fees incurred in preparation for or as a direct result of the conversion.
Depreciation and amortization - Depreciation and amortization costs primarily include depreciation of our properties and amortization of leases.

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
Investments in privately held entities that do not report NAV per share – Investments in privately held entities that do not report NAV per share are accounted for using a valuation technique described further in Note 9 - Fair Value of Derivatives and Financial Instruments.

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
As of March 31, 2023, the Company, through the OP, owned four properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of March 31, 2023:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	March 31, 2023
White Rock Center		Dallas, Texas	2013	100%
5916 W Loop 289		Lubbock, Texas	2013	100%
Cityplace Tower		Dallas, Texas	2018	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022	100%

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.

5. Consolidated Real Estate Investments
As of March 31, 2023, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated balance sheet, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,314	$1,921	$(101)	$—	$5	$13,454
5916 W Loop 289	1,081	2,939	—	—	—	—	4,020
Cityplace Tower	18,812	161,218	9,058	(6,669)	44,894	357	227,670
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	26,500
	47,708	174,471	10,979	(6,770)	44,894	362	271,644
Accumulated depreciation and amortization	—	(6,230)	(4,178)	1,114	—	(195)	(9,489)
Total Operating Properties	$47,708	$168,241	$6,801	$(5,656)	$44,894	$167	$262,155
Depreciation expense was $2.1 million for the three months ended March 31, 2023. Amortization expense related to the Company’s intangible lease assets was $1.3 million and $0.4 million for the Company’s intangible lease liabilities for the three months ended March 31, 2023. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.4 million for the three months ended March 31, 2023.
Acquisitions
There were no acquisitions by the Company for the three months ended March 31, 2023.
6. Debt
Cityplace Debt
The Company has debt on its office and hospitality real estate property pursuant a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. The debt had an original maturity of September 8, 2022, and the Company has deferred the maturity date with the lender to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics are met. On May 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by four months to September 8, 2023. Also on May 8, 2023, the parties to the Loan Agreement agreed to convert the index upon which the interest rate is based to the one-month secured overnight financing rate ("SOFR") effective as of the first interest period beginning on or after May 8, 2023. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $144.1 million principal balance outstanding as of March 31, 2023, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. The below table contains summary information related to the mortgages payable (dollars in thousands):

	Outstanding principal as of March 31, 2023	Interest Rate	Maturity Date (1)
Note A-1	$102,375	6.96%	5/8/2023
Note A-2	22,394	10.96%	5/8/2023
Note B-1	12,888	6.96%	5/8/2023
Note B-2	3,199	10.96%	5/8/2023
Mezzanine Note 1	2,819	10.96%	5/8/2023
Mezzanine Note 2	403	10.96%	5/8/2023
Mortgages payable	144,078
Deferred financing costs, net	(160)
Mortgages payable, net	$143,918
(1)On May 8, 2023, the lender agreed to defer the maturity date to September 8, 2023.
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 7.8% as of March 31, 2023.
The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2023, the Company believes it is in compliance with all covenants.
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
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. As of March 31, 2023, the Credit Facility, as amended, bore interest at the one-month London Inter-Bank Offered Rate ("LIBOR") plus 3.50% and matures on November 6, 2023. On March 6, 2023, the interest rate on the Credit Facility increased to one-month LIBOR plus 4.25%. During the three months ended March 31, 2023, the Company paid down $3.0 million on the Credit Facility. As of March 31, 2023, the Credit Facility had an outstanding balance of $8.0 million. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. Management believes that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
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
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company. The Company from time to time borrows against the value of these securities. As of March 31, 2023, the Company had a margin balance of approximately $0.7 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $11.4 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the floating interest rate nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2023 are as follows (in thousands):

	Mortgages Payable	Notes Payable	Total
2023	$144,078	$8,000	$152,078
2024	—	—	—
2025	—	13,250	13,250
2026	—	—	—
2027	—	—	—
Thereafter	—	—	—
Total	$144,078	$21,250	$165,328
7. Variable Interest Entities
Consolidated VIEs
The Company reassesses its initial evaluation of whether an entity is a VIE when certain reconsideration events occur. The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.
As of March 31, 2023, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of March 31, 2023	Relationship as of March 31, 2023
Unconsolidated Entities:
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	16.1%	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.5%	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.7%	VIE
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	VIE
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%	VIE
IQHQ Holdings, LP	LP interest	Life science	1.1%	VIE
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
Below is a summary of the Company’s equity method investments as of March 31, 2023 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$12,548		$(9,590)	$22,138	$(16)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	26,455		21,334	5,121	(80)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,289		7,466	(177)	195
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		11,248		9,990	1,258	360
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
					$69,852		$41,512	$28,340	$459

Below is a summary of the Company’s equity method investments as of December 31, 2022 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)		Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$13,013		$—	$—	$13,013	$(217)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	27,136		21,334	—	5,802	(227)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,272		7,466	—	(194)	280
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		10,923		8,751	—	2,172	665
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—	—
					$70,656		$49,863	$—	$20,793	$501
Below is a summary of the Company's investments that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "investments, at fair value" on the consolidated balance sheet.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	16.1%	(7)	$76,299	(6)
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.2%	(7)	32,907	(6)
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.5%	(7)	166,463	(6)
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%	(3)	103,194	(6)
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.7%		56,232	(6)
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		48,666	(6)
NexPoint Hospitality Trust	Common stock	Hospitality	45.4%		22,935	(6)
LLV Holdco, LLC	LLC interest	Land	26.8%		3,896	(6)
					$510,592
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
(6)The Company has elected the fair value option with respect to these investments. The basis in these investments is their March 31, 2023 fair value.
(7)The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of the investee or its parent and as such, accounts for the investee using the equity method.
Sandstone
On May 29, 2015, the Company, via a wholly owned subsidiary, invested $12 million in Sandstone Pasadena Apartments, LLC ("Sandstone"), which beneficially owns a 696-unit multifamily property (the “Ashmore”) located in Pasadena, Texas. This contribution by the Company gave it an initial ownership percentage of 83.3%. Sandstone and the Ashmore are managed by Knightvest 2015, LLC (the “Sandstone Manager”). The LLC agreement of Sandstone vests the Sandstone Manager with the exclusive right, power, authority and discretion in conducting the business of Sandstone, subject to certain exceptions. Since the Company does not have a controlling financial interest, it does not consolidate Sandstone and therefore uses the equity method of accounting. Per the Sandstone organizational documents, the Company was entitled to a return on unreturned equity of 10%, which compounded annually. There was a capital event in 2018 which led to a full return of the Company’s and the other member’s equity in Sandstone. This triggered a change in the distribution-sharing percentage, which is now effectively 50% for the Company. The Sandstone Manager determines the monthly distributions at their discretion. As of March 31, 2023, the Company still maintains 50% ownership of Sandstone.
Marriott Uptown
On June 8, 2018, the Company, through a subsidiary, initially invested amounts in exchange for which it received an approximately 85% interest in AM Uptown Hotel, LLC, (“AM Uptown”) which beneficially owns a 255-key upscale hotel (the “Marriott Uptown”) located in Dallas, Texas. AM Uptown appointed Alamo Manhattan Properties, LLC (“Alamo Manhattan”) as the manager to manage and operate the Marriott Uptown. The management, control and direction of AM Uptown and its operations, business and affairs is vested exclusively in Alamo Manhattan, which has the right, power, and authority, acting solely by itself to carry out all the purposes of AM Uptown. The Company does not participate in the management, control, or direction of AM Uptown’s operations, business, or affairs and has no substantive kickout rights over Alamo Manhattan. Since the Company does not have a controlling financial interest, it does not consolidate AM Uptown and therefore uses the equity method of accounting. As of March 31, 2023, the Company maintains 60% ownership interest of AM Uptown due to previous capital events that triggered a change in the distribution-sharing percentage and ownership percentage.
SFR WLIF III
On July 11, 2019, the Company initially invested amounts in exchange for which it received an approximately 20% interest in SFR WLIF III, LLC, an SPE designed to hold an investment in debt issued to VineBrook Homes Operating Partnership, L.P. (the "VB OP"), an entity that manages single family rental properties, whose parent is advised by an affiliate of the Adviser. The loan to the VB OP bears interest at 1-month LIBOR plus 155 basis points, matures on December 1, 2025, and has an outstanding principal balance of $239.2 million. SFR WLIF III, LLC is managed, directly or indirectly, by an affiliate of the Adviser. As the Company is not the primary beneficiary in this entity, it is accounted for as an equity method investment.

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
Perilune
The Company is a 16.4% member of Perilune Aero Equity Holdings One, LLC ("Perilune"). Perilune is a pooled investment vehicle created to finance, acquire, lease and/or sell two aircraft through subordinated or other lending arrangements and/or direct or indirect equity investments. Due to the timing of the receipt of financial statements from Perilune, the Company applies up to a 90 day lag reporting for this investment. In instances where the timing of the receipt of financial statements exceeds the 90 day window, earnings for the period are estimated. Since Perilune is a partnership-like LLC, and the Company holds more than an insignificant ownership percentage but is not the primary beneficiary, the investment is accounted for using the equity method.
Claymore and Allenby
The Company owns noncontrolling interests in two LLCs, Claymore and Allenby, created to hold litigation claims. The probability, timing, and potential amount of recovery, if any, are unknown as of March 31, 2023. Since the Company does not have controlling financial interests in these entities, they are accounted for as equity method investments.
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
NexPoint Real Estate Finance, Inc.
On December 23, 2022, the Company, through NREO, redeemed 2,100,000 NREF OP Units for 2,100,000 shares of common stock of NREF. The Company, through NREO owns approximately 12.2%, of NREF’s common stock. The Company owns less than 20% of the investee and does not have a controlling financial interest but has significant influence due to members of the management team serving on the board of the investee, and as such, the investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
VineBrook Homes Operating Partnership, L.P.
On November 1, 2018, the Company through NREO contributed $70.7 million to the VB OP in exchange for limited partnership units. The VB OP is the operating partnership of VineBrook Homes Trust, Inc. ("VineBrook"), a private single-family rental REIT managed by an affiliate of the Adviser. The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of VineBrook and as such, the investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option. The Company, through NREO, owns approximately 11.5% of the common units of the VB OP as of March 31, 2023 and is not considered the primary beneficiary.

NexPoint Storage Partners, Inc.
In November 2020, the Company’s preferred stock investment in Jernigan Capital, Inc. was converted into common shares of NexPoint Storage Partners, Inc. ("NSP") as part of a transaction where affiliates of the Adviser took Jernigan Capital, Inc. private. NSP is a privately owned self-storage REIT. As of March 31, 2023, the Company owns 53.0% of the outstanding common stock of NSP. The Company has determined that it is not the primary beneficiary of NSP. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint Storage Partners Operating Company, LLC.
On December 8, 2022, the Company, through NREO, contributed all of its interests in the joint ventures (the "SAFStor Ventures") with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for 47,064 newly created Class B Units of the NSP OC. The NSP OC is the operating company of NSP. As of March 31, 2023, the Company owns approximately 29.7% of the outstanding combined classes of common units of the NSP OC (the “NSP OC Common Units") and is not the primary beneficiary, and as such, the investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint SFR Operating Partnership, L.P.
On June 8, 2022, the Company, directly or through one or more subsidiaries, contributed $25.0 million to the newly formed NexPoint SFR Operating Partnership, L.P. (the "SFR OP") in exchange for common units of the SFR OP (the “SFR OP Units"). Additionally, on June 8, 2022, the Company, directly or through one or more subsidiaries, loaned $25.0 million to the SFR OP in exchange for $25.0 million of 7.50% convertible notes of the SFR OP (the “SFR OP Convertible Notes") that are interest only during the term and mature on June 30, 2027. The SFR OP is a subsidiary of NexPoint Homes Trust, Inc., a single-family rental REIT managed by an affiliate of the Adviser. Subsequent to June 8, 2022 and through December 31, 2022, the Company, directly or through one or more subsidiaries, contributed approximately an additional $27.5 million to the SFR OP in exchange for SFR OP Units. Subsequent to June 8, 2022 and through December 31, 2022, the Company, directly or through one or more subsidiaries, contributed approximately an additional $1.0 million to the SFR OP in exchange for SFR OP Units through distribution reinvestments. Additionally, subsequent to June 8, 2022 and through December 31, 2022, the Company, directly or through one or more subsidiaries, loaned an additional $5.0 million to the SFR OP in exchange for $5.0 million of SFR OP Convertible Notes. Through March 31, 2023, the Company did not loan any additional funds to the SFR OP. As of March 31, 2023, the Company, owns approximately 30.8% of the outstanding units of SFR OP and does not have a controlling financial interest. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint Hospitality Trust
As of March 31, 2023, the Company owns 45.4% of the outstanding common stock of NexPoint Hospitality Trust ("NHT") and does not have a controlling financial interest. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option. NHT is a publicly traded hospitality REIT that owns 10 properties located throughout the United States. NHT is managed by an affiliate of the Adviser. NHT is listed on the TSX Venture Exchange under the ticker NHT.U.
LLV Holdco, LLC
As of March 31, 2023, the Company owns approximately 26.8% of the series A and B equity units of LLV Holdco, LLC (“LLV”) and does not have a controlling financial interest. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option. Additionally, the Company owns $12,280,646 par of LLV's senior revolving loan maturing December 31, 2023 and paying interest at a fixed rate of 5% per annum. LLV specializes in managing real estate assets, which are ultimately sold to both residential and commercial developers. LLV owns approximately 300 gross acres of undeveloped land, of which 115 acres are developable near Lake Las Vegas in Henderson, Nevada.

Significant Equity Method Investments
The table below presents the unaudited summary balance sheets for the Company’s significant equity method investments as of March 31, 2023 (dollars in thousands). NREF, NSP and VineBrook do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities. As such, only the financial information for NREF, NSP and VineBrook are presented below.

	NREF	VineBrook	NSP

ASSETS
Investments	$7,943,558	$2,500	$—
Real estate assets	59,072	3,566,053	1,297,814
Cash and cash equivalents	38,830	82,128	9,751
Other assets	1,106	95,365	173,979
TOTAL ASSETS	8,042,566	3,746,046	1,481,544

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt	1,275,290	2,622,755	914,999
Other liabilities	6,294,300	126,974	397,768
Total Liabilities	7,569,590	2,749,729	1,312,767

Redeemable noncontrolling interests in the operating company	95,712	467,290	205,114
Noncontrolling interests in consolidated VIEs	—	8,685	4,035
Total Shareholders' Equity	377,264	520,342	(40,372)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,042,566	$3,746,046	$1,481,544
The table below presents the unaudited summary statement of operations for the three months ended March 31, 2023 for the Company’s significant equity method investments (dollars in thousands).

	NREF	VineBrook	NSP

Revenues
Rental income	$1,018	$84,497	$26,877
Net interest income	3,949	—	809
Other income	—	1,608	1,472
Total revenues	4,967	86,105	29,158

Expenses
Total expenses	5,520	120,987	31,833

Gain (loss) on sales of real estate	—	(15,853)	—
Other income (expense)	9,931	(41,662)	(34,885)
Unrealized gain (loss) on derivatives	—	(9,485)	—
Total comprehensive income (loss)	$9,378	$(101,882)	$(37,560)

9. Fair Value of Derivatives and Financial Instruments
As of March 31, 2023, the Company’s fair valued investments consisted of senior loans, corporate bonds, CLOs, convertible notes, common stocks, rights, warrants, life settlement contracts, LP interests and LLC interests. The fair value of the Company’s senior loans, bonds, and CLOs are generally based on quotes received from brokers or independent pricing services. Senior loans, bonds, and CLOs with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Senior loans, bonds, and CLOs that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable.
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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The table below summarizes the inputs used to value the Company’s assets carried at fair value on a recurring basis as of March 31, 2023 (in thousands):

		Fair Value
	Cost Basis	Level 1	Level 2	Level 3	Total
Assets
Bond	$17	$—	$21	$—	$21
CLO	34,958	—	563	6,900	7,463
Common stock	316,867	45,239	—	228,867	274,106
Convertible notes	54,802	—	—	51,302	51,302
Life settlement	64,267	—	—	66,384	66,384
LLC interest	66,492	—	—	60,128	60,128
LP interest	322,453	—	76,300	215,129	291,429
Rights and warrants	3,937	—	3,795	—	3,795
Senior loan	39,447	—	59	39,553	39,612
	$903,240	$45,239	$80,738	$668,263	$794,240

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
The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the three months ended March 31, 2023 (in thousands):

	December 31, 2022	Contributions/ Purchases	Paid in- kind dividends	Redemptions/ Conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	March 31, 2023
CLO	$6,412	$—	$—	$—	$—	$—	$488	$6,900
Common stock	234,667	—	—	—	—	—	(5,800)	228,867
Convertible notes	50,828	—	—	—	—	—	474	51,302
Life settlement	67,711	1,266	—	—	—	—	(2,593)	66,384
LLC interest	60,836	—	—	—	—	—	(708)	60,128
LP interest	223,141	1,427	—	—	—	—	(9,439)	215,129
Senior loan	43,341	—	1,008	(4,971)	—	11	164	39,553
Total	$686,936	$2,693	$1,008	$(4,971)	$—	$11	$(17,414)	$668,263

The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of March 31, 2023.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
CLO	Discounted Net Asset Value	Discount		70%			$6,900

Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.09	—	$0.95	(0.52%)	$228,867
		NAV / sh multiple	$1.10x	—	$1.45x	$(1.28)x
	Discounted Cash Flow	Discount Rate	8.63%	—	12.00%	(9.85)%
		Market Rent (per sqft)	$16.00	—	$58.00	$(37.00)
		RevPAR	$74.00	—	$192.00	$113.00
		Capitalization Rates	5.38%	—	9.75%	(8.67)%
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$841.00
		N/A	$25.31	—	$28.00	$(26.655)

Convertible Notes	Discounted Cash Flow	Discount Rate	7.00%	—	9.25%	(8.13)%	51,302

Life Settlement	Discounted Cash Flow	Discount Rate		14%			66,384
		Life Expectancy (Months)	12	—	302	63 Months

LLC Interest	Discounted Cash Flow	Discount Rate	8.75%	—	30.00%	(19.375)%	60,128
		Market Rent (per sqft)	$16	—	$58	$(37)
		Capitalization Rate		5.375%

LP Interest	Discounted Cash Flow	Discount Rate	6.40%	—	9.10%	(7.75)%	215,129
		Capitalization Rate	3.6%	—	7.0%	(5.3)%

	Recent Transaction	Price per Share		$22.75

Senior Loan	Discounted Cash Flow	Discount Rate	11.30%	—	20.00%	(15.65)%	$39,553

Total							$668,263

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
As of March 31, 2023, the Company’s life settlement portfolio consists of the following (dollars in thousands):

Number of Policies	Face Value (Death Benefit)		Acquisition Cost		Premium Cost		Estimated Fair Value
Total	Range	Total	Range	Total	Range	Total	Range	Total

28	$1,500 -$15,000	$142,952	$350 - $3,895	$48,132	$0 - $570	$4,006	$65 - $6,163	$66,384

Remaining Life Expectancy (in years)	Number	Face Value	Fair Value
0 - 1	—	$—	$—
1 - 2	3	10,351	7,406
2 - 3	10	49,412	29,685
3 - 4	3	21,000	10,815
4 - 5	3	17,100	8,160
Thereafter	9	45,089	10,318
Total	28	$142,952	$66,384
The premiums to be paid for each of the five succeeding calendar years to keep the life settlement contracts in force as of March 31, 2023, assuming no maturities occur in that period, are as follows (dollars in thousands):

Year	Premiums
2023	4,006
2024	5,768
2025	6,291
2026	7,004
2027	7,675
During the three months ended March 31, 2023, the Company did not purchase any policies, had no policies mature, and paid $1.3 million in premiums to keep the life settlement contracts in force.
11. Shareholders’ Equity
Common Shares
As of March 31, 2023, the Company had 37,171,807 common shares, par value $0.001 per share, issued and outstanding. No shares were issued during the three months ended March 31, 2023.
During the three months ended March 31, 2023, the Company paid a distribution of $0.15 per share on its common shares on March 31, 2023 to shareholders of record on March 15, 2023.

Preferred Shares
On January 8, 2021, the Company issued 3,359,593 5.50% Series A Cumulative Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share ("Series A Preferred Shares") with an aggregate liquidation preference of approximately $84.0 million. The Series A Preferred Shares were issued as part of the consideration for an exchange offer for a portion of the Company’s common shares. The Series A Preferred Shares are callable beginning on December 15, 2023 at a price of $25 per share. The Company may exercise its call option at the Company's discretion. As a result, these are included in permanent equity.
During the three months ended March 31, 2023, the Company declared distributions on its Series A Preferred Shares in the amount of $0.34375 per share, which was paid to holders of Series A Preferred Shares on March 31, 2023 to shareholders of record on March 24, 2023.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

Three Months Ended March 31,
2023
Numerator for loss per share:
Net loss attributable to common shareholders	$(20,676)

Denominator for loss per share:
Weighted average common shares outstanding	37,171,807
Denominator for basic and diluted loss per share	37,171,807

Loss per weighted average common share:
Basic	$(0.56)
Diluted	$(0.56)
13. Related Party Transactions
Advisory and Administrative Fees
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
As of March 31, 2023, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets (defined below). The Advisory Agreement provides that the first portion of the monthly installment of the Advisory Fee shall be paid in cash up to $1.0 million and the remainder of the monthly installment of the Advisory Fee, if any, shall be paid in common shares of the Company, subject to certain restrictions related to maintaining the Company’s status as a REIT and compliance with federal securities laws and rules promulgated by the New York Stock Exchange. In addition, in no event will the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance. The number of common shares payable to the Adviser under the Advisory Agreement as a portion of the Advisory Fee shall equal (i) the total dollar amount of the monthly installment of the Advisory Fee payable minus the $1.0 million cash portion of the monthly installment of the Advisory Fee divided by (ii) the volume-weighted average price per share for the 10 trading days prior to the end of the month for which the Fees will be paid. The Fees shall be payable independent of the performance of the Company or its investments. The Advisory Agreement also provides that the Administrative Fee shall be paid in cash.
On April 11, 2023, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Fees shall be paid in cash unless the Adviser elects, in its sole discretion, to receive all or a portion of the monthly installment of the Fees in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap.
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
For the three months ended March 31, 2023, the Company incurred Administrative Fees and Advisory Fees of $3.6 million, which excludes $0.4 million in fees that were deferred to comply with the Expense Cap. Should the Fees and expenses and any other items subject to the Expense Cap be less than the 1.5% limit for the twelve-month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap.
Guaranties of NexPoint Storage Partners, Inc. Debt
On September 14, 2022, the Company entered into guaranties (the “BS Guaranties”) for the benefit of JPMorgan Chase Bank, National Association (“JPM”) and any additional or subsequent lenders from time to time (collectively, “BS Lender”) under a loan agreement (the "BS Loan Agreement"), pursuant to which the Company guaranteed certain obligations of the borrowers (“BS Borrower”) under the BS Loan Agreement. The Company, through its ownership in NSP, owns an indirect interest in BS Borrower and entered into the BS Guaranties as a condition of BS Lender lending to BS Borrower under the BS Loan Agreement. Pursuant to the BS Guaranties, the Company guaranteed certain carrying obligations, including interest payments, of BS Borrower and certain recourse obligations of BS Borrower pertaining to exculpation or indemnification of BS Lender. The BS Guaranties also provide that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by BS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The BS Loan Agreement provides for a single initial advance of the loan in the amount of $221.8 million to BS Borrower on the closing date, and provides BS Borrower the right to request additional advances in connection with subsequently acquired properties. Amounts outstanding under the BS Loan Agreement are due and payable on September 9, 2023 which date may, at the option of BS Borrower, be extended for two successive one-year terms upon the satisfaction of certain terms and conditions. Borrowings outstanding under the BS Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising BS Borrower and bear interest at the one-month SOFR, subject to a floor of 0.5%, plus an applicable spread of approximately 4.0% with respect to approximately $184.9 million of initial principal thereunder and approximately 5.4% with respect to approximately $36.9 million of initial principal thereunder.
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
In exchange for its services, the SFP IMA provides that NexAnnuity will receive a management fee (the "SFP Management Fee") paid monthly in an amount equal to 1.0% of the average weekly value of an amount equal to the total assets of SFP, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the investment objective, investment guidelines and policies under the SFP IMA, and/or (iv) any other means, plus any value added tax or any other applicable tax, if any, thereon. NexAnnuity may waive all or a portion of the SFP Management Fee.

Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank an affiliate of the Adviser through common beneficial ownership. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the three months ended March 31, 2023, the Company through its subsidiaries has paid approximately $0.1 million in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million as of March 31, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
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
On December 8, 2022, the Company, through NREO, entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in the SAFStor Ventures with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NSP OC in exchange for approximately 47,064 newly created Class B Units of the NSP OC, representing 14.8% of NSP OC Common Units immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NSP, of which the Company owns approximately 86,369 shares, or 53.0%, of the outstanding common stock as of March 31, 2023. In connection with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser following which they were wholly owned by a subsidiary of the NSP OC. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of March 31, 2023, the Company owns approximately 47,064 units, or 29.7%, of the outstanding NSP OC Common Units.
On December 23, 2022, the Company, through NREO, redeemed 2,100,000 NREF OP Units for 2,100,000 shares of common stock of NREF. The NREF OP is the operating partnership of NREF, a publicly traded mortgage REIT managed by an affiliate of the Adviser.

Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the three months ended and as of March 31, 2023, the Company has the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Interest and Dividends		Total Income
SFR WLIF III, LLC	LLC Units	$7,289	$213	$—	$—		$213
NexPoint Residential Trust, Inc.	Common Stock	3,875	13	—	37		50
NexPoint Hospitality Trust	Common Stock	22,935	(4,750)	—	—		(4,750)
NexPoint Hospitality Trust	Convertible Notes	21,677	198	—	62		260
NexPoint Storage Partners, Inc.	Common Stock	103,194	(501)	—	—		(501)
NexPoint Storage Partners Operating Company, LLC	LLC Units	56,232	(273)	—	—		(273)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	48,666	(4,813)	—	602		(4,211)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	29,625	275	—	563		838
Claymore Holdings, LLC	LLC Units	—	—	—	—		—
Allenby, LLC	LLC Units	—	—	—	—		—
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	76,299	(1,071)	—	2,921		1,850
NexPoint Real Estate Finance, Inc.	Common Stock	32,907	(462)	—	1,439	—	977
VineBrook Homes Operating Partnership, L.P.	Partnership Units	166,463	(4,625)	—	1,427	—	(3,198)
Total		$569,162	$(15,796)	$—	$7,051		$(8,745)

14. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of the Company and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of the Company under the guaranties is approximately $83.8 million. As of March 31, 2023, the Company owns approximately 53.0% of the total outstanding shares of common stock of NSP. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 13 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million outstanding, as of March 31, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of March 31, 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore and Allenby are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

15. Operating Leases

Lessor Accounting
We generate the majority of our revenue by leasing our operating properties to customers under operating lease agreements. The manner in which we recognize these transactions in our financial statements is described in the Income Recognition section of Footnote 2 to these consolidated financial statements.
The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at March 31, 2023 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2023	$7,369
2024	6,398
2025	6,089
2026	4,773
2027	3,959
Thereafter	3,308
Total	$31,896

The following table lists the tenants where the rental revenue from the tenants during the period presented represented 10% or more of total rental income in the Company’s consolidated statements of operations (in thousands):

Three Months Ended March 31, 2023
Tenant	Rental Income
Hudson Advisors, LLC	$712
16. Subsequent Events
Dividends Declared
On April 24, 2023, the Board approved a quarterly dividend of $0.15 per common share, payable on June 30, 2023 to shareholders of record on June 15, 2023. Also on April 24, 2023, the Board approved a quarterly dividend of $0.34375 per Series A Preferred Share, payable on June 30, 2023 to shareholders of record on June 23, 2023.
Second Amendment to the Advisory Agreement
On April 11, 2023, the Company entered into the Advisory Agreement whereby the monthly installment of the Fees shall be paid in cash unless the Adviser elects, in its sole discretion, to receive all or a portion of the monthly installment of the Fees in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed the Share Cap and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap.

Cityplace Debt Extension
On May 8, 2023, the Company, CP Tower Owner, LLC (“CP Tower”), CP Land Owner, LLC (“CP Land”), CP Equity Owner, LLC, CP Equity Land Owner, LLC, NexPoint Real Estate Partners, LLC (“NexPoint Real Estate Partners”), Delphi CRE Funding LLC, ACORE Credit IV REIT II SPV, LLC, ACORE Credit IV (Offshore) SPV II, LLC and ACORE Capital Mortgage, LP entered into the Limited Consent and Eleventh Omnibus Amendment Agreement (the “Amendment Agreement”), amending the Loan Agreement, pursuant to which the lenders party thereto made a loan in an original principal amount of $153.7 million to CP Tower and CP Land secured by a mortgage interest in Cityplace Tower in Dallas, Texas. Prior to the execution of the Amendment Agreement, the maturity date for borrowings under the Loan Agreement was May 8, 2023. The Amendment Agreement defers the maturity date to September 8, 2023.
CP Tower is an indirect wholly owned subsidiary of the Company, and CP Land is an indirect wholly owned subsidiary of NexPoint Real Estate Partners. The Company is a limited guarantor for borrowings under the Loan Agreement and its Adviser is an affiliate of NexPoint Real Estate Partners, which is also a limited guarantor for borrowings under the Loan Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report.
Overview
As of March 31, 2023, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of March 31, 2023, there were 2,000 OP Units outstanding, of which 100% were owned by us.
On July 1, 2022, or the Deregistration Date, the SEC issued the Deregistration Order pursuant to Section 8(f) of the Investment Company Act declaring that the Company has ceased to be an investment company under the Investment Company Act. The issuance of the Deregistration Order enabled the Company to proceed with full implementation the Business Change. As a result of the Business Change, we have not provided a comparison of our financial statements to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders.
As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. The Company seeks to achieve this objective through the Business Change. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease and retail. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022 and April 11, 2023, for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser is wholly owned by our Sponsor.
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
On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed in connection with the bankruptcy proceedings of Highland, a former affiliate of our Sponsor, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. In addition, on February 8, 2023, UBS Securities and its affiliate (collectively “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of entities currently or previously affiliated with Mr. Dondero, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our floating rate mortgages and credit facilities, as these costs could increase at a rate higher than our rental and other revenue. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has raised interest rates to combat inflation and restore price stability. In addition, to the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot make assurances that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
Components of Our Revenues and Expenses
Revenues
Rental income. Our rental income is primarily attributable to the rental revenue from our investment in Cityplace Tower, a 42-story, 1.35 million-square-foot, trophy office building acquired in 2018 as well as rental income from two retail properties. Our rental income also includes utility reimbursements, late fees, common area maintenance reimbursements, and other rental fees charged to tenants.
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
Property management fees. Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 13 to our unaudited consolidated financial statements).
Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property owned directly or indirectly by us. Insurance includes the cost of commercial, general liability, and other needed insurance for each property owned directly or indirectly by us.
Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 13 to our unaudited consolidated financial statements).
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

Conversion expense - Conversion expenses include the costs of the Business Change in conjunction with the Deregistration Order, which primarily include legal fees and other fees incurred in preparation for or as a direct result of the conversion. These conversion expenses are included in the consolidated statement of operations and comprehensive income (loss) as conversion expenses.
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
Real Estate Investments Statistics
As of March 31, 2023, the Company was invested in two retail properties and one office and hospitality property (excluding investments in undeveloped land), as listed below:

					Average Effective Monthly Occupied Rent Per Square Foot *(1) as of	% Occupied *(2) as of
Property Name	Rentable Square Footage* (in thousands)	Property Type		Date Acquired	March 31, 2023	March 31, 2023
White Rock Center	82,793	Retail		6/13/2013	$1.50	66.5%
5916 W Loop 289	30,140	Retail		7/23/2013	$0.40	100.0%
Cityplace Tower	1,353,087	Office & Hospitality	(3)	8/15/2018	$2.10	56.4%
	1,466,020
*    Information is unaudited.
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of March 31, 2023, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of March 31, 2023.
(2)Percent occupied is calculated as the rentable square footage occupied as of March 31, 2023, divided by the total rentable square footage, expressed as a percentage.

(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of March 31, 2023.
Results of Operations for the Three Months Ended March 31, 2023 and December 31, 2022
The following table sets forth a summary of our operating results for the three months ended March 31, 2023 and December 31, 2022 (in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended December 31,
	2023	2022
Total revenues	$14,866	$14,367
Total expenses	(12,538)	(11,638)
Operating income	2,328	2,729
Interest expense	(3,462)	(3,218)
Equity in losses of unconsolidated ventures	(76)	(676)
Income tax expense	(806)	(2,459)
Change in unrealized losses	(18,640)	(13,793)
Realized loss	1,135	(5,169)
Net loss	(19,521)	(22,586)
Net income attributable to preferred shareholders	(1,155)	(1,155)
Net loss attributable to common shareholders	$(20,676)	$(23,741)

The change in our net loss for the three months ended March 31, 2023 as compared to the net loss for the three months ended December 31, 2022 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $4.7 million for the three months ended March 31, 2023 compared to $5.5 million for the three months ended December 31, 2022, which was a decrease of $0.7 million. The decrease between the periods was primarily due to a decrease in lease cancellations and buy outs. Rental income primarily consists of lease revenue from our investment in Cityplace Tower.
Interest and dividends. Interest and dividends totaled $10.1 million for the three months ended March 31, 2023 compared to $8.9 million for the three months ended December 31, 2022, which was an increase of $1.2 million. The increase between periods was primarily due to an increase in CLO proceeds.
Other income. Other income was approximately $9.0 thousand for the three months ended March 31, 2023, compared to $14.0 thousand for the three months ended December 31, 2022, which was a decrease of $5.0 thousand. The decreases between periods was primarily due to a decrease in parking fees.
Expenses
Property operating expenses. Property operating expenses were $1.5 million for the three months ended March 31, 2023 compared to $1.9 million for the three months ended December 31, 2022, which was a decrease of $0.4 million. The decrease between periods was primarily due to a decrease in repair and maintenance expenses. Property operating expenses consist primarily of expenses from our investment in Cityplace Tower.
Property management fees. Property management fees were $0.2 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended December 31, 2022, which was an increase of $41.0 thousand. The increase between periods was primarily due to an increase in property management fees at 5916 W Loop 289. Property management fees are primarily based on gross revenues derived primarily from our investment in Cityplace Tower.

Real estate taxes and insurance. Real estate taxes and insurance costs were $1.4 million for the three months ended March 31, 2023 compared to $1.2 million for the three months ended December 31, 2022, which was an increase of $0.2 million. The increase between periods was primarily due to an increase in property taxes at Cityplace Tower. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower.
Advisory and administrative fees. For the three months ended March 31, 2023, the Company incurred Administrative Fees and Advisory Fees of $3.6 million, which excludes $0.4 million in fees that were deferred to comply with the Expense Cap compared to $2.6 million for the three months ended December 31, 2022, which excludes $1.1 million in fees that were deferred to comply with the Expense Cap which was an increase of $1.0 million. The increase in periods was primarily due to a decrease in fees that were required to be deferred to comply with the Expense Cap. Should the Company’s Fees and expenses subject to the Expense Cap be less than the 1.5% limit for the twelve month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap.
Property general and administrative expenses. Property general and administrative expenses were $0.7 million for the three months ended March 31, 2023 compared to $(0.6) million for the three months ended December 31, 2022, which was an increase of $1.3 million. The increase between the periods was primarily due to a write-off of a related party payable at December 31, 2022. Property general and administrative expenses consist primarily of expenses from our investment in Cityplace Tower.
Corporate general and administrative expenses. Corporate general and administrative expenses were $1.5 million for the three months ended March 31, 2023 compared to $1.1 million for the three months ended December 31, 2022, which was an increase of $0.4 million. The increase/decrease between periods was primarily driven by audit fees of $0.5 million.
Conversion expenses. Conversion expenses were $0.2 million for the three months ended March 31, 2023 compared to $1.6 million for the three months ended December 31, 2022, which was a decrease of $1.4 million. The decrease between periods was primarily driven by a decrease in legal fees and audit related fees associated to the conversion of the predecessor.
Depreciation and amortization. Depreciation and amortization costs were $3.5 million for the three months ended March 31, 2023 compared to $3.6 million for the three months ended December 31, 2022, which was a decrease of $0.1 million. The decrease between periods was primarily due to a decrease in amortization of leases. Depreciation and amortization expenses consist primarily of expenses from our investment in Cityplace Tower. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets.
Other Income and Expense
Interest expense. Interest expense was $3.5 million for the three months ended March 31, 2023 compared to $3.2 million for the three months ended December 31, 2022, which was an increase of $0.3 million. The increase between periods was primarily due to an increase in interest expense at Cityplace Tower attributed to an increase in interest rates.
Equity in losses of unconsolidated ventures. Equity in losses of unconsolidated ventures was $0.1 million for the three months ended March 31, 2023 compared to $0.7 million for the three months ended December 31, 2022, which was an increase of $0.6 million. The increase between periods was primarily driven by amortization of the basis difference on the SAFStor Ventures of approximately $1.0 million for the three months ended December 31, 2022.
Income tax expense. The Company has recorded a current income tax expense of $0.9 million associated with the TRSs for the three months ended March 31, 2023, compared to $2.5 million for the three months ended December 31, 2022, which was a decrease of $1.7 million. The decrease is largely driven by income from the Company’s legacy CLO investments and investments in debt instruments not secured by mortgages on real property. The tax expense is partially offset by the quarterly change in valuation allowance on a deferred tax asset of $0.1 million for a net expense of $0.8 million for the three months ended March 31, 2023, that is recorded on the Consolidated Statement of Operations.
Change in unrealized losses. Unrealized losses from our investments accounted for at fair value was $18.6 million for the three months ended March 31, 2023 compared to $13.8 million for the three months ended December 31, 2022, which was a decrease of $4.8 million. The decrease is largely driven by mark-to-market losses on SFR OP Units of $4.8 million, mark-to-market losses on NHT common stock of $4.7 million and losses on VB OP common units of $4.6 million.

Realized gains (losses). Realized gains were $1.1 million for the three months ended March 31, 2023 compared to $(5.2) million for the three months ended December 31, 2022, which was an increase of $6.3 million. The increase was primarily driven by a realized loss of $6.8 million on the contribution of the SAFStor Ventures to the NSP OC.
Non-GAAP Measurements
Net Operating Income and Same Store Net Operating Income
Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) Advisory Fees and Administrative Fees, (3) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) income tax expenses, (6) conversion expenses, (7) entity level general and administrative expenses incurred at the properties that are not reflective of the continuing operations of the properties, (8) non-operating property investment revenue, (9) realized and change in unrealized gains (losses) generated from non-real estate investments, and (10) equity in income (losses) of unconsolidated equity method ventures.
The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Corporate general and administrative expenses, advisory fees and administrative fees, conversion expenses, and income tax expenses are eliminated because they do not reflect continuing operating costs of the property. Depreciation and amortization expenses are eliminated because they may not accurately represent the actual change in value in our properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Equity in income (losses) of unconsolidated equity method ventures are eliminated because they do not reflect continuing operating costs of the property. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale, which will usually change from period to period. Also, expenses that are incurred upon acquisition of a property do not reflect continuing operating costs of the property owner. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. Non-operating property investment revenue and realized and unrealized gains (losses) from non-real estate investments are eliminated as they do not reflect continuing operating costs of the properties. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, Advisory Fees and Administrative Fees, conversion expenses, income tax expenses, depreciation and amortization expense, and gains and losses from the sale of operating real estate assets that are included in net income (loss) as determined under GAAP, certain property general and administrative expenses that are not reflective of the continuing operations of the properties, non-operating property investment revenue and realized and change in unrealized gains and losses generated from non-real estate investments, and equity in income or losses of unconsolidated equity method ventures, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “—Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI.
Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

We define “Same Store NOI” as NOI for our properties that are comparable between periods and that are stabilized. Please see below for a discussion of properties included as Same Store (defined below). We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions from the beginning of the compared period to the end of the current period.
NOI and Same Store NOI for the Three Months Ended March 31, 2023 and December 31, 2022
The following table, reconciles our NOI for the three months ended March 31, 2023 and December 31, 2022 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31	For the Three Months Ended December 31
		2023	2022
Net loss		$(19,521)	$(22,585)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		3,578	2,575
Corporate general and administrative expenses		1,496	1,142
Conversion expense		163	1,615
Income tax expense		806	2,459
Depreciation and amortization		3,524	3,614
Interest expense		3,462	3,218
Property general and administrative expenses	(1)	—	(824)
Non-operating property investment revenue		(10,137)	(8,901)
Realized gains (losses) from non-real estate investments		(1,135)	5,169
Change in unrealized gains (losses) from non-real estate investments		18,640	13,793
Equity in income (losses) of unconsolidated equity method ventures		76	676
NOI		$952	$1,951
Less Non-Same Store
Revenues		$(4,382)	$(5,074)
Operating expenses		3,644	3,368
Same Store NOI		$214	$245
(1)Includes an adjustment to net loss to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties.
Net Operating Income for Our Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2023 and December 31, 2022
There are two properties in our same store pool for the three months ended March 31, 2023 and December 31, 2022 (our "Same Store" properties). Our Same Store properties exclude the following one property in our Portfolio as of March 31, 2023 and December 31, 2022, because it was not yet stabilized: Cityplace Tower. Non-Same Store properties include properties not yet stabilized

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2023 and December 31, 2022 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended March 31	For the Three Months Ended December 31
	2023	2022	$ Change	% Change
Revenues
Same Store
Rental income	$347	$393	$(46)	(11.7)%
Same Store revenues	347	393	(46)	(11.7)%
Non-Same Store
Rental income	4,373	5,074	(701)	(13.8)%
Other income	9	0	9	—%
Non-Same Store revenues	4,382	5,074	(692)	(13.6)%
Total revenues	4,729	5,467	(737)	(13.5)%

Operating expenses
Same Store
Property operating expenses	24	29	(5)	(17.2)%
Real estate taxes and insurance	82	84	(2)	(2.4)%
Property management fees	17	18	(1)	(5.6)%
Property general and administrative expenses	10	17	(7)	(41.2)%
Same Store operating expenses	133	148	(15)	(10.1)%
Non-Same Store
Property operating expenses	1,482	1,834	(352)	(19.2)%
Real estate taxes and insurance	1,275	1,109	166	15.0%
Property management fees	153	174	(21)	(12.1)%
Property general and administrative expenses	733	251	482	192.0%
Non-Same Store operating expenses	3,644	3,368	276	8.2%
Total operating expenses	3,777	3,516	262	7.4%

NOI
Same Store	214	245	(31)	(12.7)%
Non-Same Store	738	1,706	(968)	N/M
Total NOI	$952	$1,951	$(999)	N/M
See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three Months Ended March 31, 2023 and December 31, 2022.”
Same Store Results of Operations for the Three Months Ended March 31, 2023 and December 31, 2022
As of March 31, 2023, our Same Store properties were approximately 75.4% leased with a weighted average monthly effective occupied rent per square foot of $1.21. As of December 31, 2022, our Same Store properties were approximately 75.4% leased with a weighted average monthly effective rent per square foot of $1.21. For our Same Store properties, we recorded the following operating results for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022.
Revenues
Rental Income. Rental income was $0.3 million for the three months ended March 31, 2023, compared to $0.4 million for the three months ended December 31, 2022, which was a decrease of approximately $0.1 million. The majority of this decrease is related to a decrease in occupancy of 1.3% at Cityplace Tower.
Expenses
Property operating expenses. Property operating expenses were $24.3 thousand for the three months ended March 31, 2023, compared to $28.8 thousand for the three months ended December 31, 2022, which was a decrease of approximately $4.5 thousand, or approximately 15.6%. The majority of the decrease is related to a decrease in repair and maintenance costs.
Real estate taxes and insurance. Real estate taxes and insurance costs were $82.0 thousand for the three months ended March 31, 2023, compared to $84.1 thousand for the three months ended December 31, 2022 which was a decrease of approximately $2.1 thousand, or approximately 2.5%. The majority of the decrease is related to a decrease in recoverable taxes.
Property management fees. Property management fees were $17.3 thousand for the three months ended March 31, 2023, compared to $17.9 thousand for the three months ended December 31, 2022 which was a decrease of approximately $0.6 thousand, or approximately 3.4%. The majority of the decrease is related to a decrease in gross receipts upon which property management fees are calculated.
Property general and administrative expenses. Property general and administrative expenses were $9.7 thousand for the three months ended March 31, 2023, compared to $17.4 thousand for the three months ended December 31, 2022 which was a decrease of $7.7 thousand, or approximately 44.3%. The majority of the decrease is related to a decrease in miscellaneous legal fees.
FFO and AFFO
We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.
Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. FFO is defined by NAREIT as net income (loss) computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization. We compute FFO attributable to common shareholders in accordance with NAREIT’s definition.
AFFO makes certain adjustments to FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts FFO to remove items such as the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, and change in unrealized gains (losses). We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.
We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative or substitute to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define AFFO differently than we do.
The following table reconciles our calculations of FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three months ended March 31, 2023 and December 31, 2022 (in thousands, except per share amounts):

		For the Three Months Ended March 31,	For the Three Months Ended December 31,
		2023	2022
Net loss		$(19,521)	$(22,586)
Depreciation and amortization		3,524	3,614
Realized gains		(1,135)	5,169

FFO		(17,132)	(13,803)
Distributions to preferred shareholders		(1,155)	(1,155)
FFO attributable to common shareholders		(18,287)	(14,958)

FFO per share - basic		$(0.49)	$(0.40)
FFO per share - diluted		$(0.49)	$(0.40)
			—
Amortization of deferred financing costs - long term debt		(474)	(92)
Change in unrealized losses		18,640	13,793
AFFO attributable to common shareholders		(121)	(1,257)

AFFO per share - basic		$0.00	$(0.03)
AFFO per share - diluted		$0.00	$(0.03)

Weighted average common shares outstanding - basic		$37,172	$37,172
Weighted average common shares outstanding - diluted		37,172	37,172

Dividends declared per common share		$0.15	$0.15

FFO Coverage - diluted	(1)	-3.28x	-2.68x
AFFO Coverage - diluted	(1)	-0.02x	-0.23x

Net income (loss) coverage		-3.5x	-4.05x

(1) Indicates coverage ratio of FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended March 31, 2023 as compared to the three months ended December 31, 2022
FFO was $(17.1) million for the three months ended March 31, 2023 compared to $(13.8) million for the three months ended December 31, 2022, which was an decrease of approximately $3.3 million. The change in our FFO between the periods primarily relates to a decrease in unrealized losses of $4.3 million.
AFFO was $(121.0) thousand for the three months ended March 31, 2023 compared to $(1.3) million for the three months ended December 31, 2022, which was an increase of approximately $1.1 million. The change in our AFFO between the periods primarily relates to a decrease in income tax expense of $1.6 million.
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of March 31, 2023, we had $10.9 million of cash available to meet our short-term liquidity requirements. As of March 31, 2023, we also had $36.5 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral.
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
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2023.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2023 and December 31, 2022 (in thousands):

	For the Three Months Ended March 31	For the Three Months Ended December 31
	2023	2022
Net cash provided by operating activities	$505	$3,858
Net cash provided by (used in) investing activities	8,234	(1,244)
Net cash used in financing activities	(12,587)	(17,663)
Net decrease in cash, cash equivalents and restricted cash	(3,848)	(15,049)
Cash, cash equivalents and restricted cash, beginning of period	48,649	63,698
Cash, cash equivalents and restricted cash, end of period	$44,801	$48,649
Cash flows from operating activities. During the three months ended March 31, 2023, net cash provided by operating activities was $0.5 million compared to net cash provided by operating activities of $3.9 million for the three months ended December 31, 2022. The change in cash flows from operating activities was primarily due to a decrease in mark-to-market assets. Operating cash flows were primarily driven by dividends received from our equity portfolio.
Cash flows from investing activities. During the three months ended March 31, 2023, net cash provided by investing activities was $8.2 million compared to net cash used in investing activities of $1.2 million for the three months ended December 31, 2022. The change in cash flows from investing activities was primarily due to an increase in proceeds from the sale of investments of $13.1 million. Cash flows from investing activities was primarily driven by proceeds from the sale of several equities for $8.1 million.
Cash flows from financing activities. During the three months ended March 31, 2023, net cash used in financing activities was $12.6 million compared to net cash used in financing activities of $17.7 million for the three months ended December 31, 2022. The change in cash flows from financing activities was primarily due to a decrease in prime brokerage borrowing repayments of $6.1 million. Cash flows from financing activities was primarily driven by prime brokerage borrowings of $6.4 million, offset by credit facility repayments of $3.0 million, prime brokerage repayments of $8.3 million and dividends paid to common shareholders of $5.6 million.
Debt
Mortgage Debt
As of March 31, 2023, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $144.1 million at a weighted average interest rate of 7.8%. See Note 7 to our unaudited consolidated financial statements for additional information.
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
Credit Facility
On January 8, 2021, the Company entered into the Credit Facility with Raymond James Bank, N.A. and drew the full balance. As of March 31, 2023, the Credit Facility, as amended, bore interest at one-month LIBOR plus 3.5% and matures on November 6, 2023. On March 6, 2023, the interest rate on the Credit Facility increased to one-month LIBOR plus 4.25%. During the three months ended March 31, 2023, the Company paid down $3.0 million on the Credit Facility. As of March 31, 2023, the Credit Facility had an outstanding balance of $8.0 million. For additional information regarding our Credit Facility, see Note 6.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2023 for the next five calendar years subsequent to March 31, 2023.

	Payments Due by Period (in thousands)
	Total		2023	2024	2025	2026	2027	Thereafter
Property Level Debt
Principal payments	$157,328		$144,078	$—	$13,250	$—	$—	$—
Interest expense	6,684		4,982	1,063	639	—	—	—
Total	$164,012		$149,060	$1,063	$13,889	$—	$—	$—

Prime Brokerage Borrowing
Principal payments	$736		$—	$—	$—	$—	$—	$736	(1)
Interest expense	195		39	39	39	39	39	—	(1)
Total	$931		$39	$39	$39	$39	$39	$736

Preferred Shares
Dividend payments	N/A	(2)	$3,465	$4,620	$4,620	$4,620	$4,620	N/A	(2)

Credit Facility
Principal payments	$8,000		$8,000	$—	$—	$—	$—	$—
Interest expense	435		435	—	—	—	—	—
Total	$8,435		$8,435	$—	$—	$—	$—	$—

Total contractual obligations and commitments	$173,378		$161,000	$5,722	$18,548	$4,659	$4,659	$736
(1)Assumes no additional borrowings or repayments. The Prime Brokerage balance has no stated maturity date.
(2)The Series A Preferred Shares are perpetual.
Credit Facility
The Credit Facility will mature on November 6, 2023 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.
Cityplace Debt
On November 8, 2022, we received lender consent to defer the maturity of the Cityplace debt to February 8, 2023. On February 8, 2023, the lenders agreed to defer the maturity of the debt by three months to May 8, 2023 with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics are met. Also on May 8, 2023, the parties to the loan agreement agreed to convert the index upon which the interest rate is based to one-month SOFR effective as of the first interest period beginning on or after May 8, 2023. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.

Advisory Agreement
As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser the Fees, which includes the Advisory Fee equal to 1.00% of Managed Assets and the Administrative Fee equal to 0.20% of the Company’s Managed Assets. The Advisory Agreement provides that the Fees shall be paid in cash, unless the Adviser, in its sole discretion, elects to have all or a portion of the monthly installment of the Fees paid in common shares of the Company, subject to certain restrictions. For additional information, see Notes 14 and 17 to our unaudited consolidated financial statements.
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
As of March 31, 2023, a total of $1.5 million in Fees to the Adviser have been deferred to comply with the Expense Cap. Should the Company’s Fees and expenses subject to the Expense Cap be less than the 1.5% limit for the twelve month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap.
Income Taxes
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $0.9 million associated with the TRSs for the three months ended March 31, 2023, which is largely driven by income from the Company’s legacy CLO investments and investments in debt instruments not secured by mortgages on real property. The tax expense is partially offset by removing the quarterly change in valuation allowance on a deferred tax asset of $0.1 million for a net expense of $0.8 million for the three months ended March 31, 2023, that is recorded on the Consolidated Statement of Operations.
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of March 31, 2023, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of March 31, 2023 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2023. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).
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
We will make dividend payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a dividend on our common shares of $0.15 per share which was paid on March 31, 2023 to shareholders of record on March 15, 2023. Our Board declared a dividend on our Series A Preferred Shares of $0.34375 per share which was paid on March 31, 2023 to shareholders of record on March 24, 2023. We expect that dividends on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
Off-Balance Sheet Arrangements
As of March 31, 2023, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
The Company is the guarantor on three secured loans to, and dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser, with the secured loans having an aggregate principal amount of approximately $662.1 million outstanding as of March 31, 2023. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 13 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million as of March 31, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2023, there have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
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
REIT Tax Election
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our shareholders. Taxable income from certain non-REIT activities are managed through one or more TRS entities and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $0.9 million associated with the TRSs for the three months ended March 31, 2023, which is largely driven by income from the Company’s legacy CLO investments and investments in debt investments not secured by mortgages on real property. The tax expense is partially offset by the quarterly change in the valuation allowance on a deferred tax asset of $0.1 million for a net expense of $0.8 million for the three months ended March 31, 2023, that is recorded on the Consolidated Statement of Operations. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Cityplace Debt Extension
On May 8, 2023, the Company, CP Tower, CP Land, CP Equity Owner, LLC, CP Equity Land Owner, LLC, NexPoint Real Estate Partners, Delphi CRE Funding LLC, ACORE Credit IV REIT II SPV, LLC, ACORE Credit IV (Offshore) SPV II, LLC and ACORE Capital Mortgage, LP entered into the Amendment Agreement, amending the Loan Agreement pursuant to which the lenders party thereto made a loan in an original principal amount of $153.7 million to CP Tower and CP Land secured by a mortgage interest in Cityplace Tower in Dallas, Texas. Prior to the execution of the Amendment Agreement, the maturity date for borrowings under the Loan Agreement was May 8, 2023. The Amendment Agreement defers the maturity date to September 8, 2023.
CP Tower is an indirect wholly owned subsidiary of the Company, and CP Land is an indirect wholly owned subsidiary of NexPoint Real Estate Partners. The Company is a limited guarantor for borrowings under the Cityplace Loan Agreement and its Adviser is an affiliate of NexPoint Real Estate Partners, which is also a limited guarantor for borrowings under the Loan Agreement.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1	NexPoint Diversified Real Estate Trust 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023).

10.2	Form of Restricted Shares Units Agreement (Trustee) (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.3*	Form of Restricted Shares Units Agreement (Key Employee).

10.4*	Form of Restricted Shares Units Agreement (Employee).

10.5
Second Amendment to Advisory Agreement, by and between the Company and the Adviser, dated April 11, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2023).

10.6
Loan Agreement, dated as of August 15, 2018, by and between CP Tower Owner, LLC and CP land Owner, LLC, as Borrower, Delphi CRE Funding LLC, AC IV CA Mortgage LLC and the other lenders from time to time party thereto, as Lenders, and Acore Capital Mortgage, LP, as Administrative Agent for the Lenders, as amended through February 8, 2023 (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

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
_______________________
*Filed herewith.
+    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President and Trustee	May 12, 2023
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer, Executive VP-Finance, Treasurer, Assistant Secretary and Trustee	May 12, 2023
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)