Form 10-Q
period 2023-06-30
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2023-08-14
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2023, the registrant had 37,186,395.75 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-Q
Quarter Ended June 30, 2023
i

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this quarterly report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “estimate,” “project,” “should,” “will,” “would,” “result,” "could," "future," "continue," "if," the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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
iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2023 (Unaudited)	December 31, 2022

ASSETS
Consolidated Real Estate Investments
Land	$47,708	$47,708
Buildings and improvements	181,886	174,469
Intangible lease assets	10,979	10,979
Construction in progress	39,654	39,731
Furniture, fixtures, and equipment	362	354
Total Gross Consolidated Real Estate Investments	280,589	273,241
Accumulated depreciation and amortization	(14,023)	(7,158)
Total Net Consolidated Real Estate Investments	266,566	266,083
Investments, at fair value ($552,667 and $576,419 with related parties, respectively)	712,657	754,910
Equity method investments ($7,306 and $7,272 with related parties, respectively)	69,590	70,656
Life insurance policies, at fair value	60,619	67,711
Cash and cash equivalents	10,590	13,360
Restricted cash	34,201	35,289
Accounts receivable, net	1,698	1,903
Prepaid and other assets	7,507	6,441
Accrued interest and dividends	8,131	4,302
Deferred tax asset, net	1,983	2,247
TOTAL ASSETS	$1,173,542	$1,222,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$143,421	$144,414
Notes payable, net ($20,000 and $0 with related party, respectively)	37,902	24,250
Prime brokerage borrowing	2,118	2,624
Accounts payable and other accrued liabilities	8,483	13,865
Income tax payable	—	10,720
Accrued real estate taxes payable	2,262	254
Accrued interest payable	1,286	1,115
Security deposit liability	414	416
Prepaid rents	931	1,273
Intangible lease liabilities, net	5,284	6,027
Due to affiliates	112	112
Total Liabilities	$202,213	$205,070

Shareholders' Equity:

Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 37,171,807 shares issued and outstanding	37	37
Additional paid-in capital	1,000,281	999,845
Accumulated earnings (loss)	(28,992)	17,947
Total Shareholders' Equity	971,329	1,017,832
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,173,542	$1,222,902

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2023	2023
Revenues
Rental income	$5,417	$10,137
Interest income ($692 and $1,317 with related parties, respectively)	1,751	3,769
Dividend income ($6,438 and $12,864 with related parties, respectively)	6,690	14,809
Other income	22	31
Total revenues	13,880	28,746
Expenses
Property operating expenses	2,520	4,026
Property management fees	191	362
Real estate taxes and insurance	1,340	2,697
Advisory and administrative fees	1,660	5,238
Property general and administrative expenses	1,025	1,768
Corporate general and administrative expenses	2,252	3,748
Conversion expenses	1,281	1,444
Depreciation and amortization	3,584	7,108
Total expenses	13,853	26,391
Operating income	27	2,355
Interest expense	(3,762)	(7,224)
Equity in income (losses) of unconsolidated equity method ventures ($209 and $421 with related parties, respectively)	422	346
Change in unrealized gains (losses) ($(1,303) and $(17,311) with related parties, respectively)	(9,332)	(27,972)
Realized gains (losses)	(914)	221
Net loss before income taxes	(13,559)	(32,274)
Income tax expense	(308)	(1,114)
Net loss	(13,867)	(33,388)
Net loss attributable to preferred shareholders	(1,155)	(2,310)
Net loss attributable to common shareholders	$(15,022)	$(35,698)

Weighted average common shares outstanding - basic	37,172	37,172
Weighted average common shares outstanding - diluted	37,172	37,172

Loss per share - basic	$(0.40)	$(0.96)
Loss per share - diluted	$(0.40)	$(0.96)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Predecessor Basis)
(in thousands)
(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Investment income:
Income:
Dividends from unaffiliated issuers	$52,647	$60,178
Dividends from affiliated issuers	8,778	15,025
Interest from unaffiliated issuers	196	991
Interest from affiliated issuers	2,859	3,002
Total income	64,480	79,196

Expenses:
Investment advisory	3,224	6,279
Income tax expense	2,000	2,000
Legal fees	463	987
Interest expense and commitment fees	373	696
Conversion expense	108	471
Accounting services fees	171	334
Insurance	139	185
Reports to shareholders	68	136
Trustees fees	41	109
Audit and tax preparation fees	39	77
Transfer agent fees	42	72
Pricing fees	42	68
Registration fees	29	56
Other	130	322
Total operating expenses	6,869	11,792
Net investment income	57,611	67,404
Preferred dividend expenses	(1,155)	(2,310)

Net realized and unrealized gain (loss) on investments
Realized gain on:
Investments from unaffiliated issuers	1,302	28,893
Securities sold short	253	253

Net change in unrealized gain on:
Investments from unaffiliated issuers	(29,064)	(43,752)
Investments from affiliated issuers	39,764	76,346
Securities sold short	(153)	—

Net realized and unrealized gain on investments	12,102	61,740
Total increase in net assets resulting from operations	$68,557	$126,834
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Three Months Ended June 30, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, March 31, 2023	3,359,593	$3	37,171,807	$37	$999,845	$(8,304)	$991,581
Vesting of stock-based compensation	—	—	—	—	436	—	436
Net loss attributable to common shareholders	—	—	—	—	—	(15,022)	(15,022)
Net loss attributable to preferred shareholders	—	—	—	—	—	1,155	1,155
Common share dividends declared ($0.15 per share)	—	—	—	—	—	(5,666)	(5,666)
Preferred share dividends declared ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)
Balances, June 30, 2023	3,359,593	$3	37,171,807	$37	$1,000,281	$(28,992)	$971,329

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Six Months Ended June 30, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2022	3,359,593	$3	37,171,807	$37	$999,845	$17,947	$1,017,832
Vesting of stock-based compensation	—	—	—	—	436	—	436
Net loss attributable to common shareholders	—	—	—	—	—	(35,698)	(35,698)
Net loss attributable to preferred shareholders	—	—	—	—	—	2,310	2,310
Common share dividends declared ($0.30 per share)	—	—	—	—	—	(11,241)	(11,241)
Preferred share dividends declared ($0.68750 per share)	—	—	—	—	—	(2,310)	(2,310)
Balances, June 30, 2023	3,359,593	$3	37,171,807	$37	$1,000,281	$(28,992)	$971,329
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Predecessor Basis)
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Increase (decrease) in net assets operations:
Net investment income	$57,611	$67,404
Preferred dividend expenses	(1,155)	(2,310)
Accumulated net realized gain (loss) on investments, securities sold short, written options, futures contracts, and foreign currency transactions	1,555	29,146
Net change in unrealized appreciation on investments, securities sold short, written options contracts and translation of assets and liabilities denominated in foreign currency	10,546	32,594
Net increase from operations	68,557	126,834

Distributions declared to common shareholders:
Distribution	(5,573)	(11,139)
Total distributions declared to common shareholders:	(5,573)	(11,139)
Increase in net assets from operations and distributions	62,984	115,695

Share transactions:
Value of distributions reinvested	741	1,425
Proceeds from sale of shares	—	1,288
Net increase from shares transactions	741	2,713
Total increase in net assets	63,725	118,408

Net assets
Beginning of period	965,891	911,208
End of period	$1,029,616	$1,029,616

Change in Common Shares
Issued for distribution reinvested	46	92
Net increase in common shares	46	92
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

For the Six Months Ended June 30,
2023
Cash flows from operating activities
Net loss	$(33,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,108
Amortization of intangible lease assets and liabilities	(581)
Amortization of deferred financing costs	244
Paid-in-kind interest	(1,961)
Realized (gain) loss	(221)
Net change in unrealized (gain) loss on investments held at fair value ($17,311 with related parties)	27,972
Equity in income (losses) of unconsolidated ventures ($421 with related parties)	(346)
Distributions of earnings from unconsolidated ventures ($386 with related parties)	1,412
Vesting of stock-based compensation	436
Cash paid for life settlement premiums	(2,532)
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred tax asset	264
Income tax payable	(10,720)
Real estate taxes payable	2,008
Operating assets	(5,064)
Operating liabilities	(5,480)
Net cash used in operating activities:	(20,849)
Cash flows from investing activities
Proceeds from sale of investments	25,084
Purchases of investments	(2,102)
Additions to consolidated real estate investments	(7,348)
Proceeds from life settlement policy maturities	2,999
Net cash provided by investing activities	18,633

Cash flows from financing activities
Proceeds received from notes payable	20,000
Mortgage payments	(1,182)
Prime brokerage borrowing	9,922
Credit facilities payments	(6,000)
Prime brokerage payments	(10,428)
Deferred financing costs paid	(403)
Dividends paid to preferred shareholders	(2,310)
Dividends paid to common shareholders	(11,241)
Net cash used in financing activities:	(1,642)

Net decrease in cash, cash equivalents and restricted cash	(3,858)

Cash, cash equivalents and restricted cash, beginning of period (Note 3)	$48,649
Cash, cash equivalents and restricted cash, end of period	$44,791

Supplemental Disclosure of Cash Flow Information
Interest paid	$7,053
Income tax paid	$13,700
Supplemental Disclosure of Noncash Activities
Change in capitalized construction costs included in accounts payable and other accrued liabilities	$—
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
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of June 30, 2023, there were 2,000 partnership units of the OP (the “OP Units”) outstanding, of which 100.0% were owned by the Company.
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
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022 and April 11, 2023, (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of June 30, 2023. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
2. Summary of Significant Accounting Policies
Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K ("2022 Annual Report"), filed with the United States Securities and Exchange Commission (SEC) and also available on our website (nxdt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2022 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.
Considerations Related to Tightening Monetary Policy
The macroeconomic environment remains challenging as central banks have continued to rapidly raise interest rates. The rising rate environment, coupled with large bank failures in early 2023 and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.

Financial Statement Preparation
The accompanying consolidated financial statements have been prepared in accordance with the rules applicable to quarterly reports on Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (U.S.), or General Accepted Accounting Principles (GAAP), for annual financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments, except as otherwise noted) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events, such as weakening global macroeconomic conditions and stress in the banking system, including less available and more expensive debt capital. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include the value of goodwill, intangibles and other long-lived assets, real estate assets, accounts receivable, contract assets, operating lease assets, investments in unconsolidated subsidiaries and assumptions used in the calculation of income taxes, retirement and other post-employment benefits, among others. These estimates and assumptions are based on our best judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including consideration of the current economic environment, and adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Income Taxes

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to stockholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. Our consolidated net loss before income taxes was $13.6 million for the three months ended June 30, 2023 and $32.3 million for the six months ended June 30, 2023. Our provision for income taxes was $0.3 million for the three months ended June 30, 2023 and $1.1 million for the six months ended June 30, 2023.

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three and six months ended June 30, 2023 were (2.27)% and (3.45)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
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

As of June 30, 2023, the Company, through the OP, owned four properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of June 30, 2023:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	June 30, 2023
White Rock Center		Dallas, Texas	2013	100%
5916 W Loop 289		Lubbock, Texas	2013	100%
Cityplace Tower		Dallas, Texas	2018	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022	100%

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
5. Consolidated Real Estate Investments
As of June 30, 2023, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated balance sheet, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,314	$1,921	$(101)	$—	$5	$13,454
5916 W Loop 289	1,081	2,939	—	—	—	—	4,020
Cityplace Tower	18,812	168,633	9,058	(6,669)	39,654	357	229,845
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	26,500
	47,708	181,886	10,979	(6,770)	39,654	362	273,819
Accumulated depreciation and amortization	—	(8,478)	(5,335)	1,486	—	(210)	(12,537)
Total Operating Properties	$47,708	$173,408	$5,644	$(5,284)	$39,654	$152	$261,282

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
Depreciation expense was $2.3 million and $4.4 million for the three and six months ended June 30, 2023, respectively. Amortization expense related to the Company’s intangible lease assets was $1.2 million and $2.5 million for the Company’s intangible lease liabilities for the three and six months ended June 30, 2023, respectively. Amortization expense related to the Company's intangible lease liabilities was $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively.
Acquisitions
There were no acquisitions by the Company for the six months ended June 30, 2023.
6. Debt
Cityplace Debt
The Company has debt on its office and hospitality real estate property pursuant a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. The debt had an original maturity of September 8, 2022, and the Company deferred the maturity date with the lender to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics are met. On May 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by four months to September 8, 2023. Also on May 8, 2023, the parties to the Loan Agreement agreed to convert the index upon which the interest rate is based to the one-month secured overnight financing rate ("SOFR") effective as of the first interest period beginning on or after May 8, 2023. The debt restructuring per the terms of the Eleventh Omnibus Amendment Agreement is considered a debt modification. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $143.5 million principal balance outstanding as of June 30, 2023, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. The below table contains summary information related to the mortgages payable (dollars in thousands):

	Outstanding principal as of June 30, 2023	Interest Rate	Maturity Date
Note A-1	$101,955	7.50%	9/8/2023
Note A-2	22,303	11.50%	9/8/2023
Note B-1	12,835	7.50%	9/8/2023
Note B-2	3,186	11.50%	9/8/2023
Mezzanine Note 1	2,807	11.50%	9/8/2023
Mezzanine Note 2	401	11.50%	9/8/2023
Mortgages payable	143,487
Deferred financing costs, net	(66)
Mortgages payable, net	$143,421
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 8.3% as of June 30, 2023.
The Loan Agreement contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2023, the Company believes it is in compliance with all covenants.
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
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. The Credit Facility, as amended, matures on November 6, 2023 and as of June 30, 2023, bore interest at the one-month SOFR plus 4.25%. During the six months ended June 30, 2023, the Company paid down $6.0 million on the Credit Facility. As of June 30, 2023, the Credit Facility had an outstanding balance of $5.0 million. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. Management believes that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million. As of June 30, 2023, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 20, 2024, with the option to extend the maturity by one year, twice. As of June 30, 2023, the NexBank Revolver had an outstanding balance of $20.0 million.
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

Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company. The Company from time to time borrows against the value of these securities. As of June 30, 2023, the Company had a margin balance of approximately $2.1 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $10.2 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the floating interest rate nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2023 are as follows (in thousands):

	Mortgages Payable	Notes Payable	Total
2023	$143,487	$5,000	$148,487
2024	—	20,000	20,000
2025	—	13,250	13,250
2026	—	—	—
2027	—	—	—
Thereafter	—	—	—
Total	$143,487	$38,250	$181,737
7. Variable Interest Entities
As of June 30, 2023, the Company has accounted for the following investments as unconsolidated VIEs:

Entities	Instrument	Asset Type	Percentage Ownership as of June 30, 2023	Relationship as of June 30, 2023
Unconsolidated Entities:
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	16.0%	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.1%	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.7%	VIE
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	VIE
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%	VIE
IQHQ Holdings, LP	LP interest	Life science	1.1%	VIE
Consolidated VIEs
The Company did not have any consolidated VIEs for the period ended June 30, 2023.

8. Equity Method Investments
Below is a summary of the Company’s equity method investments as of June 30, 2023 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$12,169		$(9,590)	$21,759	$(14)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	26,216		21,334	4,882	245
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,306		7,466	(160)	386
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		11,587		9,990	1,597	721
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
					$69,590		$41,512	$28,078	$1,338

Below is a summary of the Company’s equity method investments as of December 31, 2022 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)		Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$13,013		$—		$13,013	$(217)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	27,136		21,334		5,802	(227)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,272		7,466		(194)	280
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312		—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		10,923		8,751		2,172	665
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—		—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—		—	—
					$70,656		$49,863	$—	$20,793	$501
Below is a summary of the Company's investments as of June 30, 2023 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "investments, at fair value" on the consolidated balance sheet.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	16.0%	(7)	$75,909	(6)
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.2%	(7)	32,739	(6)
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.1%	(7)	167,305	(6)
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%	(3)	105,006	(6)
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.7%		57,220	(6)
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		49,720	(6)
NexPoint Hospitality Trust	Common stock	Hospitality	45.4%		16,964	(6)
LLV Holdco, LLC	LLC interest	Land	26.8%		3,373	(6)
					$508,236
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
(6)The Company has elected the fair value option with respect to these investments. The basis in these investments is their June 30, 2023 fair value.
(7)The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of the investee or its parent and as such, accounts for the investee using the equity method.
Sandstone
On May 29, 2015, the Company, via a wholly owned subsidiary, invested $12 million in Sandstone Pasadena Apartments, LLC ("Sandstone"), which beneficially owns a 696-unit multifamily property (the “Ashmore”) located in Pasadena, Texas. This contribution by the Company gave it an initial ownership percentage of 83.3%. Sandstone and the Ashmore are managed by Knightvest 2015, LLC (the “Sandstone Manager”). The LLC agreement of Sandstone vests the Sandstone Manager with the exclusive right, power, authority and discretion in conducting the business of Sandstone, subject to certain exceptions. Since the Company does not have a controlling financial interest, it does not consolidate Sandstone and therefore uses the equity method of accounting. Per the Sandstone organizational documents, the Company was entitled to a return on unreturned equity of 10%, which compounded annually. There was a capital event in 2018 which led to a full return of the Company’s and the other member’s equity in Sandstone. This triggered a change in the distribution-sharing percentage, which is now effectively 50% for the Company. The Sandstone Manager determines the monthly distributions at their discretion. As of June 30, 2023, the Company still maintains 50% ownership of Sandstone.
Marriott Uptown
On June 8, 2018, the Company, through a subsidiary, initially invested amounts in exchange for which it received an approximately 85% interest in AM Uptown Hotel, LLC, (“AM Uptown”) which beneficially owns a 255-key upscale hotel (the “Marriott Uptown”) located in Dallas, Texas. AM Uptown appointed Alamo Manhattan Properties, LLC (“Alamo Manhattan”) as the manager to manage and operate the Marriott Uptown. The management, control and direction of AM Uptown and its operations, business and affairs is vested exclusively in Alamo Manhattan, which has the right, power, and authority, acting solely by itself to carry out all the purposes of AM Uptown. The Company does not participate in the management, control, or direction of AM Uptown’s operations, business, or affairs and has no substantive kickout rights over Alamo Manhattan. Since the Company does not have a controlling financial interest, it does not consolidate AM Uptown and therefore uses the equity method of accounting. As of June 30, 2023, the Company maintains 60% ownership interest of AM Uptown due to previous capital events that triggered a change in the distribution-sharing percentage and ownership percentage.
SFR WLIF III
On July 11, 2019, the Company initially invested amounts in exchange for which it received an approximately 20% interest in SFR WLIF III, LLC, an SPE designed to hold an investment in debt issued to VineBrook Homes Operating Partnership, L.P. (the "VB OP"), an entity that manages single family rental properties, whose parent is advised by an affiliate of the Adviser. The loan to the VB OP bears interest at 1-month SOFR plus 155 basis points, matures on December 1, 2025, and has an outstanding principal balance of $238.5 million. SFR WLIF III, LLC is managed, directly or indirectly, by an affiliate of the Adviser. As the Company is not the primary beneficiary in this entity, it is accounted for as an equity method investment.

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
Claymore and Allenby
The Company owns noncontrolling interests in two LLCs, Claymore and Allenby, created to hold litigation claims. The probability, timing, and potential amount of recovery, if any, are unknown as of June 30, 2023. Since the Company does not have controlling financial interests in these entities, they are accounted for as equity method investments.
NexPoint Real Estate Finance Operating Partnership, L.P.
In February 2020, the Company contributed assets to certain subsidiaries of the then-newly formed NexPoint Real Estate Finance Operating Partnership, L.P. (the "NREF OP"), the operating partnership of a publicly traded mortgage REIT, in exchange for equity in those subsidiaries. The equity in the subsidiaries owned by the Company, including additional equity received upon receipt of liquidating distributions from other vehicles that contributed to the NREF OP, was subsequently contributed to the Company's wholly owned subsidiary NexPoint Real Estate Opportunities, LLC ("NREO") and redeemed for limited partnership units in the NREF OP. The NREF OP is the operating partnership of NexPoint Real Estate Finance, Inc. ("NREF"), a public mortgage REIT managed by an affiliate of the Adviser. The Company, through NREO, owns approximately 16.0% of the common units of limited partnership of the NREF OP ("NREF OP Units"), and is not considered the primary beneficiary.
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
VineBrook Homes Operating Partnership, L.P.
On November 1, 2018, the Company through NREO contributed $70.7 million to the VB OP in exchange for limited partnership units. The VB OP is the operating partnership of VineBrook Homes Trust, Inc. ("VineBrook"), a private single-family rental REIT managed by an affiliate of the Adviser. The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of VineBrook and as such, the investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option. The Company, through NREO, owns approximately 11.1% of the common units of the VB OP as of June 30, 2023 and is not considered the primary beneficiary.

NexPoint Storage Partners, Inc.
In November 2020, the Company’s preferred stock investment in Jernigan Capital, Inc. was converted into common shares of NexPoint Storage Partners, Inc. ("NSP") as part of a transaction where affiliates of the Adviser took Jernigan Capital, Inc. private. NSP is a privately owned self-storage REIT. As of June 30, 2023, the Company owns 53.0% of the outstanding common stock of NSP. The Company has determined that it is not the primary beneficiary of NSP. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint Storage Partners Operating Company, LLC.
On December 8, 2022, the Company, through NREO, contributed all of its interests in the joint ventures (the "SAFStor Ventures") with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for 47,064 newly created Class B Units of the NSP OC. The NSP OC is the operating company of NSP. As of June 30, 2023, the Company owns approximately 29.7% of the outstanding combined classes of common units of the NSP OC (the “NSP OC Common Units") and is not the primary beneficiary, and as such, the investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint SFR Operating Partnership, L.P.
On June 8, 2022, the Company, directly or through one or more subsidiaries, contributed $25.0 million to the newly formed NexPoint SFR Operating Partnership, L.P. (the "SFR OP") in exchange for common units of the SFR OP (the “SFR OP Units"). Additionally, on June 8, 2022, the Company, directly or through one or more subsidiaries, loaned $25.0 million to the SFR OP in exchange for $25.0 million of 7.50% convertible notes of the SFR OP (the “SFR OP Convertible Notes") that are interest only during the term and mature on June 30, 2027. The SFR OP is a subsidiary of NexPoint Homes Trust, Inc. ("NXHT"), a single-family rental REIT managed by an affiliate of the Adviser. Subsequent to June 8, 2022 and through December 31, 2022, the Company, directly or through one or more subsidiaries, contributed approximately an additional $27.5 million to the SFR OP in exchange for SFR OP Units. Subsequent to June 8, 2022 and through December 31, 2022, the Company, directly or through one or more subsidiaries, contributed approximately an additional $1.0 million to the SFR OP in exchange for SFR OP Units through distribution reinvestments. Additionally, subsequent to June 8, 2022 and through December 31, 2022, the Company, directly or through one or more subsidiaries, loaned an additional $5.0 million to the SFR OP in exchange for $5.0 million of SFR OP Convertible Notes. On April 18, 2023, the SFR OP paid down approximately $8.5 million of the SFR OP Convertible Notes. Subsequent to January 1, 2023 and through June 30, 2023, the Company received 27,261 SFR OP Units in lieu of cash dividends. On June 30, 2023, the SFR OP Units were reclassified into Class A, Class B and Class C Common Units, with the SFR OP Units held by the Company being reclassified as Class B Common Units. As a result of the reclassification, the Company has 50% of the voting power of the SFR OP Units, including with respect to the election of directors to the board of directors of the SFR OP. As of June 30, 2023, the Company, owns approximately 30.8% of the outstanding units of SFR OP and does not have a controlling financial interest. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option.
NexPoint Hospitality Trust
As of June 30, 2023, the Company owns 45.4% of the outstanding common stock of NexPoint Hospitality Trust ("NHT") and does not have a controlling financial interest. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option. NHT is a publicly traded hospitality REIT that owns 10 properties located throughout the United States. NHT is managed by an affiliate of the Adviser. NHT is listed on the TSX Venture Exchange under the ticker NHT.U.
LLV Holdco, LLC
As of June 30, 2023, the Company owns approximately 26.8% of the series A and B equity units of LLV Holdco, LLC (“LLV”) and does not have a controlling financial interest. The investment qualifies to be accounted for using the equity method. However, management has elected to account for the investment using the fair value option. Additionally, the Company owns $12.4 million par of LLV's senior revolving loan maturing December 31, 2023 and paying interest at a fixed rate of 5% per annum. LLV specializes in managing real estate assets, which are ultimately sold to both residential and commercial developers. LLV owns approximately 300 gross acres of undeveloped land, of which 115 acres are developable near Lake Las Vegas in Henderson, Nevada.
Significant Equity Method Investments
The table below presents the unaudited summary balance sheets for the Company’s significant equity method investments as of June 30, 2023 (dollars in thousands). NREF, NSP and VineBrook do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities. As such, only the financial information for NREF, NSP and VineBrook are presented below.

	NREF	VineBrook	NSP

ASSETS
Investments	$7,523,160	$2,500	$—
Real estate assets	58,613	3,489,153	1,217,297
Cash and cash equivalents	19,657	62,747	22,208
Other assets	1,805	122,298	210,082
TOTAL ASSETS	$7,603,235	$3,676,698	$1,449,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt	$1,248,549	$2,592,311	$904,248
Other liabilities	5,888,498	125,732	417,138
Total Liabilities	7,137,047	2,718,043	1,321,386

Redeemable noncontrolling interests in the operating company	94,545	466,920	205,114
Noncontrolling interests in consolidated VIEs	—	12,705	3,970
Total Shareholders' Equity	371,643	479,030	(80,883)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,603,235	$3,676,698	$1,449,587
The table below presents the unaudited summary statement of operations for the six months ended June 30, 2023 for the Company’s significant equity method investments (dollars in thousands).

	NREF	VineBrook	NSP

Revenues
Rental income	$2,035	$171,911	$54,418
Net interest income	8,154	—	2,032
Other income	—	2,837	3,076
Total revenues	10,189	174,748	59,526

Expenses
Total expenses	10,618	243,805	67,903

Gain (loss) on sales of real estate	—	(30,454)	(8,276)
Other income (expense)	18,284	(41,910)	(62,515)
Unrealized gain (loss) on derivatives	—	25,852	—
Total comprehensive income (loss)	$17,855	$(115,569)	$(79,168)

9. Fair Value of Derivatives and Financial Instruments
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The table below summarizes the inputs used to value the Company’s assets carried at fair value on a recurring basis as of June 30, 2023 (in thousands):

		Fair Value
	Cost Basis	Level 1	Level 2	Level 3	Total
Assets
Bond	$17	$—	$25	$—	$25
CLO	34,958	—	563	4,853	5,416
Common stock	314,498	43,968	—	221,863	265,831
Convertible notes	46,260	—	—	43,731	43,731
Life settlement	64,267	—	—	60,619	60,619
LLC interest	66,492	—	—	60,593	60,593
LP interest	323,054	—	75,909	217,024	292,933
Rights and warrants	3,937	—	3,558	—	3,558
Senior loan	40,399	—	55	40,515	40,570
	$893,882	$43,968	$80,110	$649,198	$773,276
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
The table be

low sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the six months ended June 30, 2023 (in thousands):

	December 31, 2022	Contributions/ Purchases	Paid in- kind dividends	Redemptions/ Conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	June 30, 2023
CLO	$6,412	$—	$—	$—	$—	$—	$(1,559)	$4,853
Common stock	234,667	—	—	—	—	—	(12,804)	221,863
Convertible notes	50,828	(8,542)	—	—	—	—	1,445	43,731
Life settlement	67,711	2,532	—	(2,999)	—	(502)	(6,123)	60,619
LLC interest	60,836	—	—	—	—	—	(243)	60,593
LP interest	223,141	2,028	—	—	—	—	(8,145)	217,024
Senior loan	43,341	—	1,960	(4,971)	—	11	174	40,515
Total	$686,936	$(3,982)	$1,960	$(7,970)	$—	$(491)	$(27,255)	$649,198

The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of June 30, 2023.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
CLO	Discounted Net Asset Value	Discount		70%			$4,853

Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.09	—	$0.90	$(0.50)	221,863
		NAV / sh multiple	$1.10x	—	$1.45x	$(1.28)x
	Discounted Cash Flow	Discount Rate	7.5%	—	11.50%	(9.61)%
		Market Rent (per sqft)	$4.48	—	$32.55	$(14.00)
		RevPAR	$71.00	—	$186.00	$(104.89)
		Capitalization Rates	5.5%	—	9.875%	(8.66)%
	NAV Approach	Discount Rate		10.00%
	Multiples Analysis	Multiple of EBITDA	3.25x	—	4.25x	(3.75)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$841.00
		N/A	$25.31	—	$28.00	$(26.655)
		Offer Price per Share		110.00%

Convertible Notes	Discounted Cash Flow	Discount Rate	7.50%	—	9.75%	(8.63)%	43,731

Life Settlement	Discounted Cash Flow	Discount Rate		14%			60,619
		Life Expectancy (Months)	22	—	299	71 Months

LLC Interest	Discounted Cash Flow	Discount Rate	7.50%	—	30.00%	(13.88)%	60,593
		Market Rent (per sqft)	$4.48	—	$32.55	$(14)
		Capitalization Rate		5.5%

LP Interest	Discounted Cash Flow	Discount Rate	6.60%	—	9.20%	(7.75)%	217,024
		Capitalization Rate	3.7%	—	6.8%	(5.25)%

	Recent Transaction	Price per Share		$22.95

Senior Loan	Discounted Cash Flow	Discount Rate	12.30%	—	20.00%	(16.15)%	40,515

Total							$649,198

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
As of June 30, 2023, the Company’s life settlement portfolio consists of the following (dollars in thousands):

Number of Policies	Face Value (Death Benefit)		Acquisition Cost		Premium Cost		Estimated Fair Value
Total	Range	Total	Range	Total	Range	Total	Range	Total

27	$1,500 -$15,000	$139,951	$350 - $3,895	$46,222	$0 - $380	$2,628	$27 - $6,044	$60,619

Remaining Life Expectancy (in years)	Number	Face Value	Fair Value
0 - 1	—	$—	$—
1 - 2	2	5,540	4,341
2 - 3	6	32,413	18,413
3 - 4	5	35,311	19,621
4 - 5	2	9,000	3,610
Thereafter	12	57,687	14,634
Total	27	$139,951	$60,619
The premiums to be paid for each of the five succeeding calendar years to keep the life settlement contracts in force as of June 30, 2023, assuming no maturities occur in that period, are as follows (dollars in thousands):

Year	Premiums
2023	$2,628
2024	5,554
2025	6,238
2026	7,009
2027	7,672
During the six months ended June 30, 2023, the Company did not purchase any policies, had one policy mature with an aggregate net death benefit of $3.0 million, and paid $2.5 million in premiums to keep the life settlement contracts in force.
11. Shareholders’ Equity
Common Shares
As of June 30, 2023, the Company had 37,171,807 common shares, par value $0.001 per share, issued and outstanding. No shares were issued during the six months ended June 30, 2023.
During the six months ended June 30, 2023, the Company paid a distribution of $0.15 per share on its common shares on March 31, 2023 to shareholders of record on March 15, 2023, and June 30, 2023 to shareholders of record on June 15, 2023.

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
During the six months ended June 30, 2023, the Company declared distributions on its Series A Preferred Shares in the amount of $0.34375 per share, which was paid to holders of Series A Preferred Shares on March 31, 2023 to shareholders of record on March 24, 2023 and June 30, 2023 to shareholders of record on June 23, 2023.
Dividends on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.
Long Term Incentive Plan
On January 30, 2023, the Company’s shareholders approved a long-term incentive plan (the “2023 LTIP”) and the Company subsequently filed a registration statement on Form S-8 registering 2,545,000 common shares, par value $0.001 per share, which the Company may issue pursuant to the 2023 LTIP. The 2023 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of share options, appreciation rights, restricted shares, restricted share units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common shares or factors that may influence the value of the Company’s common shares, plus cash incentive awards, for the purpose of providing the Company’s trustees, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), and potentially certain nonemployees who perform employee-type functions, incentives and rewards for performance (the "participants").
Restricted Share Units. Under the 2023 LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn dividends that are payable in cash on the vesting date. On April 4, 2023, pursuant to the 2023 LTIP, the Company granted 37,313 restricted share units to its trustees, on April 4, 2023, the Company granted 566,169 restricted share units to its officers and other employees of the Adviser. The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of June 30, 2023:

	2023
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding January 1, 2023	—	$—
Granted	603,482	10.45
Vested	—	—
Forfeited	—	—
Outstanding June 30, 2023	603,482	$10.45
The following table contains information regarding the vesting of restricted share units under the 2023 LTIP for the next five calendar years subsequent to June 30, 2023:

	Shares Vesting
	April	Total
2023	—	—
2024	178,855	178,855
2025	141,542	141,542
2026	141,542	141,542
2027	141,542	141,542
Total	603,482	603,482
As of June 30, 2023, the Company had issued no common shares under the 2023 LTIP. For the three and six months ended June 30, 2023, the Company recognized approximately $0.4 million and $0.4 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of June 30, 2023, the Company had recognized a liability of approximately $0.1 million related to dividends earned on restricted share units that are payable in cash upon vesting.
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of the Company’s common shares outstanding and excludes any unvested restricted share units issued pursuant to the 2023 LTIP.
Diluted earnings (loss) per share is computed by adjusting basic earnings per share for the dilutive effect of the assumed vesting of restricted share units. During periods of net loss, the assumed vesting of restricted share units is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share and share amounts):

		Six Months Ended June 30,	Three Months Ended June 30,
		2023	2023
Numerator for loss per share:
Net loss attributable to common shareholders		$(35,698)	$(15,022)

Denominator for loss per share:
Weighted average common shares outstanding		37,172	37,172
Denominator for basic and diluted loss per share		37,172	37,172
Weighted average unvested restricted share units		37	38
Denominator for diluted loss per share	(1)	37,172	37,172

Loss per weighted average common share:
Basic		$(0.96)	$(0.40)
Diluted		$(0.96)	$(0.40)
(1)     For the six and three months ended June 30, 2023, excludes approximately 583,587 and 293,406 shares, related to assumed vesting of RSUs as the effect would be anti-dilutive.
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
In connection with the Business Change and effective on the Deregistration Date, the Company terminated its investment advisory agreement and its administrative services agreement with the Former Adviser and entered into the Advisory Agreement with the Adviser, a subsidiary of NexPoint. The Company also terminated the investment advisory agreements between NexPoint and its wholly owned subsidiaries, NREO and NexPoint Real Estate Capital, LLC, effective on the Deregistration Date. Pursuant to the Advisory Agreement, subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of the Company, and provides investment management services.
As of June 30, 2023, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets (defined below).

On April 11, 2023, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Fees shall be paid in cash unless the Adviser elects, in its sole discretion, to receive all or a portion of the monthly installment of the Fees in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s annual meeting of shareholders, the Company’s shareholders did not approve issuances in excess of the Share Cap.
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
Revolving Credit Facility
On May 22, 2023, the Company entered into the NexBank Revolver pursuant to which the Company in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, and bears interest at one-month SOFR plus 3.50% and matures on May 20, 2024. The Company drew the $20.0 million on May 22, 2023. The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. As of June 30, 2023, the NexBank Revolver had an outstanding balance of $20.0 million.
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
For the three and six months ended June 30, 2023, the Company incurred Administrative Fees and Advisory Fees of $1.7 million and $5.2 million, which excludes $1.6 million and $2.0 million, respectively, in fees that were waived to comply with the Expense Cap. Should the Fees and expenses and any other items subject to the Expense Cap be less than the 1.5% limit for the twelve-month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap. No Advisory Fees were recouped by the Adviser as of June 30, 2023.
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
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NREF, Highland Income Fund ("HIF") and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of the Company and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of the Company under the guaranties is approximately $83.8 million. The Company has not recorded a contingent liability due to NSP being current on all debt and preferred dividend payments and in compliance with all debt compliance provisions of the Sponsor Guaranty Agreement. As of June 30, 2023, the Company owns approximately 53.0% of the total outstanding shares of common stock of NSP.
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
Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank an affiliate of the Adviser through common beneficial ownership. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the six months ended June 30, 2023, the Company through its subsidiaries has paid approximately $0.3 million in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million as of June 30, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.

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
On December 8, 2022, the Company, through NREO, entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in the SAFStor Ventures with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to the NSP OC in exchange for approximately 47,064 newly created Class B Units of the NSP OC, representing 14.8% of the NSP OC Common Units immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NSP, of which the Company owns approximately 86,369 shares, or 53.0%, of the outstanding common stock as of June 30, 2023. In connection with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser following which they were wholly owned by a subsidiary of the NSP OC. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of June 30, 2023, the Company owns approximately 47,064 units, or 29.7%, of the outstanding NSP OC Common Units.
On December 23, 2022, the Company, through NREO, redeemed 2,100,000 NREF OP Units for 2,100,000 shares of common stock of NREF. The NREF OP is the operating partnership of NREF, a publicly traded mortgage REIT managed by an affiliate of the Adviser.

Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the six months ended and as of June 30, 2023, the Company has the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value	Change in Unrealized Gain/(Loss)		Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends		Total Income
SFR WLIF III, LLC	LLC Units	$7,306	$—		$—	$421	$—		$421
NexPoint Residential Trust, Inc.	Common Stock	4,075	175		—	—	75		250
NexPoint Hospitality Trust	Common Stock	16,964	(10,721)		—	—	—		(10,721)
NexPoint Hospitality Trust	Convertible Notes	22,531	1,052		—	—	319		1,371
NexPoint Storage Partners, Inc.	Common Stock	105,005	1,311		—	—	—		1,311
NexPoint Storage Partners Operating Company, LLC	LLC Units	57,220	714		—	—	—		714
NexPoint SFR Operating Partnership, L.P.	Partnership Units	49,720	(4,361)		—	—	1,203		(3,158)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	21,200	393		—	—	998		1,391
Claymore Holdings, LLC	LLC Units	—	—		—	—	—		—
Allenby, LLC	LLC Units	—	—		—	—	—		—
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	75,909	(1,461)		—	—	5,843		4,382
NexPoint Real Estate Finance, Inc.	Common Stock	32,739	(630)	—	—	—	2,877	—	2,247
VineBrook Homes Operating Partnership, L.P.	Partnership Units	167,305	(3,784)	—	—	—	2,866	—	(918)
Total		$559,974	$(17,312)		$—	$421	$14,181		$(2,710)

On June 13, 2023, HIF, a fund managed by an affiliate of the Adviser, loaned $11 million to the SFR OP in exchange for $11 million SFR OP Convertible Notes. The SFR OP Convertible Notes bear interest at 7.50%, are interest only during the term of the SFR OP Convertible Note and mature on June 30, 2027. From August 1, 2022 through March 31, 2027, the SFR OP Convertible Notes are convertible into SFR OP Units at the election of the holder at the then-current net asset value, subject to certain required approvals and limitations, including the SFR OP’s right to prohibit conversion if, among other things, conversion would negatively impact NXHT’s REIT status or cause NXHT to own less than 50.0% of the SFR OP.
14. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of the Company and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. The maximum liability of the Company under the guaranties is approximately $83.8 million. The Company has not recorded a contingent liability due to NSP being current on all debt and preferred dividend payments and in compliance with all debt compliance provisions of the Sponsor Guaranty Agreement. As of June 30, 2023, the Company owns approximately 53.0% of the total outstanding shares of common stock of NSP. See Note 13 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million outstanding, as of June 30, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of June 30, 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore and Allenby are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

15. Operating Leases

Lessor Accounting
We generate the majority of our revenue by leasing our operating properties to customers under operating lease agreements. The manner in which we recognize these transactions in our financial statements is described in the Income Recognition section of Note 2 to these consolidated financial statements.
The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at June 30, 2023 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2023	$6,069
2024	9,440
2025	9,130
2026	7,815
2027	7,001
Thereafter	19,601
Total	$59,056

The following table lists the tenants where the rental revenue from the tenants during the period presented represented 10% or more of total rental income in the Company’s consolidated statements of operations (in thousands):

For the Six Months Ended June 30,
Tenant	Rental Income
Hudson Advisors, LLC	$1,424
16. Subsequent Events
Dividends Declared
On July 24, 2023, the Board approved a quarterly dividend of $0.15 per common share, payable on September 29, 2023 to shareholders of record on August 15, 2023. The dividend on the Company’s common shares consist of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on July 24, 2023, the Board approved a quarterly dividend of $0.34375 per Series A Preferred Share, payable on October 2, 2023 to shareholders of record on September 25, 2023.
Through June 30, 2023, the Company has not generated sufficient cash flow from operations, as disclosed on the Consolidated Statement of Cash Flows, to cover the dividend authorized for payment on September 29, 2023. The purpose of paying the dividend partially in shares and partially in cash is to alleviate the cash outflow to the Company. The Company may revert to paying the dividend in cash at some point in the future when cash flow from operations supports such a cash dividend. However, there can be no assurance that cash flow from operations will be able to support a cash dividend in the future.
Issuance of Common Shares to Adviser
On August 1, 2023, the Company issued 14,588.75 common shares to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the April 11, 2023 amendment to Advisory Agreement.

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
Overview
As of June 30, 2023, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of June 30, 2023, there were 2,000 OP Units outstanding, of which 100% were owned by us.
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
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through one or more TRS entities and are subject to applicable federal, state, and local income and margin taxes.
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
On February 22, 2023, as previously disclosed, the Board formed an independent special committee to oversee a review of the potential impact to the Company of the UBS Lawsuit and the Bankruptcy Trust Lawsuit. The special committee retained Reichman Jorgensen Lehman Feldberg LLP (“Reichman Jorgensen”) as independent legal counsel to advise the special committee on the review. Reichman Jorgensen has reported to the special committee that they have substantially completed their review and found no evidence that the Company engaged in any conduct that would expose it to liability from the UBS Lawsuit or the Bankruptcy Trust Lawsuit. On June 13, 2023, the special committee delivered these findings to the Board. Following the review of the special committee, we reaffirm our expectation that neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
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

Real Estate Investments Statistics
As of June 30, 2023, the Company was invested in two retail properties and one office and hospitality property (excluding investments in undeveloped land), as listed below:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	June 30, 2023	June 30, 2023
White Rock Center	82,793	Retail		6/13/2013	$1.50	66.5%
5916 W Loop 289	30,140	Retail		7/23/2013	$0.40	100.0%
Cityplace Tower	1,353,087	Office & Hospitality	(3)	8/15/2018	$2.14	62.9%
	1,466,020
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of June 30, 2023, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of June 30, 2023.
(2)Percent occupied is calculated as the rentable square footage occupied as of June 30, 2023, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of June 30, 2023.
Results of Operations for the Three Months Ended June 30, 2023 and March 31, 2023 and Six Months Ended June 30, 2023
The following table sets forth a summary of our operating results for the three months ended June 30, 2023 and March 31, 2023 and six months ended June 30, 2023 (in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended March 31,	For the Six Months Ended June 30
	2023	2023	2023
Total revenues	$13,880	$14,866	$28,746
Total expenses	(13,853)	(12,538)	(26,391)
Operating income	27	2,328	2,355
Interest expense	(3,762)	(3,462)	(7,224)
Equity in income (losses) of unconsolidated ventures	422	(76)	346
Income tax expense	(308)	(806)	(1,114)
Change in unrealized losses	(9,332)	(18,640)	(27,972)
Realized gains (losses)	(914)	1,135	221
Net loss	(13,867)	(19,521)	(33,388)
Net loss attributable to preferred shareholders	(1,155)	(1,155)	(2,310)
Net loss attributable to common shareholders	$(15,022)	$(20,676)	$(35,698)
The change in our net loss for the three months ended June 30, 2023 and March 31, 2023 and the net loss for the six months ended June 30, 2023 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.

Revenues
Rental income. Rental income was $5.4 million and $4.7 million for the three months ended June 30, 2023 and March 31, 2023, and $10.1 million for the six months ended June 30, 2023. There was an increase of $0.7 million between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily due to a decrease in lease cancellations and buy outs. Rental income primarily consists of lease revenue from our investment in Cityplace Tower.
Interest and dividends. Interest and dividends totaled $8.4 million and approximately $10.2 million for the three months ended June 30, 2023 and March 31, 2023, and $18.6 million for the six months ended June 30, 2023. There was a decrease of $1.7 million between the three months ended March 31, 2023, and the three months ended June 30, 2023, which was primarily due to a decrease in CLO proceeds.
Other income. Other income was approximately $22.0 thousand and $9.0 thousand for the three months ended June 30, 2023 and March 31, 2023, and $31.0 thousand for the six months ended June 30, 2023. There was an increase of $13.0 thousand between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily due to an increase in parking fees.
Expenses
Property operating expenses. Property operating expenses were $2.5 million and $1.5 million for the three months ended June 30, 2023 and March 31, 2023, and $4.0 million for the six months ended June 30, 2023. There was an increase of $1.0 million between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily due to an increase in repair and maintenance expenses. Property operating expenses consist primarily of expenses from our investment in Cityplace Tower.
Property management fees. Property management fees were $191.0 thousand and $171.0 thousand for the three months ended June 30, 2023 and March 31, 2023, and $362.0 thousand six months ended June 30, 2023. There was a decrease of approximately $20.0 thousand between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily due to an increase in property management fees at White Rock Center. Property management fees are primarily based on gross revenues derived primarily from our investment in Cityplace Tower.
Real estate taxes and insurance. Real estate taxes and insurance costs were $1.3 million and $1.4 million for the three months ended June 30, 2023 and March 31, 2023, and $2.7 million for the six months ended June 30, 2023. There was a decrease of $17.0 thousand between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily due to an decrease in property taxes at Cityplace Tower. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower.
Advisory and administrative fees. For the three months ended June 30, 2023 and March 31, 2023, the Company incurred Administrative Fees and Advisory Fees of $1.6 million and $3.6 million, which excludes $1.6 million and $0.4 million in fees that were waived to comply with the Expense Cap, and $5.2 million for the six months ended June 30, 2023, which excludes $2.0 million in fees that were deferred to comply with the Expense Cap. There was a decrease of $1.9 million between the three months ended March 31, 2023 and the three months ended June 30, 2023. The decrease in periods was primarily due to an increase in fees that were required to be deferred to comply with the Expense Cap. The fees that were deferred to comply with the Expense Cap have been waived and cannot be recouped by the Adviser.
Property general and administrative expenses. Property general and administrative expenses were $1.0 million and $0.7 million for the three months ended June 30, 2023 and March 31, 2023 and approximately $1.8 million for the six months ended June 30, 2023. There was an increase of $0.3 million between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily due to a write-off of a related party payable at December 31, 2022. Property general and administrative expenses consist primarily of expenses from our investment in Cityplace Tower.
Corporate general and administrative expenses. Corporate general and administrative expenses were $2.3 million and $1.5 million for the three months ended June 30, 2023 and March 31, 2023, and approximately $3.7 million for the six months ended June 30, 2023. There was an increase of $0.8 million between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily driven by stock compensation expense of $0.4 million.

Conversion expenses. Conversion expenses were $1.3 million and approximately $0.1 million for the three months ended June 30, 2023 and March 31, 2023 and $1.4 million for the six months ended June 30, 2023. There was an increase of $1.1 million between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily driven by an increase in legal fees and audit related fees associated to the conversion of the predecessor.
Depreciation and amortization. Depreciation and amortization costs were $3.6 million and $3.5 million for the three months ended June 30, 2023 and March 31, 2023 and $7.1 million for the six months ended June 30, 2023. There was an increase of approximately $0.1 million between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily due to a decrease in amortization of leases. Depreciation and amortization expenses consist primarily of expenses from our investment in Cityplace Tower. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets.
Other Income and Expense
Interest expense. Interest expense was $3.8 million and approximately $3.4 million for the three months ended June 30, 2023 and March 31, 2023 and approximately $7.2 million for the six months ended June 30, 2023. There was an increase of approximately $0.4 million between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily due to an increase in interest expense at Cityplace Tower attributed to an increase in interest rates and the NexBank Revolver.
Equity in losses of unconsolidated ventures. Equity in losses of unconsolidated ventures was $0.4 million and $(0.1) million for the three months ended June 30, 2023 and March 31, 2023 and $0.3 million for the six months ended June 30, 2023. There was an increase of approximately $0.5 million between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was primarily driven by an increase in net income at Marriott Uptown.
Income tax expense. The Company has recorded income tax expense (benefit) of $(0.1) million and $0.8 million for the three months ended June 30, 2023 and March 31, 2023, and $0.9 million associated with the TRSs for the six months ended June 30, 2023. There was a decrease of $1.0 million between the three months ended March 31, 2023 and the three months ended June 30, 2023, which was largely driven by income from the Company’s legacy CLO investments and investments in debt instruments not secured by mortgages on real property. The tax expense is partially offset by the quarterly change in valuation allowance on a deferred tax asset of $(0.4) million for a net expense of $0.3 million for the three months ended June 30, 2023, that is recorded on the Consolidated Statement of Operations.
Change in unrealized losses. Unrealized losses from our investments accounted for at fair value was $9.3 million and $18.6 million for the three months ended June 30, 2023 and March 31, 2023 and $28.0 million for the six months ended June 30, 2023. There was a decrease of $9.2 million between the three months ended March 31, 2023 and the three months ended June 30, 2023. The decrease is largely driven by mark-to-market losses on SFR OP Units of $4.8 million, mark-to-market losses on NHT common stock of $4.7 million and losses on VB OP common units of $4.6 million.
Realized gains (losses). Realized gains (losses) were $(0.9) million and $1.1 million for the three months ended June 30, 2023 and March 31, 2023, and $0.2 million for the six months ended June 30, 2023. There was a decrease of $(2.0) million between the three months ended March 31, 2023 and the three months ended June 30, 2023. The decrease was primarily driven by realized losses on common stock of Elme Communities of $0.6 million, Whitestone REIT of $0.9 million, and realized losses on SFP of $0.5 million.
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
However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, Advisory Fees and Administrative Fees, conversion expenses, income tax expenses, depreciation and amortization expense, and gains and losses from the sale of operating real estate assets that are included in net income (loss) as determined under GAAP, certain property general and administrative expenses that are not reflective of the continuing operations of the properties, non-operating property investment revenue and realized and change in unrealized gains and losses generated from non-real estate investments, and equity in income or losses of unconsolidated equity method ventures, all of which may be material values. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
NOI and Same Store NOI for the Three Months Ended June 30, 2023 and March 31, 2023 and the Six Months Ended June 30, 2023
The following table, reconciles our NOI for the three months ended June 30, 2023 and March 31, 2023 and for the six months ended June 30, 2023 to net loss, the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended June 30	For the Three Months Ended March 31	For the Six Months Ended June 30
		2023	2023	2023
Net loss		$(13,867)	$(19,521)	$(33,388)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		1,660	3,578	5,238
Corporate general and administrative expenses		2,252	1,496	3,748
Conversion expenses		1,281	163	1,444
Income tax expense		308	806	1,114
Depreciation and amortization		3,584	3,524	7,108
Interest expense		3,762	3,462	7,224
Property general and administrative expenses	(1)	—	—	—
Non-operating property investment revenue		(8,441)	(10,137)	(18,578)
Realized gains (losses) from non-real estate investments		914	(1,135)	(221)
Change in unrealized gains (losses) from non-real estate investments		9,332	18,640	27,972
Equity in income (losses) of unconsolidated equity method ventures		(422)	76	(346)
NOI		$363	$952	$1,315
Less Non-Same Store
Revenues		$(5,064)	$(4,382)	$(9,446)
Operating expenses		4,955	3,644	8,599
Same Store NOI		$254	$214	$468
(1)Includes an adjustment to net loss to exclude certain property general and administrative expenses that are not reflective of the continuing operations of the properties.
Net Operating Income for Our Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2023 and March 31, 2023 and the Six Months Ended June 30, 2023
There are two properties in our same store pool for the three months ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 (our "Same Store" properties). Our Same Store properties exclude the following one property in our Portfolio as of June 30, 2023 and March 31, 2023, because it was not yet stabilized: Cityplace Tower. Non-Same Store properties include properties not yet stabilized.

The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2023 and March 31, 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30	For the Three Months Ended March 31
	2023	2023	$ Change	% Change
Revenues
Same Store
Rental income	$374	$348	$27	7.8%
Same Store revenues	374	348	27	7.8%
Non-Same Store
Rental income	5,042	4,373	669	15.3%
Other income	22	9	13	N/M
Non-Same Store revenues	5,064	4,382	682	15.6%
Total revenues	5,438	4,729	709	15.0%

Operating expenses
Same Store
Property operating expenses	26	24	2	8.3%
Real estate taxes and insurance	63	82	(19)	(23.2)%
Property management fees	19	17	2	11.8%
Property general and administrative expenses	13	10	3	30.0%
Same Store operating expenses	121	133	(12)	(9.0)%
Non-Same Store
Property operating expenses	2,493	1,483	1,010	68.1%
Real estate taxes and insurance	1,277	1,275	2	0.2%
Property management fees	173	153	20	13.1%
Property general and administrative expenses	1,012	733	279	38.1%
Non-Same Store operating expenses	4,955	3,644	1,311	36.0%
Total operating expenses	5,076	3,777	1,299	34.4%

NOI
Same Store	254	214	40	18.7%
Non-Same Store	109	738	(629)	N/M
Total NOI	$363	$952	$(589)	N/M
See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three Months Ended June 30, 2023 and March 31, 2023 and the Six Months Ended June 30, 2023.”

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

For the Six Months Ended June 30
2023
Revenues
Same Store
Rental income	$722
Same Store revenues	722
Non-Same Store
Rental income	9,415
Other income	31
Non-Same Store revenues	9,446
Total revenues	10,168

Operating expenses
Same Store
Property operating expenses	50
Real estate taxes and insurance	145
Property management fees	36
Property general and administrative expenses	23
Same Store operating expenses	254
Non-Same Store
Property operating expenses	3,976
Real estate taxes and insurance	2,552
Property management fees	326
Property general and administrative expenses	1,745
Non-Same Store operating expenses	8,599
Total operating expenses	8,853

NOI
Same Store	468
Non-Same Store	847
Total NOI	$1,315
See reconciliation of net loss to NOI above under “NOI and Same Store NOI for the Three Months Ended June 30, 2023 and March 31, 2023 and Six Months Ended June 30, 2023.”
Same Store Results of Operations for the Three Months Ended June 30, 2023 and March 31, 2023 and the Six Months Ended June 30, 2023
As of June 30, 2023, our Same Store properties were approximately 75.4% leased with a weighted average monthly effective occupied rent per square foot of $1.21. As of March 31, 2023, our Same Store properties were approximately 75.4% leased with a weighted average monthly effective rent per square foot of $1.21. For our Same Store properties, we recorded the following operating results for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 and for the six months ended June 30, 2023.
Revenues
Rental Income. Rental income was $374.0 thousand and $347.5 thousand for the three months ended June 30, 2023 and March 31, 2023, and $721.5 thousand for the six months ended June 30, 2023. There was an increase of approximately $26.5 thousand between the three months ended March 31, 2023 and three months ended June 30, 2023, which was primarily related to an increase in rental revenue at White Rock Center.
Expenses
Property operating expenses. Property operating expenses were $25.8 thousand and $24.3 thousand for the three months ended June 30, 2023 and March 31, 2023, and $50.1 thousand for the six months ended June 30, 2023. There was a increase of approximately $1.5 thousand, or approximately 8.3%, between the three months ended March 31, 2023 and the three months ended June 30, 2023. The majority of the decrease is related to a decrease in repair and maintenance costs.
Real estate taxes and insurance. Real estate taxes and insurance costs were $62.8 thousand and $82.0 thousand for the three months ended June 30, 2023 and March 31, 2023, and approximately $144.8 thousand for the six months ended June 30, 2023. There was a decrease of approximately $19.0 thousand, or approximately 23.2%, between the three months ended March 31, 2023 and the three months ended June 30, 2023. The majority of the decrease is related to a decrease in recoverable taxes.
Property management fees. Property management fees were $18.5 thousand and $17.3 thousand for the three months ended June 30, 2023 and March 31, 2023, and approximately $35.7 thousand for the six months ended June 30, 2023. There was an increase of approximately $2.0 thousand, or approximately 11.8%, between the three months ended March 31, 2023 and the three months ended June 30, 2023. The majority of the increase is related to an increase in gross receipts upon which property management fees are calculated.
Property general and administrative expenses. Property general and administrative expenses were $13.5 thousand and $9.7 thousand for the three months ended June 30, 2023 and March 31, 2023, and $23.4 thousand for the six months ended June 30, 2023. There was an increase of $3.0 thousand, or approximately 30.0% between the three months ended March 31, 2023 and the three months ended June 30, 2023. The majority of the increase is related to a increase in miscellaneous legal fees.
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
AFFO makes certain adjustments to FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts FFO to remove items such as equity based compensation expense and the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, and change in unrealized gains (losses). We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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
The following table reconciles our calculations of FFO and AFFO to net loss, the most directly comparable GAAP financial measure, for the three months ended June 30, 2023 and March 31, 2022 and six months ended June 30, 2023 (in thousands, except per share amounts):

		For the Three Months Ended June 30,	For the Three Months Ended March 31,	For the Six Months Ended June 30,
		2023	2023	2023
Net loss		$(13,867)	$(19,521)	$(33,388)
Depreciation and amortization		3,584	3,524	7,108
Realized gains (losses)		914	(1,135)	(221)
FFO		(9,369)	(17,132)	(26,501)
Distributions to preferred shareholders		(1,155)	(1,155)	(2,310)
FFO attributable to common shareholders		(10,524)	(18,287)	(28,811)

FFO per share - basic		$(0.29)	$(0.49)	$(0.78)
FFO per share - diluted		$(0.28)	$(0.49)	$(0.77)

Equity-based compensation expense		436	—	436
Amortization of deferred financing costs - long term debt		230	(474)	(244)
Change in unrealized losses		9,332	18,640	27,972
AFFO attributable to common shareholders		(526)	(121)	(647)

AFFO per share - basic		$(0.02)	$0.00	$(0.02)
AFFO per share - diluted		$(0.02)	$0.00	$(0.02)

Weighted average common shares outstanding - basic		37,172	37,172	$37,172
Weighted average common shares outstanding - diluted	(1)	37,755	37,172	37,465

Dividends declared per common share		$0.15	$0.15	$0.30

FFO Coverage - diluted	(2)	-1.85x	-3.28x	-2.56x
AFFO Coverage - diluted	(2)	-0.16x	-0.02x	-0.06x

Net income (loss) coverage	(2)	-2.49x	-3.50x	-2.99x

(1) The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(2) Indicates coverage ratio of FFO/AFFO/net income (loss) per common share (diluted) over dividends declared per common share during the period.

The three months ended June 30, 2023 and March 31, 2023 and six months ended June 30, 2023
FFO was $(9.4) million and $(17.1) million for the three months ended June 30, 2023 and March 31, 2023 and $(26.5) million for the six months ended June 30, 2023, which was an increase of approximately $7.8 million between the three months ended March 31, 2023 and the three months ended June 30, 2023. The change in our FFO between the periods primarily relates to an increase in unrealized losses.
AFFO was $(0.5) million and $(0.1) million for the three months ended June 30, 2023 and March 31, 2023 and $(0.6) million for the six months ended June 30, 2023, which was an increase of approximately $(0.4) million between the three months ended March 31, 2023 and the three months ended June 30, 2023. The change in our AFFO between the periods primarily relates to an increase in interest expense.
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of June 30, 2023, we had $10.6 million of cash available to meet our short-term liquidity requirements. As of June 30, 2023, we also had $34.2 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral.
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
The macroeconomic environment remains challenging as central banks have continued to rapidly raise interest rates. The rising rate environment, coupled with large bank failures in early 2023 and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2023.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2023 (in thousands):

For the Six Months Ended June 30
2023
Net cash provided by (used in) operating activities	$(20,849)
Net cash provided by (used in) investing activities	18,633
Net cash provided by (used in) used in financing activities	(1,642)
Net decrease in cash, cash equivalents and restricted cash	(3,858)
Cash, cash equivalents and restricted cash, beginning of period	48,649
Cash, cash equivalents and restricted cash, end of period	$44,791
Cash flows from operating activities. During the six months ended June 30, 2023, net cash provided by (used in) operating activities was $(20.8) million. Cash flows from operating activities was primarily driven by an income tax payment of $10.7 million.
Cash flows from investing activities. During the six months ended June 30, 2023, net cash provided by (used in) investing activities was $18.6 million. Cash flows from investing activities was primarily driven by proceeds from the sale of several equities and senior loans.
Cash flows from financing activities. During the six months ended June 30, 2023, net cash provided by (used in) financing activities was $(1.6) million. Cash flows from financing activities was primarily driven by notes payable borrowings of $20.0 million, offset by credit facility repayments of $6.0 million, and dividends paid to common shareholders of $11.2 million.
LIBOR Transition
LIBOR ceased publication on June 30, 2023. The Company holds debt that uses LIBOR as the reference rate as of June 30, 2023. Beginning on July 1, 2023, LIBOR rates will be replaced with SOFR as the reference rate for the remaining LIBOR debt and derivative instruments, with applicable spread adjustments. The Company does not anticipate any material changes for all in rates of debt or derivative instruments from the cessation of LIBOR and transition to SOFR as the reference rate.

Debt
Mortgage Debt
As of June 30, 2023, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $143.5 million at a weighted average interest rate of 7.8%. See Note 7 to our unaudited consolidated financial statements for additional information.
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
Credit Facility
On January 8, 2021, the Company entered into the Credit Facility with Raymond James Bank, N.A. and drew the full balance. The Credit Facility, as amended, matures on November 6, 2023 and as of June 30, 2023, bore interest at the one-month SOFR plus 4.25%. During the three and six months ended June 30, 2023, the Company paid down $3.0 million and $6.0 million, respectively on the Credit Facility. As of June 30, 2023, the Credit Facility had an outstanding balance of $5.0 million. For additional information regarding our Credit Facility, see Note 6.
Revolving Credit Facility
On May 22, 2023, the Company entered into the NexBank Revolver with NexBank , with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million. As of June 30, 2023, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 20, 2024, with the option to extend the maturity by one year, twice. As of June 30, 2023, the NexBank Revolver had an outstanding balance of $20.0 million.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of June 30, 2023 for the next five calendar years subsequent to June 30, 2023.

	Payments Due by Period (in thousands)
	Total		2023	2024	2025	2026	2027	Thereafter
Property Level Debt
Principal payments	$156,737		$143,487	$—	$13,250	$—	$—	$—
Interest expense	10,223		8,468	1,096	659	—	—	—
Total	$166,960		$151,955	$1,096	$13,909	$—	$—	$—

Prime Brokerage Borrowing
Principal payments	$2,118		$—	$—	$—	$—	$—	$2,118	(1)
Interest expense	590		118	118	118	118	118	—	(1)
Total	$2,708		$118	$118	$118	$118	$118	$2,118

Preferred Shares
Dividend payments	N/A	(2)	$6,930	$9,240	$9,240	$9,240	$9,240	N/A	(2)

Credit Facility
Principal payments	$25,000		$5,000	$20,000	$—	$—	$—	$—
Interest expense	1,718		1,043	675	—	—	—	—
Total	$26,718		$6,043	$20,675	$—	$—	$—	$—

Total contractual obligations and commitments	$196,386		$165,046	$31,129	$23,267	$9,358	$9,358	$2,118
(1)Assumes no additional borrowings or repayments. The Prime Brokerage balance has no stated maturity date.
(2)The Series A Preferred Shares are perpetual.
Credit Facility
The Credit Facility will mature on November 6, 2023 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.
Revolving Credit Facility
The NexBank Revolver will mature on May 20, 2024, with the option to extend the maturity by one year, twice, and is subject to monthly interest payments through the maturity date, with the remaining principal being due on the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.
Cityplace Debt
On May 8, 2023, we received lender consent to defer the maturity of the Cityplace debt to September 8, 2023. Also on May 8, 2023, the parties to the loan agreement agreed to convert the index upon which the interest rate is based to one-month SOFR effective as of the first interest period beginning on or after May 8, 2023. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
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
As of June 30, 2023, a total of $3.1 million in Fees to the Adviser have been waived to comply with the Expense Cap. Should the Company’s Fees and expenses subject to the Expense Cap be less than the 1.5% limit for the twelve month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap. No Advisory Fees were recouped by the Adviser as of June 30, 2023, and all such deferred fees were waived.
Income Taxes
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $0.9 million associated with the TRSs for the six months ended June 30, 2023, which is largely driven by income from the Company’s legacy CLO investments and investments in debt instruments not secured by mortgages on real property. The tax expense is partially driven by the quarterly change in valuation allowance on a deferred tax asset of $0.3 million for a net expense of $1.1 million for the six months ended June 30, 2023, that is recorded on the Consolidated Statement of Operations.
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain

Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of June 30, 2023, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of June 30, 2023 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2023. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).
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
We will make dividend payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a dividend on our common shares of $0.15 per share which was paid on June 30, 2023 to shareholders of record on June 15, 2023. Our Board declared a dividend on our Series A Preferred Shares of $0.34375 per share which was paid on June 30, 2023 to shareholders of record on June 23, 2023. We expect that dividends on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
Off-Balance Sheet Arrangements
As of June 30, 2023, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
The Company is the guarantor on three secured loans to, and dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser, with the secured loans having an aggregate principal amount of approximately

$662.1 million outstanding as of June 30, 2023. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 13 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million as of June 30, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2023, there have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
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
REIT Tax Election
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our shareholders. Taxable income from certain non-REIT activities are managed through one or more TRS entities and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $0.9 million associated with the TRSs for the six months ended June 30, 2023, which is largely driven by income from the Company’s legacy CLO investments and investments in debt investments not secured by mortgages on real property. The tax expense is partially offset by the quarterly change in the valuation allowance on a deferred tax asset of $0.3 million for a net expense of $1.1 million for the six months ended June 30, 2023, that is recorded on the Consolidated Statement of Operations. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Loan Agreement, dated May 22, 2023, by and between NexPoint Diversified Real Estate Trust Operating Partnership, L.P., NexPoint Real Estate Capital, LLC, NexPoint Real Estate Opportunities, LLC and NexBank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

10.2	Guaranty Agreement, dated May 22, 2023, by the Company in favor of NexBank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

10.3
Form of 7.50% Convertible Notes of NexPoint SFR Operating Partnership, L.P., due June 30, 2027 (incorporated by reference to Exhibit 10.4 to VineBrook Homes Trust, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2023).

10.4
Second Amended and Restated Limited Partnership Agreement of NexPoint SFR Operating Partnership, L.P. dated June 30, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

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

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President and Trustee	August 14, 2023
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer, Executive VP-Finance, Treasurer, Assistant Secretary and Trustee	August 14, 2023
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)