Form 10-Q
period 2023-09-30
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2023-11-14
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2023, the registrant had 37,813,729.99 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-Q
Quarter Ended September 30, 2023
INDEX

		Page
Cautionary Statement Regarding Forward Looking Statements		ii

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
	Consolidated Unaudited Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2023 and September 30, 2022 and Nine Months Ended September 30, 2023	3
	Consolidated Unaudited Statement of Operations for the Six Months Ended June 30, 2022 (Predecessor Basis)	5
	Consolidated Unaudited Statements of Shareholders’ Equity for the Three and Nine Months Ended September 30, 2023	6
	Consolidated Unaudited Statement of Changes in Net Assets for the Six Months Ended June 30, 2022 (Predecessor Basis)	8
	Consolidated Unaudited Statement of Shareholders’ Equity for the Three Months Ended September 30, 2022	9
	Consolidated Unaudited Statements of Cash Flows for the Three Months Ended September 30, 2022 and the Nine Months Ended September 30, 2023	10
	Consolidated Unaudited Statement of Cash Flows for the Six Months Ended June 30, 2022 (Predecessor Basis)	12
	Notes to Consolidated Unaudited Financial Statements	14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55

	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
Signatures		58
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
iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2023 (Unaudited)	December 31, 2022

ASSETS
Consolidated Real Estate Investments
Land	$47,708	$47,708
Buildings and improvements	198,190	174,469
Intangible lease assets	10,979	10,979
Construction in progress	24,928	39,731
Furniture, fixtures, and equipment	362	354
Total Gross Consolidated Real Estate Investments	282,167	273,241
Accumulated depreciation and amortization	(17,673)	(7,158)
Total Net Consolidated Real Estate Investments	264,494	266,083
Investments, at fair value ($540,161 and $576,419 with related parties, respectively)	714,186	754,910
Equity method investments ($7,200 and $7,272 with related parties, respectively)	67,585	70,656
Life insurance policies, at fair value	—	67,711
Cash and cash equivalents	3,713	13,360
Restricted cash	34,121	35,289
Accounts receivable, net	1,853	1,903
Prepaid and other assets	9,726	6,441
Accrued interest and dividends	4,706	4,302
Deferred tax asset, net	651	2,247
TOTAL ASSETS	$1,101,035	$1,222,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$142,561	$144,414
Notes payable, net ($20,000 and $0 with related party, respectively)	35,000	24,250
Prime brokerage borrowing	1,760	2,624
Accounts payable and other accrued liabilities	9,207	13,865
Income tax payable	—	10,720
Accrued real estate taxes payable	3,389	254
Accrued interest payable	1,206	1,115
Security deposit liability	414	416
Prepaid rents	843	1,273
Intangible lease liabilities, net	4,913	6,027
Due to affiliates	112	112
Total Liabilities	$199,405	$205,070

Shareholders' Equity:

Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 37,682,699 and 37,171,807 shares issued and outstanding, respectively	38	37
Additional paid-in capital	1,005,364	999,845
Accumulated earnings (loss)	(103,775)	17,947
Total Shareholders' Equity	901,630	1,017,832
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,101,035	$1,222,902

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2023	2022	2023
Revenues
Rental income	$5,404	$4,603	$15,541
Interest income ($573, $1,472 and $1,890 with related parties, respectively)	1,863	1,836	5,632
Dividend income ($4,853, $6,371 and $17,717 with related parties, respectively)	5,000	34,306	19,809
Other income	97	18	128
Total revenues	12,364	40,763	41,110
Expenses
Property operating expenses	1,527	1,756	5,553
Property management fees	191	166	553
Real estate taxes and insurance	1,360	1,502	4,057
Advisory and administrative fees	3,469	2,939	8,707
Property general and administrative expenses	833	858	2,601
Corporate general and administrative expenses	1,685	1,938	5,433
Conversion expenses	—	—	1,444
Depreciation and amortization	3,820	3,561	10,928
Total expenses	12,885	12,720	39,276
Operating income (loss)	(521)	28,043	1,834
Interest expense	(4,173)	(2,541)	(11,397)
Equity in income (losses) of unconsolidated equity method ventures ($286, $(1,155) and $498 with related parties, respectively)	(369)	(1,581)	(23)
Change in unrealized gains (losses) ($(82,240), $(43,785) and $(98,248) with related parties, respectively)	(61,626)	(78,238)	(89,598)
Realized gains (losses)	(939)	2,846	(718)
Net income (loss) before income taxes	(67,628)	(51,471)	(99,902)
Income tax expense	(330)	(7,516)	(1,444)
Net income (loss)	(67,958)	(58,987)	(101,346)
Net (income) loss attributable to preferred shareholders	(1,155)	(1,155)	(3,465)
Net income (loss) attributable to common shareholders	$(69,113)	$(60,142)	$(104,811)

Weighted average common shares outstanding - basic	37,187	37,172	37,177
Weighted average common shares outstanding - diluted	37,187	37,172	37,177

Earnings (loss) per share - basic	$(1.86)	$(1.62)	$(2.82)
Earnings (loss) per share - diluted	$(1.86)	$(1.62)	$(2.82)
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
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Three Months Ended September 30, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, June 30, 2023	3,359,593	$3	37,171,807	$37	$1,000,281	$(28,992)	$971,329
Stock-based compensation expense	—	—	—	—	477	—	477
Shares issued to Advisor for admin and advisory fees	—	—	14,589	—	156	—	156
Net loss attributable to common shareholders	—	—	—	—	—	(69,113)	(69,113)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	1,155
Common share dividends declared ($0.15 per share)	—	—	496,303	1	4,450	(5,670)	(1,219)
Preferred share dividends declared ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)
Balances, September 30, 2023	3,359,593	$3	37,682,699	$38	$1,005,364	$(103,775)	$901,630

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Nine Months Ended September 30, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2022	3,359,593	$3	37,171,807	$37	$999,845	$17,947	$1,017,832
Stock-based compensation expense	—	—	—	—	913	—	913
Shares issued to Advisor for admin and advisory fees	—	—	14,589	—	156	—	156
Net loss attributable to common shareholders	—	—	—	—	—	(104,811)	(104,811)
Net income attributable to preferred shareholders	—	—	—	—	—	3,465	3,465
Common share dividends declared ($0.45 per share)	—	—	496,303	1	4,450	(16,911)	(12,460)
Preferred share dividends declared ($1.03125 per share)	—	—	—	—	—	(3,465)	(3,465)
Balances, September 30, 2023	3,359,593	$3	37,682,699	$38	$1,005,364	$(103,775)	$901,630
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
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Three Months Ended September 30, 2022	Number of Shares	Amount	Number of Shares	Amount
Balances, June 30, 2022	3,359,593	$3	37,171,807	$37	$998,557	$114,271	$1,112,868
Costs associated with Business Change	—	—	—	—	(92)	—	(92)
Net loss attributable to common shareholders	—	—	—	—	—	(60,142)	(60,142)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	1,155
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	(5,577)	(5,577)
Preferred stock dividends declared ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)
Balances, September 30, 2022	3,359,593	$3	37,171,807	$37	$998,465	$48,552	$1,047,057

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(101,346)	$(58,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,928	3,643
Amortization of intangible lease assets and liabilities	(912)	(371)
Amortization of deferred financing costs	441	(25)
Paid-in-kind interest	(3,444)	(1,016)
Realized (gain) loss	718	(2,846)
Net change in unrealized (gain) loss on investments held at fair value ($98,248 and $(43,785) with related parties, respectively)	89,598	78,238
Equity in income (losses) of unconsolidated ventures ($498 and $(1,155) with related parties, respectively)	23	1,581
Distributions of earnings from unconsolidated ventures ($570 and $110 with related parties, respectively)	3,048	1,692
Stock-based compensation expense	913	—
Cash paid for life settlement premiums	(3,355)	(3,022)
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred tax asset	1,596	—
Income tax payable	(10,720)	—
Real estate taxes payable	3,135	—
Operating assets	(4,210)	(3,795)
Operating liabilities	(4,887)	9,459
Net cash provided by (used in) operating activities:	(18,474)	24,551

Cash flows from investing activities
Proceeds from asset redemptions	—	10,872
Distributions from CLO investments	—	18,100
Proceeds from sale of investments	29,490	—
Purchases of investments ($4,034 and $(9,925) with related parties, respectively)	(3,579)	(9,925)
Contributions to equity method investments	—	(1,382)
Additions to consolidated real estate investments	(8,926)	(1,317)
Acquisitions of consolidated real estate investments	—	(26,500)
Proceeds from life settlement policy maturities	2,999	—
Cash from deconsolidation of investment	(3,993)	—
Net cash provided by (used in) investing activities	15,991	(10,152)

Cash flows from financing activities
Proceeds received from notes payable	20,000	13,250

Mortgage payments	(1,773)	(591)
Prime brokerage borrowing	11,892	2,567
Credit facilities payments	(8,999)	(9,500)
Prime brokerage payments	(12,756)	(92)
Deferred financing costs paid	(771)	(379)
Dividends paid to preferred shareholders	(3,465)	(1,155)
Dividends paid to common shareholders	(12,460)	(5,577)
Net cash used in financing activities:	(8,332)	(1,477)

Net decrease in cash, cash equivalents and restricted cash	(10,815)	12,922
Cash, cash equivalents and restricted cash, beginning of period	48,649	50,776
Cash, cash equivalents and restricted cash, end of period	$37,834	$63,698

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,306	$2,722
Income tax paid	$13,700	$—
Supplemental Disclosure of Noncash Activities
Non-cash dividend payment	$4,462	$—
Fair value assets acquired from the sale of consolidated investments*	$68,500	$—
Non-cash advisory fee payment	$156	$—

*For more information about this transaction, refer to Note 10. Life Settlement Portfolio
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
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of September 30, 2023, there were 2,000 partnership units of the OP (the “OP Units”) outstanding, of which 100.0% were owned by the Company.
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
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022 and April 11, 2023, (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of September 30, 2023. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
Income Taxes

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to stockholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. Our consolidated net loss before income taxes was $67.6 million for the three months ended September 30, 2023 and $99.9 million for the nine months ended September 30, 2023. The Company’s consolidated balance sheet as of September 30, 2023 consists of a $2.2 million net deferred tax asset at NHF TRS, LLC and a $1.5 million net deferred tax liability at NREO TRS, Inc. for a consolidated net Deferred Tax asset of $0.7 million.

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three and nine months ended September 30,

2023 were (0.49)% and (1.45)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
3. Business Change
As discussed in Note 1, on the Deregistration Date, the SEC issued an order pursuant to Section 8(f) of the Investment Company Act declaring that the Company has ceased to be an investment company under the Investment Company Act. The issuance of the Deregistration Order enabled the Company to proceed with full implementation of the Business Change. Upon the Deregistration Order, the Company discontinued the use of guidance in FASB ASC 946. To effectuate this change, the fair values of the Company’s investments became the July 1, 2022 cost basis. The change also required the consolidation of several investments that were previously not required to be consolidated under FASB ASC 946.
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
As of September 30, 2023, the Company, through the OP, owned four properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of September 30, 2023:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	September 30, 2023
White Rock Center		Dallas, Texas	2013	100%
5916 W Loop 289		Lubbock, Texas	2013	100%
Cityplace Tower		Dallas, Texas	2018	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022	100%

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
5. Consolidated Real Estate Investments
As of September 30, 2023, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated balance sheet, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,345	$1,921	$(101)	$—	$5	$13,485
5916 W Loop 289	1,081	2,938	—	—	—	—	4,019
Cityplace Tower	18,812	184,907	9,058	(6,669)	24,928	357	231,393
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	26,500
	47,708	198,190	10,979	(6,770)	24,928	362	275,397
Accumulated depreciation and amortization	—	(11,295)	(6,155)	1,857	—	(223)	(15,816)
Total Operating Properties	$47,708	$186,895	$4,824	$(4,913)	$24,928	$139	$259,581

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
Depreciation expense was $2.8 million and $7.2 million for the three and nine months ended September 30, 2023, respectively. Amortization expense related to the Company’s intangible lease assets was $0.8 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. Amortization expense related to the Company's intangible lease liabilities was $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.
Acquisitions
There were no acquisitions by the Company for the nine months ended September 30, 2023.
6. Debt
Cityplace Debt
The Company has debt on its real estate property pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. The debt had an original maturity of September 8, 2022, and the Company deferred the maturity date with the lender to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics were met. On May 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by four months to September 8, 2023. Also on May 8, 2023, the parties to the Loan Agreement agreed to convert the index upon which the interest rate is based to the one-month secured overnight financing rate ("SOFR") effective as of the first interest period beginning on or after May 8, 2023. On September 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by six months to March 8, 2024. The debt restructuring per the terms of the Twelfth Omnibus Amendment Agreement is considered a debt modification. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $142.9 million principal balance outstanding as of September 30, 2023, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. The below table contains summary information related to the mortgages payable (dollars in thousands):

	Outstanding principal as of September 30, 2023	Interest Rate	Maturity Date
Note A-1	$101,535	7.69%	3/8/2024
Note A-2	22,211	11.69%	3/8/2024
Note B-1	12,782	7.69%	3/8/2024
Note B-2	3,173	11.69%	3/8/2024
Mezzanine Note 1	2,796	11.69%	3/8/2024
Mezzanine Note 2	399	11.69%	3/8/2024
Mortgages payable	142,896
Deferred financing costs, net	(335)
Mortgages payable, net	$142,561
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 8.5% as of September 30, 2023 and 7.3% as of December 31, 2022.
The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2023, the Company believes it is in compliance with all covenants.
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
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. The Credit Facility, as amended, would have matured on November 6, 2023, (see Note 16 for information regarding the extension of the maturity date of the Credit Facility) and as of September 30, 2023, bore interest at the one-month SOFR plus 4.25%. During the nine months ended September 30, 2023, the Company paid down $9.0 million on the Credit Facility. As of September 30, 2023, the Credit Facility had an outstanding balance of $2.0 million. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. Management believes that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million. As of September 30, 2023, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 20, 2024, with the option to extend the maturity by one year, twice. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. As of September 30, 2023, the NexBank Revolver had an outstanding balance of $20.0 million.
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
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company. The Company from time to time borrows against the value of these securities. As of September 30, 2023, the Company had a margin balance of approximately $1.8 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $6.9 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the floating interest rate nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2023 are as follows (in thousands):

	Mortgages Payable	Notes Payable	Prime Brokerage Borrowing	Total
2023	$—	$2,000	$—	$2,000
2024	142,896	20,000	—	162,896
2025	—	13,250	—	13,250
2026	—	—	—	—
2027	—	—	—	—
Thereafter	—	—	1,760	1,760
Total	$142,896	$35,250	$1,760	$179,906

7. Variable Interest Entities
As of September 30, 2023, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

Entities	Instrument	Asset Type	Percentage Ownership as of September 30, 2023		Relationship as of September 30, 2023
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%		VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.7%		VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		VIE
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	16.0%		VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.1%		VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		VIE
IQHQ Holdings, LP	LP interest	Life science	1.1%		VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	100.0%	(1)	VIE
(1) The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc., but it does not own any of the outstanding common stock of NexAnnunity Holdings, Inc.
Consolidated VIEs
The Company did not have any consolidated VIEs for the period ended September 30, 2023.

8. Equity Method Investments
Below is a summary of the Company’s equity method investments as of September 30, 2023 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$11,815		$(9,590)	$21,405	$(14)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	24,336		21,334	3,002	(111)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,200		7,466	(266)	447
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	11,922		9,990	1,932	1,081
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
					$67,585		$41,512	$26,073	$1,403

Below is a summary of the Company’s equity method investments as of December 31, 2022 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)		Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$13,013		$—		$13,013	$(217)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	27,136		21,334		5,802	(227)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,272		7,466		(194)	280
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312		—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	10,923		8,751		2,172	665
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—		—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—		—	—
					$70,656		$49,863	$—	$20,793	$501
Below is a summary of the Company's investments as of September 30, 2023 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "investments, at fair value" on the consolidated balance sheet.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	16.0%	(7)	$79,658
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.2%	(7)	34,356
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.1%	(7)	146,419
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%	(3)	69,484
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.7%		37,863
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		49,568
NexPoint Hospitality Trust	Common stock	Hospitality	45.4%		9,500
LLV Holdco, LLC	LLC interest	Land	26.8%		3,267
					$430,115
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
(4)The Company owns 100% of Las Vegas Land Owner, LLC which owns 77% of a joint venture that owns an 8.5 acre tract of land (the "Tivoli North Property"). Through a tenants in common arrangement, the Company shares control and as such accounts for this investment using the equity method.
(5)The Company has a 50% non-controlling interest in Claymore Holdings, LLC (“Claymore”) and Allenby, LLC, (“Allenby”). The Company has determined it is not the primary beneficiary and does not consolidate these entities.
(6)The Company has elected the fair value option with respect to these investments. The basis in these investments is their September 30, 2023 fair value.
(7)The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of the investee or its parent and as such, accounts for the investee using the equity method.
Significant Equity Method Investments
The table below presents the unaudited summary balance sheets for the Company’s significant equity method investments as of September 30, 2023 (dollars in thousands). NexPoint Real Estate Finance, Inc. ("NREF"), NexPoint Storage Partners, Inc. ("NSP") and VineBrook Homes Trust, Inc. ("VineBrook") do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities. As such, only the financial information for NREF, NSP and VineBrook are presented below.

	NREF	VineBrook	NSP

ASSETS
Investments	$6,814,871	$2,500	$—
Real estate assets	58,563	3,359,816	1,205,678
Cash and cash equivalents	10,977	34,115	12,746
Other assets	1,942	208,109	191,441
TOTAL ASSETS	$6,886,353	$3,604,540	$1,409,865

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt	$1,212,740	$2,487,524	$890,508
Other liabilities	5,239,450	148,345	402,928
Total Liabilities	6,452,190	2,635,869	1,293,436

Redeemable noncontrolling interests in the operating company	89,148	482,149	211,082
Noncontrolling interests in consolidated VIEs	—	12,786	—
Total Shareholders' Equity	345,015	473,736	(94,653)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,886,353	$3,604,540	$1,409,865

The table below presents the unaudited summary statement of operations for the nine months ended September 30, 2023 for the Company’s significant equity method investments (dollars in thousands).

	NREF	VineBrook	NSP

Revenues
Rental income	$3,057	$259,121	$83,851
Net interest income	12,971	—	1,527
Other income	—	4,362	6,154
Total revenues	16,028	263,483	91,532

Expenses
Total expenses	16,950	368,968	103,968

Gain (loss) on sales of real estate	—	(65,108)	(8,276)
Other income (expense)	1,727	(43,130)	(77,006)
Unrealized gain (loss) on derivatives	—	6,297	—
Total comprehensive income (loss)	$805	$(207,426)	$(97,718)
9. Fair Value of Derivatives and Financial Instruments
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The table below summarizes the inputs used to value the Company’s assets carried at fair value on a recurring basis as of September 30, 2023 (in thousands):

		Fair Value
	Cost Basis	Level 1	Level 2	Level 3	Total
Assets
Bond	$17	$—	$22	$—	$22
CLO	34,958	—	563	18,251	18,814
Common stock	311,789	41,605	—	180,873	222,478
Convertible notes	46,260	—	—	43,448	43,448
LLC interest	66,492	—	—	41,148	41,148
LP interest	324,494	—	79,658	195,987	275,645
Preferred Shares	66,955	—	—	66,955	66,955
Rights and warrants	3,937	—	3,751	—	3,751
Senior loan	41,428	—	58	41,867	41,925
	$896,330	$41,605	$84,052	$588,529	$714,186
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
The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2023 (in thousands):

	December 31, 2022	Contributions/ Purchases	Paid in- kind dividends	Redemptions/ Conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	September 30, 2023
CLO	$6,412	$—	$—	$—	$—	$—	$11,839	$18,251
Common stock	234,667	—	—	—	—	—	(53,794)	180,873
Convertible notes	50,828	(8,542)	—	—	—	—	1,162	43,448
Life settlement	67,711	3,355	—	(67,506)	—	(1,101)	(2,459)	—
LLC interest	60,836	70,222	—	(68,500)	—	(1,722)	(19,688)	41,148
LP interest	223,141	3,467	—	—	—	—	(30,621)	195,987
Preferred Shares	—	68,500	455	(2,000)	—	—	—	66,955
Senior loan	43,341	—	2,989	(4,971)	—	11	497	41,867
Total	$686,936	$137,002	$3,444	$(142,977)	$—	$(2,812)	$(93,064)	$588,529

The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of September 30, 2023.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
CLO	Discounted Net Asset Value	Discount		70%			$18,251

Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	180,873
	Discounted Cash Flow	Discount Rate	7.75%	—	12.50%	(10.2)%
		Market Rent (per sqft)	$4.91	—	$24.98	$(14.95)
		RevPAR	$95.00	—	$203.00	$(127.78)
		Capitalization Rates	5.38%	—	10%	(8.88)%
	NAV Approach	Discount Rate		10.00%
	Multiples Analysis	Multiple of EBITDA	1.00x	—	4.25x	(2.43)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$841.00
		N/A	$25.31	—	$28.00	$(26.66)
		Offer Price per Share		$1.10

Convertible Notes	Discounted Cash Flow	Discount Rate	8.00%	—	10.25%	(9.13)%	43,448
	Option Pricing Model	Volatilty	25.00%	—	60.00%	(47.86)%

LLC Interest	Discounted Cash Flow	Discount Rate	7.75%	—	30.00%	(14.06)%	41,148
		Market Rent (per sqft)	$4.91	—	$24.98	$(14.95)
		Capitalization Rate		5.375%

LP Interest	Discounted Cash Flow	Capitalization Rate	3.90%	—	6.90%	5.51%	195,987
		Discount Rate	10%	—	20.0%	(15)%
	Recent Transaction	Price per Share		$22.88

Preferred Shares	Recent Transaction	Cost ($mm)		$66.955			66,955

Senior Loan	Discounted Cash Flow	Discount Rate	12.30%	—	20.00%	(16.15)%	41,867

Total							$588,529

10. Life Settlement Portfolio
As of June 30, 2023, the Company, through one of its TRSs, owned 100% of the outstanding equity and debt of Specialty Financial Products, Ltd. ("SFP"), an Ireland domiciled private company with limited liability and a Designated Activity Company. At the proposal of NexAnnuity Asset Management, L.P. ("NexAnnuity"), an affiliate of the Adviser, SFP was formed for the purpose of entering into acquisitions of U.S. life settlement policies approved by NexAnnuity and funded by the issuance of debt securities, or the Structured Note purchased by the Company. SFP utilizes proceeds from maturing life settlement contracts to repay the Structured Note and to further invest in life settlement contracts. On June 30, 2023, as the Company owned the outstanding ordinary shares of and Structured Note issued by SFP, the Company consolidated SFP in its entirety. On September 1, 2023, the Company, through one of its TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to a related party NexAnnuity Holdings, Inc. ("NHI") and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI. As a result, the Company now holds none of the outstanding equity and debt of SFP, and SFP no longer meets the requirements for consolidation under ASC 810 – Consolidation. The Company will have no continuing involvement with SFP. As such, SFP has been deconsolidated herein as of September 1, 2023. The Class A Preferred Stock in NexAnnuity Holdings, Inc. is accounted for as an investment in an equity security. However, management has elected to account for the investment using the fair value option and presented it as Investments, at fair value. The fair value of the Class A Preferred Stock is its original issue price of $1,000 per share due to the recent nature of the transaction. Dividends on the Class A Preferred Stock are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 at an annual rate of 8.0% for years one through seven, 9.5% for years eight through ten, 11.0% for years eleven through thirteen, and 12.0% for years fourteen through sixteen and thereafter.
The transfer of the Structured Note qualified as a sale under ASC 860 – Transfers and Servicing as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets.
11. Shareholders’ Equity
Common Shares
As of September 30, 2023, the Company had 37,682,699 common shares, par value $0.001 per share, issued and outstanding. 510,891.75 shares were issued during the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, the Company paid a distribution of $0.15 per share on its common shares on March 31, 2023 to shareholders of record on March 15, 2023, June 30, 2023 to shareholders of record on June 15, 2023 and September 29, 2023 to shareholders of record on August 14, 2023. The dividend paid on September 29, 2023 consisted of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) comprising 20% of the dividend, with the balance being paid in the Company's common shares.
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
During the nine months ended September 30, 2023, the Company declared three distributions on its Series A Preferred Shares, each in the amount of $0.34375 per share, which were paid to holders of Series A Preferred Shares on March 31, 2023 to shareholders of record on March 24, 2023, on June 30, 2023 to shareholders of record on June 23, 2023 and on September 30, 2023 to shareholders of record on September 25, 2023.

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
Restricted Share Units. Under the 2023 LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn dividends that are payable in cash on the vesting date. On April 4, 2023, pursuant to the 2023 LTIP, the Company granted 37,313 restricted share units to its trustees, on April 4, 2023, the Company granted 566,169 restricted share units to its officers and other employees of the Adviser. The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of September 30, 2023:

	2023
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding January 1, 2023	—	$—
Granted	603,482	10.45
Vested	—	—
Forfeited	—	—
Outstanding September 30, 2023	603,482	$10.45
The following table contains information regarding the vesting of restricted share units under the 2023 LTIP for the next five calendar years subsequent to September 30, 2023:

	Shares Vesting
	April	Total
2023	—	—
2024	178,856	178,856
2025	141,542	141,542
2026	141,542	141,542
2027	141,542	141,542
Total	603,482	603,482
As of September 30, 2023, the Company had issued no common shares under the 2023 LTIP. For the three and nine months ended September 30, 2023, the Company recognized approximately $0.5 million and $0.9 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of September 30, 2023, the Company had recognized a liability of approximately $0.2 million related to dividends earned on restricted share units that are payable in cash upon vesting.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Three Months Ended September 30,	Nine Months Ended September 30,
		2023	2023
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(69,113)	$(104,811)

Denominator for loss per share:
Weighted average common shares outstanding		37,187	37,177
Denominator for basic and diluted loss per share		37,187	37,177
Weighted average unvested restricted share units		603	398
Denominator for diluted loss per share	(1)	37,187	37,177

Loss per weighted average common share:
Basic		$(1.86)	$(2.82)
Diluted		$(1.86)	$(2.82)
(1)     For the three and nine months ended September 30, 2023, excludes approximately 397,900 and 603,482 shares, related to assumed vesting of RSUs as the effect would be anti-dilutive.
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

In connection with the Business Change and effective on the Deregistration Date, the Company terminated its investment advisory agreement and its administrative services agreement with the Former Adviser and entered into the Advisory Agreement with the Adviser, a subsidiary of NexPoint. The Company also terminated the investment advisory agreements between NexPoint and its wholly owned subsidiaries, NexPoint Real Estate Opportunities, LLC ("NREO") and NexPoint Real Estate Capital, LLC, effective on the Deregistration Date. Pursuant to the Advisory Agreement, subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of the Company, and provides investment management services.
As of September 30, 2023, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets (defined below).
On April 11, 2023, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Fees shall be paid in cash unless the Adviser elects, in its sole discretion, to receive all or a portion of the monthly installment of the Fees in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s annual meeting of shareholders, the Company’s shareholders did not approve issuances in excess of the Share Cap. During the three and nine months ended September 30, 2023, we issued 14,588.75 and 14,588.75 common shares, respectively, to the Advisor in payment of the Fees in an amount of $0.16 million and $0.16 million, respectively .
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
Revolving Credit Facility
On May 22, 2023, the Company entered into the NexBank Revolver pursuant to which the Company in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, and bears interest at one-month SOFR plus 3.50% and matures on May 20, 2024. The Company drew the $20.0 million on May 22, 2023. The fair value of the revolving credit facility is equal to its carrying value as the Company has the ability to repay the outstanding principal at par value at any time. As of September 30, 2023, the NexBank Revolver had an outstanding balance of $20.0 million.
Reimbursement of Expenses; Expense Cap
The Company is required to pay directly or reimburse the Adviser for all of the documented “operating expenses” (all out-of-pocket expenses of the Adviser in performing services for us, including but not limited to the expenses incurred by the Adviser in connection with any provision by the Adviser of legal, accounting, financial, due diligence, investor relations or other services performed by the Adviser that outside professionals or outside consultants would otherwise perform and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery or other office, internal and overhead expenses of the Adviser required for our operations) and any and all expenses (other than underwriters'

discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses (collectively, "Offering Expenses"), paid or incurred by the Adviser or its affiliates in connection with the services it provides to us pursuant to the Advisory Agreement. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, could not exceed 1.5% (the "Expense Cap") of Managed Assets, calculated as of the end of each quarter, for the twelve-month period which followed the Company’s receipt of the Deregistration Order; provided, however, that this limitation did not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, further, in the event the Company consolidated another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses would have been calculated without giving effect to such consolidation and instead such entity’s expenses would have been, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. On occasion, the Adviser may waive additional fees to the extent assets are invested in certain affiliated investments. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, these expenses are considered permanently waived and become non-recoupable in the future. The Expense Cap expired on June 30, 2023.
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
For the three and nine months ended September 30, 2023, the Company incurred Administrative Fees and Advisory Fees of $3.5 million and $10.7 million, which excludes $0 and $2.0 million, respectively, in fees that were waived to comply with the Expense Cap. Should the Fees and expenses and any other items subject to the Expense Cap have been less than the 1.5% limit for the twelve-month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap. No Advisory Fees were recouped by the Adviser as of September 30, 2023.
Guaranties of NexPoint Storage Partners, Inc. Debt
On September 14, 2022, the Company entered into guaranties (the “BS Guaranties”) for the benefit of JPMorgan Chase Bank, National Association (“JPM”) and any additional or subsequent lenders from time to time (collectively, “BS Lender”) under a loan agreement (the "BS Loan Agreement"), pursuant to which the Company guaranteed certain obligations of the borrowers (“BS Borrower”) under the BS Loan Agreement. The Company, through its ownership in NSP, owns an indirect interest in BS Borrower and entered into the BS Guaranties as a condition of BS Lender lending to BS Borrower under the BS Loan Agreement. Pursuant to the BS Guaranties, the Company guaranteed certain carrying obligations, including interest payments, of BS Borrower and certain recourse obligations of BS Borrower pertaining to exculpation or indemnification of BS Lender. The BS Guaranties also provide that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by BS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The BS Loan Agreement provides for a single initial advance of the loan in the amount of $221.8 million to BS Borrower on the closing date, and provides BS Borrower the right to request additional advances in connection with subsequently acquired properties. Amounts outstanding under the BS Loan Agreement are due and payable on March 9, 2024 which date may, at the option of BS Borrower, be extended for an additional six months upon the satisfaction of certain terms and conditions. Borrowings outstanding under the BS Loan

Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising BS Borrower and bear interest at the one-month SOFR, subject to a floor of 0.5%, plus an applicable spread of approximately 4.0% with respect to approximately $184.9 million of initial principal thereunder and approximately 5.4% with respect to approximately $36.9 million of initial principal thereunder.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NREF, Highland Opportunities and Income Fund ("HFRO") and NexPoint Real Estate Strategies Fund (collectively, the "Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of the Company and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. As of September 30, 2023, the maximum liability of the Company under the guaranties was approximately $71.0 million. The Company has not recorded a contingent liability due to NSP being current on all debt and preferred dividend payments and in compliance with all debt compliance provisions of the Sponsor Guaranty Agreement. As of September 30, 2023, the Company owns approximately 53.0% of the total outstanding shares of common stock of NSP.
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
Subsidiary Investment Management Agreement
SFP is a party to a management agreement (the "SFP IMA") with NexAnnuity pursuant to which NexAnnuity provides investment management services to SFP. Mr. Dondero serves as President of NexAnnuity, which is indirectly owned by a trust of which Mr. Dondero is the primary beneficiary. As discussed in Note 10, the Company disposed of its interest in SFP on September 1, 2023. Prior to its disposition, the Company paid $0.1 million in management fees to NexAnnuity.
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

Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank an affiliate of the Adviser through common beneficial ownership. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the nine months ended September 30, 2023, the Company through its subsidiaries has paid approximately $0.5 million in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly.
The Company is a limited guarantor and an indemnitor on one of NexPoint Hospitality Trust's ("NHTs") loans with an aggregate principal amount of $77.4 million as of September 30, 2023. NHT is a publicly traded hospitality REIT that is managed by an affiliate of the Adviser. The Company owns 45.4% of the outstanding common stock of NHT. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
On March 31, 2022, the Company, through an unconsolidated subsidiary, borrowed approximately $13.5 million from NREF, an entity advised by an affiliate of the Adviser, to finance its acquisition of a 77.0% interest in Tivoli North Property. The bridge note bore interest at an annual rate equal to the WSJ Prime Rate plus 1.5% and had a maturity date of October 1, 2022. The Company refinanced this bridge note with PNC Bank, N.A ("PNC Bank") on August 8, 2022. The new loan had a principal amount of $13.5 million and bears interest at an annual rate of daily simple SOFR plus 3.5%. Proceeds from the note with PNC Bank were used to repay in full the financing provided by NREF on August 9, 2022. On August 8, 2023, the Company elected to extend the maturity date of this loan to January 8, 2024.
On December 8, 2022, the Company, through NREO, entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in the joint ventures (the "SAFStor Ventures") with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for approximately 47,064 newly created Class B Units of the NSP OC, representing 14.8% of the outstanding combined classes of common units of the NSP OC (the "NSP OC Common Units") immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NSP, of which the Company owns approximately 86,369 shares, or 53.0%, of the outstanding common stock as of September 30, 2023. In connection with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser following which they were wholly owned by a subsidiary of the NSP OC. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of September 30, 2023, the Company owns approximately 47,064 units, or 29.7%, of the outstanding NSP OC Common Units.
On December 23, 2022, the Company, through NREO, redeemed 2,100,000 common units of limited partnership (the "NREF OP Units") of NexPoint Real Estate Finance Operating Partnership, L.P. (the "NREF OP") for 2,100,000 shares of common stock of NREF. The NREF OP is the operating partnership of NREF, a publicly traded mortgage REIT managed by an affiliate of the Adviser.
On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NexAnnuity Holdings, Inc. and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NexAnnuity Holdings, Inc. On September 28, 2023, the Company, through one of its wholly owned TRSs, redeemed 2,000 shares of Class A Preferred Stock in NexAnnuity Holdings, Inc.
Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the nine months ended and as of September 30, 2023, the Company has the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends		Total Income
NexPoint Hospitality Trust	Common Stock	$9,500	$(18,185)	$—	$—	$—		$(18,185)
NexPoint Real Estate Finance, Inc.	Common Stock	34,356	987	—	—	4,316		5,303
NexPoint Storage Partners, Inc.	Common Stock	69,484	(34,210)	—	—	—		(34,210)
NexPoint Residential Trust, Inc.	Common Stock	2,910	(1,027)	—	—	113		(914)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	21,275	468	—	—	1,411		1,879
NexPoint Hospitality Trust	Convertible Notes	22,173	694	—	—	479		1,173
NexPoint Storage Partners Operating Company, LLC	LLC Units	37,863	(18,642)	—	—	—		(18,642)
SFR WLIF III, LLC	LLC Units	7,200	—	—	498	—		498
Claymore Holdings, LLC	LLC Units	—	—	—	—	—		—
Allenby, LLC	LLC Units	—	—	—	—	—		—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	146,419	(26,108)	—	—	2,866		(23,242)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	79,658	2,288	—	—	8,764	—	11,052
NexPoint SFR Operating Partnership, L.P.	Partnership Units	49,568	(4,513)	—	—	1,203	—	(3,310)
NexAnnuity Holdings, Inc.	Preferred Shares	66,955	—	—	—	455	—	455
Total		$547,361	$(98,248)	$—	$498	$19,607		$(78,143)

On June 13, 2023, HFRO, a fund managed by an affiliate of the Adviser, loaned $11 million to NexPoint SFR Operating Partnership, L.P. (the "SFR OP") in exchange for $11 million of 7.50% convertible notes of the SFR OP (the "SFR OP Convertible Notes"). The SFR OP Convertible Notes bear interest at 7.50%, are interest only during the term of the SFR OP Convertible Note and mature on June 30, 2027. The SFR OP is a subsidiary of NexPoint Homes Trust, Inc. ("NXHT"), a single-family rental REIT managed by an affiliate of the Adviser. From August 1, 2022 through March 31,

2027, the SFR OP Convertible Notes are convertible into SFR OP Units at the election of the holder at the then-current net asset value, subject to certain required approvals and limitations, including the SFR OP’s right to prohibit conversion if, among other things, conversion would negatively impact NXHT’s REIT status or cause NXHT to own less than 50.0% of the SFR OP.
14. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the Co-Guarantors guaranteed obligations of NSP with respect to NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the Co-Guarantors are capped at $97.6 million, which cap amount will be reduced as the guaranteed obligations of NSP are paid. Each of the Company and the Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. As of September 30, 2023, the maximum liability of the Company under the guaranties was approximately $71.0 million. The Company has not recorded a contingent liability due to NSP being current on all debt and preferred dividend payments and in compliance with all debt compliance provisions of the Sponsor Guaranty Agreement. As of September 30, 2023, the Company owns approximately 53.0% of the total outstanding shares of common stock of NSP. See Note 13 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million outstanding, as of September 30, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore and Allenby are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

15. Operating Leases

Lessor Accounting
The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at September 30, 2023 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2023	$2,939
2024	9,536
2025	9,227
2026	7,911
2027	7,097
Thereafter	26,222
Total	$62,932

The following table lists the tenants where the rental revenue from the tenants during the period presented represented 10% or more of total rental income in the Company’s consolidated statements of operations (in thousands):

For the Nine Months Ended September 30,
Tenant	Rental Income
Hudson Advisors LLC	$2,135
16. Subsequent Events
Dividends Declared
On November 6, 2023, the Board approved a quarterly dividend of $0.15 per common share, payable on December 29, 2023 to shareholders of record on November 17, 2023. The dividend on the Company’s common shares consists of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on November 6, 2023, the Board approved a quarterly dividend of $0.34375 per Series A Preferred Share, payable on January 2, 2024 to shareholders of record on December 22, 2023.
Issuance of Common Shares to Adviser
On October 25, 2023, the Company issued 131,031.24 common shares to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the April 11, 2023 amendment to Advisory Agreement.
Redemption of Series A Preferred Stock in NexAnnuity Holdings, Inc.

On October 24, 2023, the Company, through one of its wholly owned TRSs, redeemed 1,000 shares of Class A Preferred Stock in NHI for $1.0 million .
Credit Facility Amendment

On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20 million. On October 23, 2023, the Company drew $7.0 million of the available balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our annual report on Form 10-K for the year ended December 31, 2022 (our "Annual Report"), filed with the Securities and Exchange Commission (the "SEC") on March 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this quarterly report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report and "Risk Factors" in Part I, Item 1A, "Risk Factors" of our Annual Report.
Overview
As of September 30, 2023, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of September 30, 2023, there were 2,000 OP Units outstanding, of which 100% were owned by us.
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

Real Estate Investments Statistics
As of September 30, 2023, the Company was invested in two retail properties and one office and hospitality property (excluding investments in undeveloped land), as listed below:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	September 30, 2023	September 30, 2023
White Rock Center	82,793	Retail		6/13/2013	$1.51	66.9%
5916 W Loop 289	30,140	Retail		7/23/2013	$0.40	100.0%
Cityplace Tower	1,353,087	Office & Hospitality	(3)	8/15/2018	$2.13	60.2%
	1,466,020
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of September 30, 2023, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of September 30, 2023.
(2)Percent occupied is calculated as the rentable square footage occupied as of September 30, 2023, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of September 30, 2023.
Results of Operations for the Three Months Ended September 30, 2023 and June 30, 2023 and Nine Months Ended September 30, 2023
The following table sets forth a summary of our operating results for the three months ended September 30, 2023 and June 30, 2023 and nine months ended September 30, 2023 (in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended June 30,	For the Nine Months Ended September 30
	2023	2023	2023
Total revenues	$12,364	$13,880	$41,110
Total expenses	(12,885)	(13,853)	(39,276)
Operating income	(521)	27	1,834
Interest expense	(4,173)	(3,762)	(11,397)
Equity in income (losses) of unconsolidated ventures	(369)	422	(23)
Income tax expense	(330)	(308)	(1,444)
Change in unrealized gains (losses)	(61,626)	(9,332)	(89,598)
Realized gains (losses)	(939)	(914)	(718)
Net income (loss)	(67,958)	(13,867)	(101,346)
Net income (loss) attributable to preferred shareholders	(1,155)	(1,155)	(3,465)
Net income (loss) attributable to common shareholders	$(69,113)	$(15,022)	$(104,811)
The change in our net income (loss) for the three months ended September 30, 2023 and June 30, 2023 and the net loss for the nine months ended September 30, 2023 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.

Revenues
Rental income. Rental income was $5.4 million and $5.4 million for the three months ended September 30, 2023 and June 30, 2023, and $15.5 million for the nine months ended September 30, 2023. There was no change between the three months ended June 30, 2023 and the three months ended September 30, 2023. Rental income primarily consists of lease revenue from our investment in Cityplace Tower.
Interest and dividends. Interest and dividends totaled $6.9 million and approximately $8.4 million for the three months ended September 30, 2023 and June 30, 2023, and $25.4 million for the nine months ended September 30, 2023. There was a decrease of $1.6 million between the three months ended June 30, 2023, and the three months ended September 30, 2023, which was primarily due to a decrease in equity dividends.
Other income. Other income was approximately $97.0 thousand and $22.0 thousand for the three months ended September 30, 2023 and June 30, 2023, and $128.0 thousand for the nine months ended September 30, 2023. There was an increase of $75.0 thousand between the three months ended June 30, 2023 and the three months ended September 30, 2023, which was primarily due to an increase in asset management fees on a property.
Expenses
Property operating expenses. Property operating expenses were $1.5 million and $2.5 million for the three months ended September 30, 2023 and June 30, 2023, and $5.6 million for the nine months ended September 30, 2023. There was a decrease of $1.0 million between the three months ended June 30, 2023 and the three months ended September 30, 2023, which was primarily due to a decrease in one-time repair and maintenance expenses. Property operating expenses consist primarily of expenses from our investment in Cityplace Tower.
Property management fees. Property management fees were $191.0 thousand and $191.0 thousand for the three months ended September 30, 2023 and June 30, 2023, and $553.0 thousand nine months ended September 30, 2023. There was no change between the three months ended June 30, 2023 and the three months ended September 30, 2023. Property management fees are primarily based on gross revenues derived primarily from our investment in Cityplace Tower.
Real estate taxes and insurance. Real estate taxes and insurance costs were $1.4 million and $1.3 million for the three months ended September 30, 2023 and June 30, 2023, and $4.1 million for the nine months ended September 30, 2023. There was an increase of $20.0 thousand between the three months ended June 30, 2023 and the three months ended September 30, 2023, which was primarily due to an increase in property taxes at Cityplace Tower. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower.
Advisory and administrative fees. For the three months ended September 30, 2023 and June 30, 2023, the Company incurred Administrative Fees and Advisory Fees of $3.5 million and $3.7 million, which excludes $0 and $2.0 million in fees that were waived to comply with the Expense Cap, and $10.7 million for the nine months ended September 30, 2023, which excludes $(2.0) million in fees that were deferred to comply with the Expense Cap. There was an increase of approximately $1.8 million between the three months ended June 30, 2023 and the three months ended September 30, 2023. The decrease in periods was primarily due to the expiration of the Expense Cap on June 30, 2023. The fees that were deferred to comply with the Expense Cap have been waived and cannot be recouped by the Adviser.
Property general and administrative expenses. Property general and administrative expenses were $0.8 million and $1.0 million for the three months ended September 30, 2023 and June 30, 2023, and $2.6 million for the nine months ended September 30, 2023. There was a decrease of approximately $0.2 million between the three months ended June 30, 2023 and the three months ended September 30, 2023, which was primarily due to a decrease in professional fees. Property general and administrative expenses consist primarily of expenses from our investment in Cityplace Tower.
Corporate general and administrative expenses. Corporate general and administrative expenses were $1.7 million and $2.3 million for the three months ended September 30, 2023 and June 30, 2023, and approximately $5.4 million for the nine months ended September 30, 2023. There was a decrease of approximately $0.6 million between the three months ended June 30, 2023 and the three months ended September 30, 2023, which was primarily driven by a decrease in legal fees, tax prep fees and other professional fees.
Conversion expenses. Conversion expenses were $0.0 million and $1.3 million for the three months ended September 30, 2023 and June 30, 2023 and $1.4 million for the nine months ended September 30, 2023. There was a decrease of approximately $1.3 million between the three months ended June 30, 2023 and the three months ended September 30, 2023, which was primarily driven by a decrease in legal fees and audit related fees associated to the conversion of the predecessor.
Depreciation and amortization. Depreciation and amortization costs were $3.8 million and $3.6 million for the three months ended September 30, 2023 and June 30, 2023 and $10.9 million for the nine months ended September 30, 2023. There was an increase of approximately $0.2 million between the three months ended June 30, 2023 and the three months ended September 30, 2023, which was primarily due to a decrease in amortization of leases. Depreciation and amortization expenses consist primarily of expenses from our investment in Cityplace Tower. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets.
Other Income and Expense
Interest expense. Interest expense was $4.2 million and approximately $3.8 million for the three months ended September 30, 2023 and June 30, 2023 and approximately $11.4 million for the nine months ended September 30, 2023. There was an increase of approximately $0.4 million between the three months ended June 30, 2023 and the three months ended September 30, 2023, which was primarily due to an increase in interest expense at Cityplace Tower attributed to an increase in interest rates and the NexBank Revolver.
Equity in income (losses) of unconsolidated ventures. Equity in income (losses) of unconsolidated ventures was $(0.4) million and $0.4 million for the three months ended September 30, 2023 and June 30, 2023 and $0.0 million for the nine months ended September 30, 2023. There was a decrease of approximately $0.8 million between the three months ended June 30, 2023 and the three months ended September 30, 2023, which was primarily driven by an increase in net income at Marriott Uptown, a 255 key upscale hotel located in Dallas, Texas which is owned by the Company.
Income tax expense. The Company has recorded income tax expense (benefit) of $0.3 million and $0.3 million for the three months ended September 30, 2023 and June 30, 2023, and $1.4 million associated with the TRSs for the nine months ended September 30, 2023. There was no change between the three months ended June 30, 2023 and the three months ended September 30, 2023. The tax expense is partially offset by the quarterly change in valuation allowance on a deferred tax asset of $(0.4) million for a net expense of $0.3 million for the three months ended September 30, 2023, that is recorded on the Consolidated Statement of Operations.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(61.6) million and $(9.3) million for the three months ended September 30, 2023 and June 30, 2023 and $(89.6) million for the nine months ended September 30, 2023. There was a decrease of $52.3 million between the three months ended June 30, 2023 and the three months ended September 30, 2023. The decrease is largely driven by mark-to-market losses on NSP common equity of $54.9 million and VineBrook LP interest of $20.9 million offset by mark-to-market gains on NREF OP Units of $3.7 million and mark-to-market gains on our legacy CLOs of $13.4 million.
Realized gains (losses). Realized gains (losses) were $(0.9) million and $(0.9) million for the three months ended September 30, 2023 and June 30, 2023, and $(0.7) million for the nine months ended September 30, 2023. There was a decrease of $0.0 million between the three months ended June 30, 2023 and the three months ended September 30, 2023. The decrease was primarily driven by realized losses on common stock of Elme Communities of $0.8 million, Whitestone REIT of $1.1 million, and realized losses on SFP of $1.3 million .
Non-GAAP Measurements
Net Operating Income and Same Store Net Operating Income
Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) Advisory Fees and Administrative Fees, (3) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) income tax expenses, (6) conversion expenses, (7) non-operating property investment revenue, (8) realized and change in unrealized gains (losses) generated from non-real estate investments, and (9) equity in income (losses) of unconsolidated equity method ventures.
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
However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, Advisory Fees and Administrative Fees, conversion expenses, income tax expenses, depreciation and amortization expense, and gains and losses from the sale of operating real estate assets that are included in net income (loss) as determined under GAAP, non-operating property investment revenue and realized and change in unrealized gains and losses generated from non-real estate investments, and equity in income or losses of unconsolidated equity method ventures, all of which may be material values. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
NOI and Same Store NOI for the Three Months Ended September 30, 2023 and June 30, 2023 and the Nine Months Ended September 30, 2023
The following table, reconciles our NOI for the three months ended September 30, 2023 and June 30, 2023 and for the nine months ended September 30, 2023 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended September 30	For the Three Months Ended June 30	For the Nine Months Ended September 30
	2023	2023	2023
Net loss	$(67,958)	$(13,867)	$(101,346)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,469	1,660	8,707
Corporate general and administrative expenses	1,685	2,252	5,433
Conversion expenses	—	1,281	1,444
Income tax expense	330	308	1,444
Depreciation and amortization	3,820	3,584	10,928
Interest expense	4,173	3,762	11,397
Non-operating property investment revenue	(6,863)	(8,441)	(25,441)
Realized gains (losses) from non-real estate investments	939	914	718
Change in unrealized gains (losses) from non-real estate investments	61,626	9,332	89,598
Equity in income (losses) of unconsolidated equity method ventures	369	(422)	23
NOI	$1,590	$363	$2,905
Less Non-Same Store
Revenues	$(5,097)	$(5,064)	$(14,543)
Operating expenses	3,749	4,955	12,348
Same Store NOI	$242	$254	$710
Net Operating Income for Our Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2023 and June 30, 2023 and the Nine Months Ended September 30, 2023
There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three months ended September 30, 2023 and June 30, 2023, and the nine months ended September 30, 2023 (our "Same Store" properties). Our Same Store properties exclude Cityplace Tower as of September 30, 2023 and June 30, 2023, because it was not yet stabilized. Non-Same Store properties include properties not yet stabilized.

The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2023 and June 30, 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30	For the Three Months Ended June 30
	2023	2023	$ Change	% Change
Revenues
Same Store
Rental income	$404	$374	$30	8.0%
Same Store revenues	404	374	30	8.0%
Non-Same Store
Rental income	5,000	5,042	(42)	(0.8)%
Other income	97	22	75	N/M
Non-Same Store revenues	5,097	5,064	33	0.7%
Total revenues	5,502	5,438	64	1.2%

Operating expenses
Same Store
Property operating expenses	34	26	9	30.8%
Real estate taxes and insurance	79	63	16	25.4%
Property management fees	20	19	1	5.3%
Property general and administrative expenses	30	13	17	130.8%
Same Store operating expenses	162	121	42	34.7%
Non-Same Store
Property operating expenses	1,493	2,493	(1,000)	(40.1)%
Real estate taxes and insurance	1,281	1,277	4	0.3%
Property management fees	171	173	(2)	(1.2)%
Property general and administrative expenses	803	1,012	(209)	(20.7)%
Non-Same Store operating expenses	3,749	4,955	(1,207)	(24.4)%
Total operating expenses	3,911	5,076	(1,165)	(23.0)%

NOI
Same Store	243	254	(13)	(5.1)%
Non-Same Store	1,349	109	1,240	N/M
Total NOI	$1,590	$363	$1,227	N/M
See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three Months Ended September 30, 2023 and June 30, 2023 and the Nine Months Ended September 30, 2023.”

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

For the Nine Months Ended September 30
2023
Revenues
Same Store
Rental income	$1,126
Same Store revenues	1,126
Non-Same Store
Rental income	14,415
Other income	128
Non-Same Store revenues	14,543
Total revenues	15,669

Operating expenses
Same Store
Property operating expenses	85
Real estate taxes and insurance	223
Property management fees	55
Property general and administrative expenses	53
Same Store operating expenses	416
Non-Same Store
Property operating expenses	5,468
Real estate taxes and insurance	3,834
Property management fees	498
Property general and administrative expenses	2,548
Non-Same Store operating expenses	12,348
Total operating expenses	12,764

NOI
Same Store	710
Non-Same Store	2,195
Total NOI	$2,905
See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three Months Ended September 30, 2023 and June 30, 2023 and Nine Months Ended September 30, 2023.”
Same Store Results of Operations for the Three Months Ended September 30, 2023 and June 30, 2023 and the Nine Months Ended September 30, 2023
As of September 30, 2023, our Same Store properties were approximately 75.7% leased with a weighted average monthly effective occupied rent per square foot of $1.21. As of June 30, 2023, our Same Store properties were approximately 75.4% leased with a weighted average monthly effective rent per square foot of $1.21. For our Same Store properties, we recorded the following operating results for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 and for the nine months ended September 30, 2023.
Revenues
Rental Income. Rental income was $404.5 thousand and $374.0 thousand for the three months ended September 30, 2023 and June 30, 2023, and $1.1 million for the nine months ended September 30, 2023. There was an increase of approximately $30.5 thousand between the three months ended June 30, 2023 and three months ended September 30, 2023, which was primarily related to an increase in rental revenue at White Rock Center.
Expenses
Property operating expenses. Property operating expenses were $34.5 thousand and $25.8 thousand for the three months ended September 30, 2023 and June 30, 2023, and $84.8 thousand for the nine months ended September 30, 2023. There was an increase of approximately $8.7 thousand, or approximately 30.8%, between the three months ended June 30, 2023 and the three months ended September 30, 2023. The majority of the increase is related to an increase in repair and maintenance costs.
Real estate taxes and insurance. Real estate taxes and insurance costs were $78.5 thousand and $62.8 thousand for the three months ended September 30, 2023 and June 30, 2023, and approximately $223.3 thousand for the nine months ended September 30, 2023. There was an increase of approximately $16.0 thousand, or approximately 25.4%, between the three months ended June 30, 2023 and the three months ended September 30, 2023. The majority of the increase is related to a decrease in recoverable taxes.
Property management fees. Property management fees were $19.6 thousand and $18.5 thousand for the three months ended September 30, 2023 and June 30, 2023, and approximately $55.3 thousand for the nine months ended September 30, 2023. There was an increase of approximately $1.0 thousand, or approximately 5.3%, between the three months ended June 30, 2023 and the three months ended September 30, 2023. The majority of the increase is related to an increase in gross receipts upon which property management fees are calculated.
Property general and administrative expenses. Property general and administrative expenses were $29.6 thousand and $13.5 thousand for the three months ended September 30, 2023 and June 30, 2023, and $52.8 thousand for the nine months ended September 30, 2023. There was an increase of $17.0 thousand, or approximately 130.8% between the three months ended June 30, 2023 and the three months ended September 30, 2023. The majority of the increase is related to an increase in miscellaneous legal fees.
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
The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended September 30, 2023 and June 30, 2023 and nine months ended September 30, 2023 (in thousands, except per share amounts):

		For the Three Months Ended September 30,	For the Three Months Ended June 30,	For the Nine Months Ended September 30,
		2023	2023	2023
Net income (loss)		$(67,958)	$(13,867)	$(101,346)
Depreciation and amortization		3,820	3,584	10,928
Realized gains (losses)		939	914	718
FFO		(63,199)	(9,369)	(89,700)
Distributions to preferred shareholders		(1,155)	(1,155)	(3,465)
FFO attributable to common shareholders		(64,354)	(10,524)	(93,165)

FFO per share - basic		$(1.73)	$(0.29)	$(2.51)
FFO per share - diluted		$(1.71)	$(0.28)	$(2.48)

Equity-based compensation expense		477	436	913
Amortization of deferred financing costs - long term debt		(197)	230	(441)
Change in unrealized losses		61,626	9,332	89,598
AFFO attributable to common shareholders		(2,448)	(526)	(3,095)

AFFO per share - basic		$(0.07)	$(0.02)	$(0.08)
AFFO per share - diluted		$(0.06)	$(0.02)	$(0.08)

Weighted average common shares outstanding - basic		37,187	37,172	$37,177
Weighted average common shares outstanding - diluted	(1)	37,790	37,755	37,575

Dividends declared per common share		$0.15	$0.15	$0.45

FFO Coverage - diluted	(2)	-11.4x	-1.85x	-5.51x
AFFO Coverage - diluted	(2)	-0.43x	-0.16x	-0.18x

Net income (loss) coverage	(2)	-12.18x	-2.49x	-6.06x

(1) The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(2) Indicates coverage ratio of FFO/AFFO/net income (loss) per common share (diluted) over dividends declared per common share during the period.

The three months ended September 30, 2023 and June 30, 2023 and nine months ended September 30, 2023
FFO was $(63.2) million and $(9.4) million for the three months ended September 30, 2023 and June 30, 2023 and $(89.7) million for the nine months ended September 30, 2023, which was an increase of approximately $(53.8) million between the three months ended June 30, 2023 and the three months ended September 30, 2023. The change in our FFO between the periods primarily relates to an increase in unrealized losses.
AFFO was $(2.4) million and $(0.5) million for the three months ended September 30, 2023 and June 30, 2023 and $(3.1) million for the nine months ended September 30, 2023, which was a decrease of approximately $(1.9) million between the three months ended June 30, 2023 and the three months ended September 30, 2023. The change in our AFFO between the periods primarily relates to an increase in interest expense.
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances. As of September 30, 2023, we had $3.7 million of cash available to meet our short-term liquidity requirements. As of September 30, 2023, we also had $34.1 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral.
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
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2023.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2023 (in thousands):

For the Nine Months Ended September 30
2023
Net cash provided by (used in) operating activities	$(18,474)
Net cash provided by (used in) investing activities	15,991
Net cash provided by (used in) used in financing activities	(8,332)
Net decrease in cash, cash equivalents and restricted cash	(10,815)
Cash, cash equivalents and restricted cash, beginning of period	48,649
Cash, cash equivalents and restricted cash, end of period	$37,834
Cash flows from operating activities. During the nine months ended September 30, 2023, net cash provided by (used in) operating activities was $(18.5) million. Cash flows from operating activities was primarily driven by an income tax payment of $10.7 million.
Cash flows from investing activities. During the nine months ended September 30, 2023, net cash provided by (used in) investing activities was $16.0 million. Cash flows from investing activities was primarily driven by proceeds from the sale of several equities and senior loans.
Cash flows from financing activities. During the nine months ended September 30, 2023, net cash provided by (used in) financing activities was $(8.3) million. Cash flows from financing activities was primarily driven by notes payable borrowings of $20.0 million, offset by credit facility repayments of $9.0 million, and dividends paid to common shareholders of $16.9 million.
Debt
Mortgage Debt
As of September 30, 2023, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $142.9 million at a weighted average interest rate of 8.5%. See Note 7 to our unaudited consolidated financial statements for additional information.

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
Credit Facility
On January 8, 2021, the Company entered into the Credit Facility with Raymond James Bank, N.A. and drew the full balance. The Credit Facility, as amended, matures on November 6, 2023 and as of September 30, 2023, bore interest at the one-month SOFR plus 4.25%. During the three and nine months ended September 30, 2023, the Company paid down $3.0 million and $9.0 million, respectively on the Credit Facility. As of September 30, 2023, the Credit Facility had an outstanding balance of $2.0 million. For additional information regarding our Credit Facility, see Note 6.
Revolving Credit Facility
On May 22, 2023, the Company entered into the NexBank Revolver with NexBank , with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million. As of September 30, 2023, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 20, 2024, with the option to extend the maturity by one year, twice. As of September 30, 2023, the NexBank Revolver had an outstanding balance of $20.0 million.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of September 30, 2023 for the next five calendar years subsequent to September 30, 2023.

	Payments Due by Period (in thousands)
	Total		2023	2024	2025	2026	2027	Thereafter
Property Level Debt
Principal payments	$156,146		$—	$142,896	$13,250	$—	$—	$—
Interest expense	7,350		3,334	3,357	659	—	—	—
Total	$163,496		$3,334	$146,253	$13,909	$—	$—	$—

Prime Brokerage Borrowing
Principal payments	$1,760		$—	$—	$—	$—	$—	$1,760	(1)
Interest expense	511		102	103	102	102	102	—	(1)
Total	$2,271		$102	$103	$102	$102	$102	$1,760

Preferred Shares
Dividend payments	N/A	(2)	$1,155	$4,620	$4,620	$4,620	$4,620	N/A	(2)

Credit Facility
Principal payments	$22,000		$2,000	$20,000	$—	$—	$—	$—
Interest expense	1,152		465	687	—	—	—	—
Total	$23,152		$2,465	$20,687	$—	$—	$—	$—

Total contractual obligations and commitments	$188,919		$7,056	$171,663	$18,631	$4,722	$4,722	$1,760
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
Cityplace Debt
On May 8, 2023, we received lender consent to defer the maturity of the Cityplace debt to September 8, 2023. Also on May 8, 2023, the parties to the loan agreement agreed to convert the index upon which the interest rate is based to one-month SOFR effective as of the first interest period beginning on or after May 8, 2023. On September 8, the lender agreed to defer the maturity of the Cityplace debt by six months to March 8, 2024. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
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
We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed the Expense Cap of 1.5% of Managed Assets, calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order; provided, however, that this limitation will not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, further, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, these expenses are considered permanently waived and become non-recoupable in the future. The Expense Cap expired on June 30, 2023.
As of September 30, 2023, a total of $3.1 million in Fees to the Adviser have been waived to comply with the Expense Cap. Should the Company’s Fees and expenses subject to the Expense Cap be less than the 1.5% limit for the twelve month period subsequent to the Deregistration Date, some or all of the deferred expenses could be recouped by the Adviser up to the Expense Cap. No Advisory Fees were recouped by the Adviser as of September 30, 2023, and all such deferred fees were waived.
Income Taxes
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $1.4 million associated with the TRSs for the nine months ended September 30, 2023, which is largely driven by income from the Company’s legacy CLO investments and investments in debt instruments not secured by mortgages on real property. The tax expense is partially increased by the quarterly change in valuation allowance on a deferred tax asset of $1.6 million and partially offset by a return-to-provision adjustment of $1.5 million for a net expense of $1.4 million for the nine months ended September 30, 2023, that is recorded on the Consolidated Statement of Operations.
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of September 30, 2023, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of September 30, 2023 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2023. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2021, 2020 and 2019 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).
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
We will make dividend payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a dividend on our common shares of $0.15 per share which was paid on September 29, 2023 to shareholders of record on August 15, 2023. Our Board declared a dividend on our Series A Preferred Shares of $0.34375 per share which was paid on September 30, 2023 to shareholders of record on September 25, 2023. We expect that dividends on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
Through September 30, 2023, the Company has not generated sufficient cash flow from operations, as disclosed on the Consolidated Statement of Cash Flows, to cover the dividend authorized for payment on December 29, 2023. The purpose of paying the dividend partially in shares and partially in cash is to alleviate the cash outflow to the Company. The Company may revert to paying the dividend in cash at some point in the future when cash flow from operations supports such a cash dividend. However, there can be no assurance that cash flow from operations will be able to support a cash dividend in the future.

Off-Balance Sheet Arrangements
As of September 30, 2023, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
The Company is the guarantor on three secured loans to, and dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser, with the secured loans having an aggregate principal amount of approximately $563.3 million outstanding as of September 30, 2023. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 13 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million as of September 30, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2023, there have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report.
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
REIT Tax Election
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our shareholders. Taxable income from certain non-REIT activities are managed through one or more TRS entities and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $1.4 million associated with the TRSs for the nine months ended September 30, 2023, which is largely driven by income from the Company’s legacy CLO investments and investments in debt investments not secured by mortgages on real property. The tax expense increased primarily as a result of the quarterly change in the valuation allowance on a deferred tax asset of $1.6 million and was partially offset by a return-to-provision adjustment of $1.5 million for a net expense of $1.4 million for the nine months ended September 30, 2023, that is recorded on the Consolidated Statement of Operations. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Resignation

On November 9, 2023 (the “Separation Date”), Matt Goetz resigned from his position as Senior VP-Investments and Asset Management of the Company. Mr. Goetz’s resignation is not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.

In connection with his resignation from the Company and its affiliates, Mr. Goetz and the Company, the Adviser, NexPoint Advisors, L.P. (“NREA”), NexPoint Residential Trust, Inc. (“NXRT”), NexPoint Real Estate Advisors, L.P., NREF, NexPoint Real Estate Advisors VII, L.P., VineBrook, and NexPoint Real Estate Advisors V, L.P. entered into a Separation Agreement, dated November 9, 2023 (the “Separation Agreement”). Pursuant to the Separation Agreement, NREA will subsidize Mr. Goetz’s COBRA premium for a period of twelve months and 11,300 restricted share units granted to Mr. Goetz by the Company will immediately vest as of the Separation Date and will settle on the original scheduled vesting dates, subject to Mr. Goetz’s continued compliance with existing restrictive covenants. In addition, pursuant to the Separation Agreement, 11,453 restricted stock units granted to Mr. Goetz by NXRT, 72,675 restricted stock units granted to Mr. Goetz by NREF and 4,279 restricted stock units granted to Mr. Goetz by VineBrook will immediately vest as of the Separation Date and will settle on the original scheduled vesting dates, subject to Mr. Goetz’s continued compliance with existing restrictive covenants. The approximate value of the restricted share units of the Company that are vesting on the Separation Date is $113,000 and the approximate value of the aggregate restricted stock units of the Company, NXRT, NREF and VineBrook that are vesting on the Separation Date is $2 million.

The Severance Agreement additionally contains, among other things, mutual non-disparagement provisions and a mutual release of claims by Mr. Goetz and the Company.

In connection with the Separation Agreement, Mr. Goetz, the Company, NXRT, NREF and VineBrook entered into a vesting agreement pursuant to which, among other things, the award agreements between Mr. Goetz and the Company relating to his restricted share unit grants were amended to account for his separation and accelerated vesting of a portion of his outstanding restricted share unit grants pursuant to the Separation Agreement.

The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1
Contribution and Assignment Agreement, dated September 1, 2023, by and between NHF TRS, LLC, NexAnnuity Holdings, Inc., NexLS Holdco, LLC and Specialty Financial Products Designated Activity Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.2
Second Amended and Restated Limited Partnership Agreement of NexPoint SFR Operating Partnership, L.P. dated June 30, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

10.3*
Limited Consent and Twelfth Omnibus Amendment, dated September 8, 2023, by and among CP Tower Owner, LLC, CP Land Owner, LLC, CP Equity Owner, LLC, CP Equity Land Owner, LLC, the Company, NexPoint Real Estate Partners, LLC, Delphi CRE Funding LLC, ACORE Credit IV CLO Issuer 2018-1, LLC and ACORE Capital Mortgage, LP.

10.4*
Separation Agreement, dated November 9, 2023, by and among NexPoint Advisors, L.P., NXRT, NexPoint Real Estate Advisors, L.P., NREF, NexPoint Real Estate Advisors VII, L.P., the Company, the Adviser, VineBrook, and NexPoint Real Estate Advisors V, L.P.

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

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President and Trustee	November 14, 2023
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer, Executive VP-Finance, Treasurer, Assistant Secretary and Trustee	November 14, 2023
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)