Form 10-K
period 2023-12-31
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2024-03-14
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2023, was approximately $378,106,596.

As of March 13, 2024, the registrant had 38,559,520.61 common shares, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-K
Year Ended December 31, 2023
i

Cautionary Statement Regarding Forward-Looking Statements
This annual report (this "Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Annual Report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” "plan," "potential,"“estimate,” “project,” "target," “should,” “will,” “would,” “result,” "goal," "could," "future," "continue," "if," the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

2023 Highlights

Key highlights and transactions completed in 2023 include the following:

Legacy CLOs

For the year ended December 31, 2023, the Company received approximately $17.5 million in distributions from its legacy CLO positions, meaning CLO investments that were held prior to the Business Change (as defined below). The legacy CLO positions are in wind down, and the timing, and likelihood of any future distributions are uncertain.

NexPoint SFR Operating Partnership, L.P.

On October 25, 2023, the Company, contributed approximately $0.5 million to NexPoint SFR Operating Partnership, L.P. (the "SFR OP") in exchange for a promissory note in the principal amount of $0.5 million made by the SFR OP (the "SFR OP Promissory Note"). The SFR OP Promissory Note has a maturity date of April 25, 2024 and accrues interest at a fixed rate of 8.80% per annum. The SFR OP is a subsidiary of NexPoint Homes Trust, Inc., a private single-family rental ("SFR") REIT managed by an affiliate of the Adviser. Additionally, on April 18, 2023, the SFR OP paid down approximately $8.5 million of 7.50% convertible notes of the SFR OP ("SFR OP Convertible Notes") held by the Company or through one or more subsidiaries that are interest only during the term and mature on June 30, 2027. Subsequent to December 31, 2022 and through December 31, 2023, the Company, directly or through one or more subsidiaries, received approximately $1.8 million of additional common units of SFR OP (the "SFR OP Units") through continued participation in the SFR OP distribution reinvestment plan. As of December 31, 2023, the Company owns approximately 2,193,814, or 30.8%, of the outstanding SFR OP Units, $21.5 million in outstanding principal balance of SFR OP Convertible Notes and $0.5 million of the SFR OP Promissory Note.

NexPoint Storage Partners Operating Company, LLC

On November 9, 2023, the Company, directly or through one or more subsidiaries contributed approximately $5.0 million to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for a promissory note in the principal amount of $5.0 million made by the NSP OC (the "NSP OC Promissory Note"). The NSP OC Promissory Note has a maturity date of May 8, 2024 and accrues interest at a fixed rate of 5.32% per annum.

Specialty Financial Products, Ltd.
On September 1, 2023, the Company, through one of its TRSs, entered into a contribution agreement to transfer a structured promissory note (the "Structured Note") issued by Specialty Financial Products, Ltd. ("SFP") and all its rights, title and interests to a related party NexAnnuity Holdings, Inc. ("NHI") and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI. On September 28, 2023, the Company redeemed 2,000 shares of Class A Preferred Stock of NHI for $2.0 million. On September 30, 2023, the Company elected to receive the quarterly distribution of approximately $0.5 million in Class A Preferred Stock instead of cash. On October 24, 2023, the Company redeemed 1,000 shares of Class A Preferred Stock of NHI for $1.0 million. On November 10, 2023, the Company redeemed 1,000 shares of Class A Preferred Stock of NHI for $1.0 million. On December 31, 2023, the Company elected to capitalize the quarterly distribution of approximately $1.3 million. For further information on this transaction, see Note 10 to our consolidated financial statements.
VineBrook Homes Operating Partnership, L.P.
Subsequent to December 31, 2022 and through December 31, 2023, the Company, directly or through one or more subsidiaries, contributed approximately $4.3 million to VineBrook Homes Operating Partnership, L.P. ("VB OP") in exchange for common units of VB OP ("VB OP Units") through distribution reinvestments.

Share Repurchase Program

On October 24, 2022, our Board of Trustees (our “Board”) authorized a share repurchase program (the “Share Repurchase Program”) through which we may repurchase an indeterminate number of common shares and our 5.50% Series A Cumulative Preferred Shares, liquidation preference $25.00 per share (the “Series A Preferred Shares”), at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 24, 2024. We may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time. As of December 31, 2023, we had not made any repurchases of our common shares or Series A Preferred Shares pursuant to the Share Repurchase Program.

Our Portfolio

As of December 31, 2023, the Company’s Portfolio includes real estate investments comprised of four operating properties, three of which are rented from the Company for retail, hospitality or office use and one which is undeveloped, two convertible note and two promissory note investments in businesses focused on SFR and hospitality real estate, and 13 equity investments in businesses primarily focused on investing in SFR, self-storage, hospitality, life science or undeveloped real estate, as well as investing in commercial mortgage loans or other structured investments with underlying properties types including single-family, multifamily, life science and self-storage. As of December 31, 2023, the Company’s Portfolio also includes other investments comprised of its ownership of common equity, loans, CLOs, rights and warrants, U.S. life settlement contracts, convertible notes and bonds from a number of diverse issuers and investment vehicles, including litigation claims and midband spectrum frequency licenses.

The Company’s Portfolio, based on net equity, is comprised of 81.3% real estate investments and 18.7% other investments. See below for a table of our investments as of December 31, 2023 (dollars in thousands).

	Investment	Real Estate
Investment	Date	Value	Debt	Net Equity (1)	Location	Property Type
Operating Properties
Cityplace Tower	8/15/2018	$233,665	$142,305	$107,690	Dallas, Texas	Office & Hospitality*
NexPoint Dominion Land, LLC	8/9/2022	26,500	13,250	12,967	Plano, Texas	Land
White Rock Center	6/13/2013	13,485	—	12,893	Dallas, Texas	Real Estate Other
5916 W Loop 289	7/23/2013	4,019	—	3,833	Lubbock, Texas	Real Estate Other
Total		$277,669	$155,555	$137,383
*    Cityplace is currently under development, and the Company is converting part of the property into a hotel, which was still under construction as of December 31, 2023.

Real Estate Equity Method Investments	Ownership Percentage	Investment Type	Net Equity (1)	Location
VineBrook Homes Operating Partnership, L.P.	11.2%	Single-Family Rental	$146,516	Various
NexPoint Real Estate Finance Operating Partnership, L.P.	15.6%	Diversified	76,688	Various
NexPoint Storage Partners, Inc.	52.9%	Self-Storage	68,187	Various

NexPoint SFR Operating Partnership, L.P.	30.8%		Single-Family Rental	49,383	Various
NexPoint Storage Partners Operating Company, LLC.	30.0%		Self-Storage	37,157	Various
NexPoint Real Estate Finance, Inc.	12.0%	(2)	Diversified	33,075	Various
AM Uptown Hotel, LLC	60.0%		Hospitality	23,158	Dallas, Texas
Las Vegas Land Owner, LLC	76.8%	(3)	Multifamily	12,312	Las Vegas, Nevada
Sandstone Pasadena Apartments, LLC	50.0%		Multifamily	11,458	Pasadena, Texas
SFR WLIF III, LLC	20.0%		Single-Family Rental	7,079	Various
NexPoint Hospitality Trust	46.2%		Hospitality	4,886	Various
LLV Holdco, LLC	26.8%		Land	2,242	Henderson, Nevada
Total				$472,141

Other Real Estate Common Equity	Shares/Units		Investment Type	Net Equity (1)
IQHQ Holdings Class A-1	1,939	(2)	Life Science	$49,109
IQHQ Holdings Class A-2	250	(2)	Life Science	6,684
NexPoint Residential Trust, Inc.	92	(2)	Multifamily	3,154
Other	1,764	(2)	Real Estate Other	1,166
Total				$60,113

Real Estate Convertible Notes	Principal Amount		Investment Type	Net Equity (1)
SFR OP Convertible Notes	21,457		Single-Family Rental	$20,814
NHT OP Notes	24,927		Hospitality	21,437
Total				$42,251

Real Estate Senior Loans	Principal Amount		Investment Type	Net Equity (1)
LLV Holdco, LLC Revolver	10,715		Land	$9,837

Real Estate Promissory Notes	Principal Amount		Investment Type	Net Equity (1)
NSP OC Promissory Note	5,000		Self-Storage	$5,000
SFR OP Promissory Note	500		Single-Family Rental	500
				$5,500
Other Equity Method Investments	Shares/Units		Investment Type	Net Equity (1)	Location
Perilune Aero Equity Holdings One, LLC	10,310,000		Aircraft	$12,256	Aerospace
Claymore Holdings, LLC	4,465,280	(4)	Litigation Claims	—	N/A
Allenby, LLC	970,379	(4)	Litigation Claims	—	N/A
Haygood, LLC.	31,170	(4)	Litigation Claims	—	N/A

Total			$12,256

Other Assets	Net Equity (1)
Preferred Shares	$66,268
Common Equity	52,827	(2)
Senior Loans	31,016
CLO	1,215
Rights and Warrants	3,993
Bonds	85
Total	$155,404

(1)	Net equity represents the carrying value of the investment. For investments in operating properties, any debt secured by the underlying real property is subtracted from the carrying value of the investment.
(2)	All or part of this security is pledged as collateral for short sales, margin borrowing or credit facilities.
(3)	The Company owns 100% of Las Vegas Land Owner, LLC ("Tivoli"), a tenants-in-common arrangement (the "TIC") that owns 77% of an 8.5 acre tract of land upon which Tivoli plans to develop a 300 unit multifamily apartment community in Las Vegas, Clark County, Nevada. Through the TIC, the Company shares control and as such accounts for this investment using the equity method.
(4)
The Company owns noncontrolling interests in three limited liability companies, Claymore Holdings, LLC, Allenby, LLC, and Haygood, LLC, created to hold litigation claims. The probability, timing, and potential amount of recovery, if any, are unknown as of December 31, 2023.

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

The Company focuses on opportunistic investments in real estate properties with a value-add component and real estate credit with an objective to increase the cash flow and value of our properties, acquire properties with cash flow growth potential and achieve capital appreciation for shareholders through a value-add program. The Company pursues real estate credit investments based on where the Adviser believes the various real estate subsectors are performing within the broader real estate cycle and tactically allocates its investments among these opportunities.

The Company believes that a diversified investment approach is appropriate for the current market environment. However, to capitalize on investment opportunities at different times in the economic and real estate investment cycle, the Company may change its investment strategy from time to time. The Company believes that the flexibility of the Company's investment strategy and the experience and resources of the Adviser and its affiliates will allow the Company to take advantage of changing market conditions to provide both current income and generate capital appreciation. The Board is able to modify the Company's strategies to the extent it determines it is in the Company's best interest.

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

Our Adviser

The Company is externally managed by the Adviser, through an agreement dated July 1, 2022, as amended on October 25, 2022 and April 11, 2023 (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s Board. The Adviser is wholly owned by our Sponsor. The members of our Adviser’s investment committee are James Dondero, Matt McGraner, and Brian Mitts.

Our Advisory Agreement

We pay our Adviser annual fees. We do not pay any incentive fees to our Adviser. We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees (defined below) payable under the Advisory Agreement, may not exceed 1.5% (the “Expense Cap”) of Managed Assets (defined below), calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order. This limitation ended on June 30, 2023 and did not apply to Offering Expenses (defined below), legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses were considered permanently waived and became non-recoupable.

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

As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the “Advisory Fee”) of 1.00% of Managed Assets and an annual fee (the “Administrative Fee” and, together with the Advisory Fee, the “Fees”) of 0.20% of the Company’s Managed Assets. The Advisory Agreement provides that the monthly installment of the fees shall be paid in cash unless the Adviser elects, in its sole discretion, to receive all or a portion of the monthly installment of the fees in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the "Share Cap") and that in no event shall the Common Shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 Common Shares; provided, however, that the Share Cap will not apply if the Company's shareholders have approved issuances in excess of the Share Cap. The Fees shall be payable independent of the performance of the Company or its investments. The Advisory Agreement also provides that the Administrative Fee shall be paid in cash.

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

We have the right to terminate the Advisory Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Advisory Agreement). The Advisory Agreement can be terminated by us or the Adviser without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. The Adviser may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Advisory Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Advisory Agreement) unless we provide written consent. A termination fee will be payable to the Adviser by us upon termination of the Advisory Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the Fees earned by the Adviser during the twelve-month period immediately preceding the most recently completed calendar quarter prior to the effective termination date; provided, however, if the Advisory Agreement is terminated prior to the one year anniversary of the date of the Advisory Agreement, the Fees earned during such period will be annualized for purposes of calculating the Fees.

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

Management of Operating Properties

The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC (“NexVest”), an affiliate of the Adviser. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $1,200 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for Cityplace Tower also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner.

Competition

Our profitability depends, in large part, on our ability to acquire investments in commercial real estate at attractive prices. We are subject to significant competition in acquiring these investments. In particular, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, hedge funds, mortgage bankers, commercial finance and insurance companies, governmental bodies and other financial institutions, as well as developers, owners, and operators of real estate. We may also compete with our Sponsor and its affiliates for investment opportunities. There are significant potential conflicts of interest that could affect our investment returns. In addition, there are several REITs with similar investment objectives and others may be organized in the future. These other REITs will increase competition for the available supply of commercial real estate investments, including operating properties, common equity mortgage debt, mezzanine debt, preferred equity and other real estate related assets suitable for investment. Some of our anticipated competitors have greater financial resources, different cost structures, access to lower costs of capital and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. In addition, some of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion or exemption from the Investment Company Act of 1940 (the "Investment Company Act"). Furthermore, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices, than we can. Current market conditions may attract more competitors, which may increase the competition for our investments. An increase in the competition for such assets may decrease the availability or increase the price of such assets, which may limit our ability to generate attractive risk-adjusted current income and capital appreciation for our shareholders, thereby adversely affecting the market price of our common shares.

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

REIT Qualification

We have elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2021. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify and remain qualified as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property or REIT “prohibited transactions” taxes with respect to certain of our activities. Any distributions paid by us generally will not be eligible for taxation at the preferred U.S. federal income tax rates that apply to certain distributions received by individuals from taxable corporations.

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

We are organized as a holding company and conduct our business primarily through our OP and through subsidiaries of our OP. We anticipate that our OP will always be at least a majority-owned subsidiary. We intend to conduct our operations so that neither we nor our OP will hold investment securities in excess of the limit imposed by the 40% test. The securities issued by any wholly owned or majority-owned subsidiaries that we may form in the future that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our OP are considered an investment company under Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act because neither of us engage primarily, propose to engage primarily, or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we and our OP are primarily engaged in the non-investment company businesses of our subsidiaries.

We anticipate that certain of our subsidiaries will meet the requirements of the exclusion set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes entities primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” To meet this exclusion, the Securities and Exchange Commission ("SEC") staff has taken the position that at least 55% of a subsidiary’s assets must constitute qualifying assets (as interpreted by the SEC staff under the Investment Company Act) and at least another 25% of assets (subject to reduction to the extent the subsidiary invested more than 55% of its total assets in qualifying assets) must constitute real estate-related assets under the Investment Company Act (and no more than 20% comprised of miscellaneous assets). In general, we also expect, with regard to our subsidiaries relying on Section 3(c)(5)(C), to rely on other guidance published by the SEC staff and on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying assets and real estate-related assets. Maintaining the Section 3(c)(5)(C) exclusion, however, will limit our ability to make certain investments.

Smaller Reporting Company Status

Based on our annual revenues for 2023, we have transitioned from a "smaller reporting company" as defined in the Exchange Act. For this Annual Report and in our definitive proxy statement on Schedule 14A for our 2024 Annual Meeting of Shareholders, we may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

Human Capital Disclosure

We are externally managed by our Adviser pursuant to the Advisory Agreement between us and our Adviser. All of our executive officers are employees of our Adviser or its affiliates. As of December 31, 2023, we had no employees.

Corporate Information

Our and our Adviser’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our and our Adviser’s telephone number is (214) 276-6300. Our website is located at nxdt.nexpoint.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such materials with, or furnish it to, the SEC. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Annual Report or any other report or documents we file with or furnish to the SEC.

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

•unfavorable changes in economic conditions and their effects on the real estate industry generally and our     operations and financial condition, including inflation, high interest rates, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for shareholders;

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

•risks associated with pandemics, including the future outbreak of other highly infectious or contagious diseases;

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

Most of our real estate investments are dependent upon our tenants successfully operating their businesses, and their failure to do so could adversely affect us.

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

Retail properties, particularly those with multiple tenants, depend on the presence of and successful operation of an anchor tenant or tenants and the failure of such tenant's business or the loss of the anchor tenant(s) could adversely affect the overall success of our property and thereby could adversely impact our financial condition, results of operations and cash flows.

Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A multi-tenant property is particularly sensitive to the risk that a tenant that occupies a large area of a commercial retail property (commonly referred to as an anchor tenant) is unable to make their lease payments, does not extend their lease upon its expiration, or otherwise vacates their rented space. A lease termination by an anchor tenant or tenants could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner or by virtue of our investments in such properties and could decrease rents or expense recoveries. Additionally, should an anchor tenant vacate their leased space customer traffic to the property may be decreased, which could lead to decreased sales at other stores thus adversely impacting the tenant’s operations and impacting their ability to pay rent. In the event of default by a tenant or anchor store, we or the underlying property owners for our investments may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Multi-tenant properties expose us to additional risks.

Our multi-tenant properties could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the property to operate profitably. This loss of income could cause a material adverse impact to our results of operations and business. Multi-tenant properties are also subject to tenant turnover and fluctuation in occupancy rates, which could affect our operating results. Furthermore, multi-tenant properties expose us or underlying property owners for our investments to the risk of increased operating expenses, which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the operating expenses paid by tenants and/or the amounts budgeted.

Competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick-and-mortar stores with e-commerce retail operators, could adversely affect our business.

Our retail tenants face increasing competition from e-commerce businesses. E-commerce sales continue to account for an increasing percentage of retail sales in the U.S. and this trend is likely to continue. These trends may have an impact on decisions that retail businesses make regarding their utilization of “brick and mortar” stores. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retail operators that do not adapt to changes in market conditions. The continued growth of e-commerce sales could decrease the need for traditional retail outlets and reduce the demand for retail space and property requirements. These conditions could adversely impact our results of operations and cash flows if we or underlying property owners for our investments are unable to meet the needs of tenants or if tenants encounter financial difficulties as a result of changing market conditions.

Tenant demand in our office portfolio may decline due to disruptions to the office sector, which could materially and adversely affect us.

Companies have been increasing their utilization of shared office spaces, co-working spaces, telecommuting flexible work schedules, work-from-home alternatives and videoconferencing. To the extent these trends continue tenant demand for our office space may be reduced, which could materially and adversely affect us or underlying property owners for our investments.

Certain provisions of the Company's leases may be unenforceable.

The Company's, or the underlying property owners for our investments, rights and obligations with respect to its leases are governed by written agreements with its tenants. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a termination provision, or a provision governing the Company's or the underlying property owner's remedies for default of the tenant. If we were unable to enforce provisions of a lease agreement or agreements, our results of operations, financial condition, and cash flows could be adversely impacted.

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

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in or high interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.

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

For information about our risks related to past increases in or high prevailing interest rates, see “—Macroeconomic trends including inflation, rising or high interest rates or recession may adversely affect our financial condition and results of operations” below.

Macroeconomic trends including inflation, high interest rates or recession may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and high interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States had previously accelerated to historically high levels and may continue at an elevated level in the near-term. Inflation could have an adverse impact on general and administrative expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs. With regard to our investments in the SFR and multifamily housing market, inflationary pressures have increased or may have the effect of increasing costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase the rate of tenant defaults and harm our operating results. With regard to our commercial properties, inflationary pressures have increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our commercial tenants may be adversely impacted by higher operating expenses, which may increase the rate of tenant defaults and harm our operating results.

The U.S. Federal Reserve began rapidly raising the federal funds rate to decade-high levels in 2022 to combat inflation and restore price stability. In addition, the Federal Reserve began a quantitative tightening program in June of 2022. The combination of these actions have resulted in an increase in prevailing interest rates and a flattening of the yield curve. Certain of our investments pay interest at a fixed rate, and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. In addition, to the extent our exposure to increases in or high interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements that we may utilize for hedging purposes, such increases will result in higher debt service costs which will adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

In addition, these actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The war in Ukraine and the Israel-Hamas war add, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.

Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.

Our investments may include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically the one-month secured overnight financing rate, commonly referred to as "SOFR"). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month SOFR) and, in a declining and/or low interest rate environment, these loans would earn lower rates of interest and this would impact our operating performance. Conversely, in an increasing and/or high interest rate environment, these loans would earn higher rates of interest, which would also impact our operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

We may invest in preferred equity securities which contain provisions that may result in a decline in the value of such preferred security in certain situations. Preferred stock, which may include preferred stock in real estate transactions, represents an equity or ownership interest in an issuer that pays dividends at a specified rate and that has precedence over common stock in the payment of dividends. In the event an issuer of preferred stock is liquidated or declares bankruptcy, the claims of creditors and owners of debt take precedence over the claims of those who own preferred and common stock. If interest rates rise, the fixed dividend on preferred stocks may be less attractive, causing the price of preferred stocks to decline. Preferred stock may have mandatory sinking fund provisions, as well as provisions allowing the stock to be called or redeemed prior to its maturity, which can have a negative impact on the stock’s price when interest rates decline. Unlike interest on debt securities, preferred stock dividends may only be payable if declared by the issuer’s board of directors or other governing body. The value of convertible preferred stock can depend heavily upon the value of the security into which such convertible preferred stock is converted, depending on whether the market price of the underlying security exceeds the conversion price.

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

If we write a covered put option, we bear the risk of loss if the value of the underlying stock declines below the exercise price minus the put premium. If the option is exercised, we could incur a loss if it is required to purchase the stock underlying the put option at a price greater than the market price of the stock at the time of exercise plus the put premium we received when we wrote the option. While our potential gain in writing a covered put option would be limited to distributions earned on the liquid assets securing the put option plus the premium received from the purchaser of the put option, we risk a loss equal to the entire exercise price of the option minus the put premium.

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

We intend to focus primarily on investing in various real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. In addition to our commercial real estate focus, our investments may be concentrated in terms of property type (e.g. retail vs. office), geography, asset type, industry and sponsors, as we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Any such concentration of our investments that are subject to relatively higher risk of issuer bankruptcy, default, foreclosure or other risks may cause our Portfolio to have overall higher risks than it otherwise would. A significant portion of our investments are currently in securities of issuers that are advised, directly or indirectly, by affiliates of our Adviser. In addition, our operating properties are currently all based in Texas. The Portfolio, based on net equity, is comprised of 84.7% investments in entities managed by or advised by affiliates of the Adviser. Any concentration of our investments may continue, vary from time to time or become more prevalent in the future.

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

We cannot predict the severity of the effect that potential future terrorist attacks or other acts of violence or war would have on us. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our securities to decline or be more volatile. In addition, a prolonged economic slowdown, a recession or declining real estate values, including, among other things, as a result of pandemics, inflation or rising or high interest rates, could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Losses resulting from these types of events may not be fully insurable.

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

As a result of past dislocation of the credit markets, the securitization market has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), various federal agencies, have promulgated rules that require issuers in securitizations to retain at least 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B-Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, if we buy CMBS B-Pieces, we may be required to purchase larger CMBS B-Pieces, potentially reducing returns on such investments. Furthermore, any such CMBS B-Pieces purchased by us in an unaffiliated issuer generally cannot be transferred for a period of five years following the closing date of the securitization or hedged against credit risk. These restrictions may reduce our liquidity and could potentially reduce our returns on such investments. To the extent we utilize the securitization market and retain this risk of loss through subordinate interests or CMBS B-Pieces in our securitized debt transactions, these requirements could reduce our returns on these transactions. In addition, if we fail to operate in compliance with existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.

Rapid changes in the values of our real estate investments may make it more difficult for us to maintain our qualification as a REIT or exclusion from regulation under the Investment Company Act.

If the market value or income potential of real estate-related investments declines as a result of increased or high interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from Investment Company Act regulation. If a decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

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

As a public company with listed equity securities, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act"), related regulations of the SEC, including compliance with the reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the NYSE. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our Board and management and will require us to incur significant costs and expenses. As a result of being a public company, we are required to:

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

•establish and maintain internal policies, such as those relating to disclosure controls and procedures and insider trading;

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

As of December 31, 2023, we have approximately $197.34 million of indebtedness outstanding related to our Portfolio. Payments of principal and interest on borrowings may leave us with insufficient cash resources to acquire additional investments or pay the dividends necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•subject us to increased sensitivity to increases in or high interest rates;

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

We are an externally managed REIT and therefore we do not have any internal management capacity and expect to only have accounting employees. We will depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser, including Messrs. Dondero, Mitts, McGraner, Sauter, Norris, Richards and Willmore, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our loans and investments in accordance with the terms of the Advisory Agreement.

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

Our trustees and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including, among others, NexPoint Residential Trust, Inc. (“NXRT”), a publicly traded multi-family REIT, VineBrook Homes Trust, Inc. ("VineBrook"), an SFR REIT, NexPoint Real Estate Finance, Inc. ("NREF"), a publicly traded mortgage REIT, and NexPoint Hospitality Trust ("NHT"), a publicly traded hospitality REIT listed on the TSXV, each of which is also managed by members of our management team. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our shareholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser and its affiliates. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

The Chapter 11 bankruptcy filing by Highland Capital Management, L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the "Highland Bankruptcy"), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland, and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 27, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. As of January 30, 2024, the Bankruptcy Trust Lawsuit continues to be stayed. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Adviser and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.

Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, "UBS") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of entities currently or previously affiliated with Mr. Dondero, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). The UBS Lawsuit does not include claims related to our business or our assets. While neither our Sponsor nor our Adviser are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. The Board formed an independent special committee to oversee a review of the UBS Lawsuit and its potential impact on the Company. For additional information on the independent special committee and its review of the UBS Lawsuit, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Furthermore, we currently own and may acquire additional direct or indirect interests in one or more entities that have or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We plan to invest in mezzanine loans for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may invest in mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

To assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, among other purposes, our declaration of trust, including the statement of preferences setting forth the terms of the Series A Preferred Shares, prohibits, with certain exceptions, any shareholder from beneficially or constructively owning, applying certain attribution rules under the Code, more than 9.8% by value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common shares, or 9.8% by value or number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of any class or series, including the Series A Preferred Shares.

Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 9.8% ownership limit with respect to a particular shareholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our Board granted James Dondero and his affiliates a waiver allowing him to own up to 25% of our outstanding common shares and Series A Preferred Shares, combined. Our declaration of trust also prohibits any person from, among other things, beneficially or constructively owning our shares that would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT (including, but not limited to, beneficial ownership or constructive ownership that would result in us owning (actually or constructively) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by us from such tenant would cause us to fail to satisfy any of the gross income requirements of Section 856(c) of the Code) or a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code.

Our declaration of trust provides that any ownership or purported transfer of our shares in violation of the foregoing restrictions will result in the shares so owned or transferred being automatically transferred to a charitable trust for the benefit of a charitable beneficiary, and the purported owner or transferee acquiring no rights in such shares. If a transfer of our shares would result in our shares being beneficially owned by fewer than 100 persons or the transfer to a charitable trust would be ineffective for any reason to prevent a violation of the other restrictions on ownership and transfer of our shares, the transfer resulting in such violation will be void ab initio. These ownership limits may prevent a third party from acquiring control of us if our Board does not grant an exemption from the ownership limits, even if our shareholders believe such change of control is in their best interest.

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

These ownership limits could also delay or prevent a transaction or a change in control that might involve a premium price for our securities or otherwise be in the best interest of the shareholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

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

We may acquire debt instruments, including but not limited to SFR mortgage loans and CMBS, in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

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

We may structure asset sales for possible inclusion in 1031 Exchanges. The ability to complete a 1031 Exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a 1031 Exchange. When successful, a 1031 Exchange enables us to defer the taxable gain on the asset sold. If we cannot defer the taxable gain resulting from the sales of certain properties, our business, financial condition, results of operations and cash flow, the market price per share of our securities and our ability to satisfy our debt service obligations and make distributions to our stockholders could be materially and adversely affected.

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

A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a C corporation. We currently own interests in multiple TRS entities and may acquire securities in additional TRSs in the future. As of December 31, 2023, the Company wholly owned and consolidated two TRSs, NREO TRS, LLC and NHF TRS, LLC.

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

Our TRSs are and any TRS we acquire in the future will be subject to corporate income tax at the U.S. federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our shareholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our shareholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We anticipate income tax obligations in connection with our ownership of interests in TRSs for fiscal year 2023.

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

James Dondero is the sole member of the general partner of our Sponsor and has relationships with certain holders of our common shares which may result in Mr. Dondero being deemed to have aggregate beneficial ownership of approximately 7,322,787.67 common shares (or 19.07% of our common shares) and 45,986 of our Series A Preferred Shares (or 1.4% of our Series A Preferred Shares) as of December 31, 2023.

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
• increases in or high interest rates that lead purchasers of our shares to demand a higher yield;
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

If sufficient cash is not available for distribution from our operations, we may have to fund distributions on our common shares from working capital, borrow to provide funds for such distributions, reduce the amount of such distributions, or issue share dividends or a combination of share and cash dividends. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than we expect, our inability to make the expected distributions could result in a decrease in the market price of our common shares.

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

Holders of our common shares do not have preemptive rights to any shares we issue in the future. Our declaration of trust authorizes us to issue an unlimited number of shares of beneficial interest. The statement of preferences of the Series A Preferred Shares designates a series of 4,800,000 preferred shares as Series A Preferred Shares, of which 3,359,593 are issued and outstanding as of December 31, 2023. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue our common shares under a long-term incentive plan to our non-employee trustees or to employees of our Adviser or its affiliates; (4) issue shares to our Adviser, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue our common shares in connection with a redemption of Partnership Units of the OP. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of our common shares will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of our common shares may also experience a dilution in the book value of their investment in us.

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

Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks. The secure maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, which risk may be heightened by the increased prevalence and use of artificial intelligence. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay dividends to shareholders.

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

Furthermore, if some of our or our Adviser’s employees are required to work remotely in the future due to a pandemic or other infectious diseases, or if we or our Adviser allow permanent or significant remote work by any of our or its employees, there may be an increased risk of disruption to our operations because they may be utilizing residential networks and infrastructure which may not be as secure as in our office environment.

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises, including the COVID-19 pandemic, have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways, including, but not limited to:

•The deterioration of global economic conditions as a result of such a crisis could ultimately decrease occupancy levels and pricing across our portfolio and/or increase concessions, reduce or defer tenants’ spending, result in changes in tenant preferences (including changes resulting from increased employer flexibility to work from home) or negatively impact tenants’ ability to pay their rent on time or at all;
• Local and national authorities expanding or extending certain measures that impose restrictions on our, or the underlying property owners for our investments, ability to enforce tenants’ contractual rental obligations (such as eviction moratoriums or rental forgiveness) and limit our, or the underlying property owners for our investments, ability to raise rents or charge certain fees;
•The risk of a prolonged outbreak and/or multiple waves of an outbreak could cause long-term damage to economic conditions, which in turn could diminish our access to capital at attractive terms and/or cause material declines in the fair value of our assets, leading to asset impairment charges; and
•The potential inability to maintain adequate staffing at our properties and corporate/regional offices due to an outbreak and/or changes in employee preferences causing them to leave their jobs.
To the extent a pandemic, epidemic or other health crisis has adversely affected, or in the future adversely affects, our business, results of operations, cash flows and financial condition, it may also continue to heighten many of the other risks described elsewhere in this Item 1A, Risk Factors.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. Our Adviser maintains cybersecurity policies, standards, processes and practices that are based on recognized security frameworks such as the National Institute of Standards and Technology cybersecurity framework (the “NIST CF”) and the Azure Security Benchmark. In general, our Adviser seeks to address cybersecurity risks of the Company through a comprehensive, cross-functional approach that is focused on continually assessing the Company’s information systems to detect, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.
As one of the critical elements of the Company’s overall risk management, our Adviser’s cybersecurity program is focused on the following key areas:
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with our Adviser’s Director of Information Technology and Chief Compliance Officer and other members of management of our Adviser that implement and oversee our Adviser’s cybersecurity program.
Risk Assessment: No less frequently than annually, our Adviser completes an assessment to identify potential cybersecurity threats and vulnerabilities to better prioritize and mitigate the Company’s cybersecurity risk. The assessment includes, among other things, evaluating the nature, sensitivity and location of information the Company collects, processes and stores and the resiliency of the underlying technologies, the validity and effectiveness of the Company’s security policies, controls and processes and the cybersecurity preparedness of the third-party vendors used by the Company and our Adviser. To supplement our Adviser’s internal assessment, our Adviser also periodically engages third-party consultants to assess system configurations through configuration review and penetration testing.
Technical Safeguards: Our Adviser deploys technical safeguards that are designed to protect the Company’s and our Adviser’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
Incident Response and Recovery Planning: Our Adviser has established and maintains comprehensive business continuity plans that address potential impacts should the information or technology systems become compromised, and such plans are tested and evaluated on a regular basis.
Third-Party Risk Management: Our Adviser maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including key vendors, service providers and other external users of the Company’s and the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Education and Awareness: Our Adviser provides regular, mandatory training for its employees regarding cybersecurity threats as a means to equip its employees with effective tools to address cybersecurity threats, and to communicate our Adviser’s evolving information security policies, standards, processes and practices.
Our Adviser engages in the periodic assessment and testing of our Adviser’s policies, standards, processes and practices that are designed to address the Company’s cybersecurity threats and incidents. These efforts include a wide range of activities, including annual penetration and third-party compliance testing and ongoing internal testing and creation and modification of policies and procedures. The results of the annual assessments are reported to the Audit Committee and the Board, and our Adviser adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments and ongoing testing.
The Audit Committee oversees the Company’s risk management policies, including the management of risks arising from cybersecurity threats. The Audit Committee receives presentations and reports on cybersecurity risks, which address a wide range of topics including annual assessments of internal and third-party policies, vulnerability assessments, technological trends and information security considerations arising with respect to the Company and our Adviser. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with our Adviser, including the Adviser’s Director of Information Technology.
The Adviser’s Director of Information Technology, in coordination with relevant senior management and personnel of the Adviser, which includes our Adviser’s Chief Financial Officer, Senior Infrastructure Engineer, and Chief Compliance Officer, work to conceive, implement, and monitor the effectiveness of a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any security incidents in accordance with the Company’s business continuity plan. To ensure the effectiveness of these controls, the Adviser’s technology team continually monitors, hardens, and evolves systems’ security postures to model and mirror various security frameworks such as NIST CSF and Azure Security Benchmark. The Adviser’s Director of Information Technology will promptly notify our General Counsel of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.
The Adviser’s Director of Information Technology has served in various roles in information technology and information security for 25 years, including serving as Global Technology Manager at a multi-national publicly traded broker-dealer, and 15 years as the Director of Information Technology at a privately held financial services firm. The Adviser’s Director of Information Technology holds an undergraduate degree in biochemistry and has attained numerous information technology certifications over the years including Microsoft Certified Systems Engineer (MCSE) and Cisco Certified Network Professional (CCNP). The Adviser’s Senior Infrastructure Engineer has over 20 years industry experience, holds an undergraduate degree in radiology, and has completed various Microsoft related information technology certifications. Combined, our Adviser’s information technology team has over 50 years of experience covering all major aspects of network architecture and management.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cyber-attack disrupts the Company’s critical operations, service or financial systems. See “Risk Factors - We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends to our stockholders”.
Item 2. Properties
The following table provides a summary of the Company’s physical properties as of December 31, 2023:

				Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type	Date Acquired	December 31, 2023	December 31, 2023
White Rock Center	82,793	Retail	6/13/2013	$1.51	67.7%
5916 W Loop 289	30,140	Retail	7/23/2013	$—	—%	(3)
Cityplace Tower	1,365,711	Office & Hospitality	8/15/2018	$2.14	51.3%
	1,478,644

(1)    Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of December 31, 2023, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of December 31, 2023.

(2)    Percent occupied is calculated as the rentable square footage occupied as of December 31, 2023, divided by the total rentable square footage, expressed as a percentage.
(3)    The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.

The Company's ownership of Cityplace Tower is subject to mortgage debt with an outstanding principal balance of approximately $142.3 million as of December 31, 2023. For further information on the Company’s owned real properties, see Notes 4, 5 and 6 to our consolidated financial statements.
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

PART II — OTHER INFORMATION
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares trade on the NYSE under the ticker symbol “NXDT.”
Shareholder Information
On March 13, 2024, we had 38,559,520.61 common shares outstanding held by a total of approximately 870 record holders. The number of record holders is based on the records of Equiniti Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Repurchase of Shares
On October 24, 2022, our Board authorized the Share Repurchase Program. For more information, see “Item 1. Business—2023 Highlights—Share Repurchase Program.” As of December 31, 2023, we have not repurchased any of our common shares or Series A Preferred Shares under the Share Repurchase Program.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Annual Report. See “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report.
Overview
As of December 31, 2023, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of December 31, 2023, there were 2,000 OP Units outstanding, of which 100% were owned by us.
On July 1, 2022, or the Deregistration Date, the SEC issued an order pursuant to Section 8(f) of the Investment Company Act declaring that the Company has ceased to be an investment company under the Investment Company Act (the "Deregistration Order"). The issuance of the Deregistration Order enabled the Company to proceed with full implementation of its new business mandate to operate as a diversified REIT that focuses primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity (the "Business Change"). As a result of the Business Change, we have not provided a comparison of our financial statements to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders.
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
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through one or more TRS entities and is subject to applicable federal, state, and local income and margin taxes.
The high rate environment and ongoing economic uncertainty, has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital.
On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed in connection with the bankruptcy proceedings of Highland, a former affiliate of our Sponsor, filed a lawsuit (the "Bankruptcy Trust Lawsuit") against various persons and entities, including our Sponsor and James Dondero. In addition, on February 8, 2023, UBS Securities and its affiliate (collectively “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of entities currently or previously affiliated with Mr. Dondero, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the "UBS Lawsuit"). Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
On February 22, 2023, as previously disclosed, the Board formed an independent special committee to oversee a review of the potential impact to the Company of the UBS Lawsuit and the Bankruptcy Trust Lawsuit. The special committee retained Reichman Jorgensen Lehman Feldberg LLP (“Reichman Jorgensen”) as independent legal counsel to advise the special committee on the review. Reichman Jorgensen reported to the special committee that they have found no evidence that the Company engaged in any conduct that would expose it to liability from the UBS Lawsuit or the Bankruptcy Trust Lawsuit. On June 13, 2023, the special committee delivered these findings to the Board. Following the review of the special committee, we reaffirm our expectation that neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Macroeconomic trends, including increases in or high inflation and rising or high interest rates, may adversely impact our business, financial condition and results of operations. Rising inflation could have an adverse impact on our operating expenses, as these costs could increase at a rate higher than our rental and other revenue. There is no guarantee we will be able to mitigate the impact of rising or high inflation. In response to high inflation, the Federal Reserve raised interest rates to combat inflation and restore price stability. In addition, to the extent our exposure to increases in or high interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases or elevated rates will result in higher debt service costs which will adversely affect our cash flows. We cannot make assurances that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
Components of Our Revenues and Expenses
Revenues
Rental income. Our rental income is primarily attributable to the rental revenue from our investment in Cityplace Tower, a 42-story, 1.36 million-square-foot, trophy office building acquired in 2018 as well as rental income from two retail properties. Our rental income also includes utility reimbursements, late fees, common area maintenance reimbursements, and other rental fees charged to tenants.
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
Corporate general and administrative expenses. Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of trustee fees, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Corporate general and administrative expenses and the Advisory Fees and Administrative Fees paid to our Adviser were limited to the Expense Cap for the 12 months ended June 30, 2023. This limitation ended June 30, 2023, and did not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also did not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive reimbursement for eligible out-of-pocket expenses paid on the Company's behalf. Once waived, such expenses are considered permanently waived and become non-recoupable in the future.
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

Real Estate Investments Statistics
As of December 31, 2023, the Company was invested in two retail properties and one office and hospitality property (excluding investments in undeveloped land), as listed below:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	December 31, 2023	December 31, 2023
White Rock Center	82,793	Retail		6/13/2013	$1.51	67.7%
5916 W Loop 289	30,140	Retail		7/23/2013	$—	—%	(4)
Cityplace Tower	1,365,711	Office & Hospitality	(3)	8/15/2018	$2.14	51.3%
	1,478,644
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of December 31, 2023, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of December 31, 2023.
(2)Percent occupied is calculated as the rentable square footage occupied as of December 31, 2023, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of December 31, 2023.
(4)The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.
Results of Operations for the Year Ended December 31, 2023 and Six Months Ended December 31, 2022
As a result of the Business Change, we have not provided a comparison of our financial statements to prior periods in which we were operating as a registered investment company because it would not be useful to our shareholders. The discussion herein is principally limited to our financial condition and results of operations during the period from the Deregistration Date to December 31, 2022 and from January 1, 2023 to December 31, 2023.

The following table sets forth a summary of our operating results for the year ended December 31, 2023 and the six months ended December 31, 2022 (in thousands):

	For the Year Ended December 31	For the Six Months Ended December 31,
	2023	2022
Total revenues	$63,284	$55,130
Total expenses	(51,703)	(24,358)
Operating income	11,581	30,772
Interest expense	(15,902)	(5,759)
Equity in income (losses) of unconsolidated ventures	(306)	(2,257)
Income tax expense	(2,731)	(9,975)
Change in unrealized gains (losses)	(108,249)	(92,031)
Realized gains (losses)	(1,634)	(2,323)
Net income (loss)	(117,241)	(81,573)
Net (income) loss attributable to preferred shareholders	(4,619)	(2,310)
Net income (loss) attributable to common shareholders	$(121,860)	$(83,883)
The net loss for the year ended December 31, 2023 and the six months ended December 31, 2022 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $20.3 million for the year ended December 31, 2023, and $10.1 million for the six months ended December 31, 2022. Rental income primarily consists of lease revenue from our investment in Cityplace Tower.
Interest and dividends. Interest and dividends totaled $42.7 million for the year ended December 31, 2023, and $45.0 million for the six months ended December 31, 2022. For the year ended December 31, 2023, interest and dividends consists primarily of dividends from CLO equity investments of $17.4 million, NexPoint Real Estate Finance Operating Partnership, L.P. ("NREF OP") distributions of $8.9 million and NREF dividends of $3.6 million. For the six months ended December 31, 2022, interest and dividends consisted primarily of dividends from CLO equity investments of $29.1 million, NREF OP distributions of $7.0 million and VB OP distributions of $2.8 million.
Other income. Other income was approximately $0.3 million for the year ended December 31, 2023, and $32,000 for the six months ended December 31, 2022.
Expenses
Property operating expenses. Property operating expenses were $7.5 million for the year ended December 31, 2023 and $3.7 million for the six months ended December 31, 2022. Property operating expenses consist primarily of expenses from our investment in Cityplace Tower.
Property management fees. Property management fees were $0.7 million for the year ended December 31, 2023 and $0.3 million for the six months ended December 31, 2022. Property management fees are primarily based on gross revenues derived primarily from our investment in Cityplace Tower.
Real estate taxes and insurance. Real estate taxes and insurance costs were $4.4 million for the year ended December 31, 2023 and $2.7 million for the six months ended December 31, 2022. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower.
Advisory and administrative fees. For the year ended December 31, 2023, the Company incurred Administrative Fees and Advisory Fees of $11.7 million, inclusive of $2.0 million in fees that were waived to comply with the Expense Cap. For the six months ended December 31, 2022, the Company incurred Administrative Fees and Advisory Fees of $5.5 million, inclusive of $1.8 million in expenses that were waived and cannot be recouped by the Adviser. The Expense Cap expired on June 30, 2023.
Property general and administrative expenses. Property general and administrative expenses were $4.3 million for the year ended December 31, 2023 and $0.3 million for the six months ended December 31, 2022. Property general and administrative expenses consist primarily of expenses from our investment in Cityplace Tower.
Corporate general and administrative expenses. Corporate general and administrative expenses were $8.0 million for the year ended December 31, 2023 and $3.1 million for the six months ended December 31, 2022.
Conversion expenses. Conversion expenses were $1.2 million for the year ended December 31, 2023 and $1.6 million for the six months ended December 31, 2022.
Depreciation and amortization. Depreciation and amortization costs were $13.9 million for the year ended December 31, 2023 and $7.2 million for the six months ended December 31, 2022. Depreciation and amortization expenses consist primarily of expenses from our investment in Cityplace Tower. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets.
Other Income and Expense
Interest expense. Interest expense was $15.9 million for the year ended December 31, 2023 and $5.8 million for the six months ended December 31, 2022.
Equity in income (losses) of unconsolidated ventures. Equity in income of unconsolidated ventures was $0.3 million for the year ended December 31, 2023 Equity in losses of unconsolidated ventures was $2.3 million for the six months ended December 31, 2022.
Income tax expense. The Company has recorded income tax expense (benefit) of $2.7 million associated with the TRSs for the year ended December 31, 2023 and $10.7 million associated with the TRSs for the six months ended December 31, 2022. The tax expense for the year ended December 31, 2023 is partially offset by the annual change in valuation allowance on a deferred tax asset of $0.6 million and increased by a 2022 return-to-provision adjustment of $1.5 million for a net expense of $3.3 million for the year ended December 31, 2023, that is recorded on the Consolidated Statement of Operations. The tax expense for the six months ended December 31, 2022 is partially offset by removing the valuation allowance on a deferred tax asset of $2.2 million and increased by a 2021 return-to-provision adjustment of $1.5 million for a net expense of $10.0 million for the six months ended December 31, 2022, that is recorded on the Consolidated Statement of Operations.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(108.2) million for the year ended December 31, 2023 and $(92.0) million for the six months ended December 31, 2022. The losses for the year ended December 31, 2023 were largely driven by mark-to-market losses on NexPoint Storage Partners, Inc. ("NSP") common equity of $35.5 million, VB OP Units of $27.5 million, NSP OC Common Units of $19.3 million offset by mark-to-market gains on and mark-to-market gains on our IQHQ, Inc. Class A-1 shares of $3.4 million. The losses for the six months ended December 31, 2022 were primarily driven by mark-to-market losses on NREF OP Units of $21.3 million, mark-to-market losses on NSP OC Common Units and equity of $23.6 million and losses on our CLO equity portfolio of $27.9 million. Our CLO equity portfolio consists primarily of CLOs that are in the process of winding down operations and liquidating their remaining holdings. The losses on the CLO equity portfolio for the six months ended December 31, 2022 are offset by dividends received of $29.1 million which are shown in interest and dividends on the Consolidated Statement of Operations.
Realized gains (losses). Realized gains (losses) were $(1.6) million for the year ended December 31, 2023 and $(2.3) million for the six months ended December 31, 2022. The losses for the year ended December 31, 2023 were primarily driven by realized losses on common stock of Elme Communities of $0.8 million, Whitestone REIT of $1.1 million, and realized losses on SFP of $1.3 million. The loses for the six months ended December 31, 2022 were primarily driven by a realized loss of $6.9 million on the contribution of the SAFStor Ventures (as defined below) to the NSP OC. This was primarily offset by gains on maturities in our life settlement portfolio of $3.5 million.

Non-GAAP Measurements
Net Operating Income and Same Store Net Operating Income
Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) Advisory Fees and Administrative Fees, (3) the impact of depreciation and amortization, (4) corporate general and administrative expenses, (5) income tax expenses, (6) conversion expenses, (7) non-operating property investment revenue, (8) realized and change in unrealized gains (losses) generated from non-real estate investments, and (9) equity in income (losses) of unconsolidated equity method ventures.
The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Corporate general and administrative expenses, advisory fees and administrative fees, conversion expenses, and income tax expenses are eliminated because they do not reflect continuing operating costs of the property. Depreciation and amortization expenses are eliminated because they may not accurately represent the actual change in value in our properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Equity in income (losses) of unconsolidated equity method ventures are eliminated because they do not reflect continuing operating costs of the properties. Non-operating property investment revenue and realized and change in unrealized gains (losses) from non-real estate investments are eliminated as they do not reflect continuing operating costs of the properties. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, Advisory Fees and Administrative Fees, conversion expenses, income tax expenses, depreciation and amortization expense, non-operating property investment revenue and realized and change in unrealized gains and losses generated from non-real estate investments, and equity in income or losses of unconsolidated equity method ventures, all of which may be material values. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
NOI and Same Store NOI for the Year Ended December 31, 2023 and the Six Months Ended December 31, 2022
The following table, reconciles our NOI for the year ended December 31, 2023 and for the six months ended December 31, 2022 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31	For the Six Months Ended December 31
		2023	2022
Net loss		$(117,241)	$(81,573)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		11,740	5,514
Corporate general and administrative expenses		7,981	3,080
Conversion expenses		1,203	1,615
Income tax expense		2,731	9,975
Depreciation and amortization		13,937	7,175
Interest expense		15,902	5,759
Property general and administrative expenses	(1)	—	(824)
Non-operating property investment revenue¹		(42,667)	(45,061)
Realized gains (losses) from non-real estate investments		1,634	2,323
Change in unrealized (gains) losses from non-real estate investments		108,249	92,031
Equity in (income) losses of unconsolidated equity method ventures		306	2,257
NOI		$3,775	$2,270
Less Non-Same Store
Revenues		$(19,147)	$(9,258)
Operating expenses		16,310	7,497
Same Store NOI		$938	$509

(1)    Non-operating property investment revenue is defined as revenue included in the consolidated financial statements, that are from non-operating properties such as dividend income and interest income.
Net Operating Income for Our Same Store and Non-Same Store Properties for the Year Ended December 31, 2023 and the Six Months Ended December 31, 2022
There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the year ended December 31, 2023, and the six months ended December 31, 2022 (our "Same Store" properties). Our Same Store properties exclude Cityplace Tower as of December 31, 2023 and December 31, 2022, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized.
The following table reflects the revenues, property operating expenses and NOI for the year ended December 31, 2023 and six months ended December 31, 2022 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31	For the Six Months Ended December 31
	2023	2022
Revenues
Same Store
Rental income	$1,471	$811
Same Store revenues	1,471	811
Non-Same Store
Rental income	18,839	9,258
Other income	308	—
Non-Same Store revenues	19,147	9,258
Total revenues	20,618	10,070

Operating expenses
Same Store
Property operating expenses	127	57
Real estate taxes and insurance	264	155
Property management fees	74	37
Property general and administrative expenses	68	53
Same Store operating expenses	533	302
Non-Same Store
Property operating expenses	7,361	3,561
Real estate taxes and insurance	4,113	2,541
Property management fees	653	322
Property general and administrative expenses	4,183	1,073
Non-Same Store operating expenses	16,310	7,497
Total operating expenses	16,843	7,799

NOI
Same Store	938	509
Non-Same Store	2,837	1,761
Total NOI	$3,775	$2,270
See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Year Ended December 31, 2023 and Six Months Ended December 31, 2022.”
Same Store Results of Operations for the Year Ended December 31, 2023 and the Six Months Ended December 31, 2022
As of December 31, 2023, our Same Store properties were approximately 49.6% leased with a weighted average monthly effective occupied rent per square foot of $1.11. As of December 31, 2022, our Same Store properties were approximately 76.3% leased with a weighted average monthly effective rent per square foot of $1.21. For our Same Store properties, we recorded the following operating results for the year ended December 31, 2023 and for the six months ended December 31, 2022.
Revenues
Rental Income. Rental income was $1.5 million for the year ended December 31, 2023 and $0.8 million for the six months ended December 31, 2022.
Expenses
Property operating expenses. Property operating expenses were $0.1 million for the year ended December 31, 2023 and $0.1 million for the six months ended December 31, 2022.
Real estate taxes and insurance. Real estate taxes and insurance costs were $0.3 million for the year ended December 31, 2023 and $0.2 million for the six months ended December 31, 2022.
Property management fees. Property management fees were $0.1 million for the year ended December 31, 2023 and $36,693 for the six months ended December 31, 2022.
Property general and administrative expenses. Property general and administrative expenses were $0.1 million for the year ended December 31, 2023 and $0.1 million for the six months ended December 31, 2022.
FFO and AFFO
We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.
Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. We compute FFO attributable to common shareholders as net income (loss), excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and realized gains (losses). Our calculation of FFO differs slightly from NAREIT's definition of FFO because we exclude realized gains (losses). We believe the exclusion of realized gains (losses) is appropriate because these realized gains (losses) are not related to our real estate properties.
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

The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the year ended December 31, 2023 and six months ended December 31, 2022 (in thousands, except per share amounts):

		For the Year Ended December 31,	For the Six Months Ended December 31,
		2023	2022
Net income (loss)		$(117,241)	$(81,573)
Depreciation and amortization		13,937	7,175
Realized gains (losses)		1,634	2,323
FFO		(101,670)	(72,075)
Distributions to preferred shareholders		(4,619)	(2,310)
FFO attributable to common shareholders		(106,289)	(74,385)

FFO per share - basic		$(2.85)	$(2.00)
FFO per share - diluted		$(2.85)	$(2.00)

Equity-based compensation expense		1,344	—
Amortization of deferred financing costs - long term debt		(776)	(67)
Change in unrealized losses		108,249	92,031
AFFO attributable to common shareholders		2,528	17,579

AFFO per share - basic		$0.07	$0.47
AFFO per share - diluted		$0.07	$0.47

Weighted average common shares outstanding - basic		$37,334	$37,172
Weighted average common shares outstanding - diluted	(1)	37,773	37,172

Dividends declared per common share		$0.60	$0.30

FFO Coverage - diluted	(2)	-4.75x	-6.67x
AFFO Coverage - diluted	(2)	0.11x	1.58x

Net income (loss) coverage	(2)	-5.23x	-7.31x

(1) The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(2) Indicates coverage ratio of FFO/AFFO/net income (loss) per common share (diluted) over dividends declared per common share during the period.

The year ended December 31, 2023 and the six months ended December 31, 2022
FFO was $(101.7) million for the year ended December 31, 2023 and $(72.1) million for the six months ended December 31, 2022.
AFFO was $2.5 million for the year ended December 31, 2023 and $17.8 million for the six months ended December 31, 2022.
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance and, if necessary, future debt or equity issuances. As of December 31, 2023, we had $20.6 million of cash available to meet our short-term liquidity requirements. As of December 31, 2023, we also had $31.7 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of December 31, 2023, we also had $0.9 million of restricted cash held in reserve by the lender on the NexBank Revolver. These reserves are to be used for future interest payments on the debt facility.
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
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following December 31, 2023.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the year ended December 31, 2023 and the six months ended December 31, 2022 (in thousands):

	For the Year Ended December 31	For the Six Months Ended December 31
	2023	2022
Net cash provided by (used in) operating activities	$(24,266)	$31,431
Net cash provided by (used in) investing activities	21,990	(14,418)
Net cash provided by (used in) used in financing activities	6,796	(19,140)
Net decrease in cash, cash equivalents and restricted cash	4,520	(2,127)
Cash, cash equivalents and restricted cash, beginning of period	48,649	50,776
Cash, cash equivalents and restricted cash, end of period	$53,169	$48,649
Cash flows from operating activities. During the year ended December 31, 2023, net cash provided by (used in) operating activities was $(24.3) million and $31.4 million for the six months ended December 31, 2022. Cash flows from operating activities was primarily driven by an income tax payment of $10.7 million for the year ended December 31, 2023. Operating cash flows were primarily driven by dividends received from our CLO equity portfolio for the six months ended December 31, 2022.
Cash flows from investing activities. During the year ended December 31, 2023, net cash provided by (used in) investing activities was $22.0 million and $(14.4) million for the six months ended December 31, 2022. Cash flows from investing activities was primarily driven by proceeds from the sale of several equities and senior loans for the year ended December 31, 2023. Cash flows from investing activities was primarily driven by acquisitions of new real estate investments of $26.5 million partially offset by proceeds from the redemption of our Caddo Sustainable Timberlands LP investment of $10.9 million in cash for the six months ended December 31, 2022.
Cash flows from financing activities. During the year ended December 31, 2023, net cash provided by (used in) financing activities was $6.8 million and $(19.1) million for the six months ended December 31, 2022. Cash flows from financing activities was primarily driven by notes payable borrowings of $39.0 million, offset by credit facility repayments of $10.0 million, and dividends paid to common shareholders of $16.9 million for the year ended December 31, 2023. Cash flows from financing activities was primarily driven by borrowings of $9.5 million, offset by credit facility repayments of $12.5 million, prime brokerage repayments of $14.4 million and dividends paid to common shareholders of $11.2 million for the six months ended December 31, 2022.
Debt
Mortgage Debt
As of December 31, 2023, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $142.3 million at a weighted average interest rate of 8.5%. See Note 6 to our consolidated financial statements for additional information.

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
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility ("Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. As of December 31, 2023, the Credit Facility bore interest at the one-month SOFR plus 4.25%. During the twelve months ended months ended December 31, 2023, the Company paid down $10.0 million on the Credit Facility. As of December 31, 2023, the Credit Facility had an outstanding balance of $20.0 million. For additional information regarding our Credit Facility, see Note 6.
Revolving Credit Facility
On May 22, 2023, the Company entered into the revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million. As of December 31, 2023, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2024, with the option to extend the maturity up to two times, each by six months. In order to extend the debt, the Company must give at the latest, a 60 day notice to the lender, as well as fund the interest reserve account up to a six-month reserve. As of December 31, 2023, the NexBank Revolver had an outstanding balance of $20.0 million. As of December 31, 2023, the Company held $0.9 million in restricted cash in the interest reserve account.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2023 for the next five calendar years subsequent to December 31, 2023.

	Payments Due by Period (in thousands)
	Total		2024	2025	2026	2027	2028	Thereafter
Property Level Debt
Principal payments	$155,555		$142,305	$13,250	$—	$—	$—	$—
Interest expense	1,811		1,132	679	—	—	—	—
Total	$157,366		$143,437	$13,929	$—	$—	$—	$—

Prime Brokerage Borrowing
Principal payments	$1,782		$—	$—	$—	$—	$—	$1,782	(1)
Interest expense	520		104	104	104	104	104	—	(1)
Total	$2,302		$104	$104	$104	$104	$104	$1,782

Preferred Shares
Dividend payments	N/A	(2)	$9,236	$9,236	$9,236	$9,236	$9,236	N/A	(2)

Credit Facility
Principal payments	$40,000		$29,000	$11,000	$—	$—	$—	$—
Interest expense	2,708		2,269	439	—	—	—	—
Total	$42,708		$31,269	$11,439	$—	$—	$—	$—

Total contractual obligations and commitments	$202,376		$184,046	$34,708	$9,340	$9,340	$9,340	$1,782
(1)Assumes no additional borrowings or repayments. The Prime Brokerage (as defined below) balance has no stated maturity date.
(2)The Series A Preferred Shares are perpetual.
Credit Facility
The Credit Facility will mature on October 6, 2025 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.
Revolving Credit Facility
The NexBank Revolver will mature on May 21, 2024, with the option to extend the maturity up to two times, each by six months, and is subject to monthly interest payments through the maturity date, with the remaining principal being due on the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.
Cityplace Debt
On May 8, 2023, we received lender consent to defer the maturity of the Cityplace debt to September 8, 2023. Also on May 8, 2023, the parties to the loan agreement agreed to convert the index upon which the interest rate is based to one-

month SOFR effective as of the first interest period beginning on or after May 8, 2023. On September 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by six months to March 8, 2024. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
Advisory Agreement
As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser the Fees, which includes the Advisory Fee equal to 1.00% of Managed Assets and the Administrative Fee equal to 0.20% of the Company’s Managed Assets. The Advisory Agreement provides that the Fees shall be paid in cash, unless the Adviser, in its sole discretion, elects to have all or a portion of the monthly installment of the Fees paid in common shares of the Company, subject to certain restrictions. For additional information, see Note 13 to our consolidated financial statements.
We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed the Expense Cap of 1.5% of Managed Assets, calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order. This limitation ended on June 30, 2023 and did not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses were considered permanently waived and became non-recoupable. The Expense Cap expired on June 30, 2023.
As of December 31, 2023, a total of $3.1 million in Fees to the Adviser have been waived to comply with the Expense Cap. For the year ended December 31, 2023, the Company expensed $11.7 million related to the Fees, net of the expense reimbursement. Of this $11.7 million, $2.8 million is related to shares that were, or are expected to be issued in lieu of cash, and $7.9 million that was, or is expected to be paid in cash.
Income Taxes
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $2.7 million associated with the TRSs for the year ended December 31, 2023, which is largely driven by income from the Company’s legacy CLO investments and investments in debt instruments not secured by mortgages on real property. The tax expense is decreased by the annual change in valuation allowance on a deferred tax asset of $0.6 million and partially offset by a return-to-provision adjustment of $1.5 million for a net expense of $2.7 million for the year ended December 31, 2023, that is recorded on the Consolidated Statement of Operations.
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain

Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of December 31, 2023, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of December 31, 2023 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2023. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).
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
We will make dividend payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a dividend on our common shares of $0.15 per share which was paid on December 29, 2023 to shareholders of record on November 17, 2023. Our Board declared a dividend on our Series A Preferred Shares of $0.34375 per share which was sent to the transfer agent prior to December 31, 2023, and paid on January 2, 2024, to shareholders of record on December 22, 2023. We expect that dividends on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
The purpose of paying the elective stock dividend partially in shares and partially in cash is to conserve cash for additional investments at the Company. The Company may revert to paying the dividend solely in cash at some point in the future when cash flow from operations supports such a cash dividend. However, there can be no assurance that cash flow from operations will be able to support a cash dividend in the future.
Off-Balance Sheet Arrangements
As of December 31, 2023, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments
The Company is the guarantor on three secured loans to, and dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser, with the secured loans having an aggregate principal amount of approximately $553.3 million outstanding as of December 31, 2023. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 13 for additional information.
The Company is also the guarantor on two pools of loans of SAFStor, Inc. ("SAFStor"), an entity that NSP acquired 100% of the equity interest of on December 8, 2022. The Company guarantees the loss recourse liability and obligation for any Recourse Liabilities (as defined below) arising out or in connection with certain bad acts. The Company also guarantees the full payment of the debt, upon the occurrence of any Springing Recourse Events (as defined below). As of December 31, 2023 the outstanding balance of the pools of guaranties is $270.9 million. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 13 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million as of December 31, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace’s loans with an aggregate principal amount of $142.3 million as of December 31, 2023. The obligations include a completion guarantee, which is generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of December 31, 2023, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
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
Valuation of Level 3 Fair Valued Investments
As of December 31, 2023, approximately 51.7% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 9, “Fair Value of Derivatives and Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the year ended December 31, 2023, the unrealized loss related to the change in fair value of level 3 investments is $110.6 million. See Note 9 for additional disclosures regarding the valuation of level 3 fair valued investments.
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
The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820 (see Note 9 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 8. Financial Statements and Supplementary Data

            KPMG LLP
Suite 1400
2323 Ross Avenue
Dallas, TX 75201-2721

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of
NexPoint Diversified Real Estate Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NexPoint Diversified Real Estate Trust and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2023 and the six month period ended December 31, 2022 and the statements of operations, change in net assets, and cash flows for the six month period ended June 30, 2022 (predecessor basis), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, the six month period ended December 31, 2022, and the six month period ended June 30, 2022 (predecessor basis), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Fair value measurement of level 3 investments
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company has $691.2 million of investments that are measured at fair value on a recurring basis, a portion of which uses inputs that are classified within Level 3 of the fair value hierarchy as of December 31, 2023. The Company uses an income approach, market approach, or a combination thereof to value each of these investments. Establishing fair values for these Level 3 investments is inherently subjective and dependent upon significant unobservable inputs and assumptions.
We identified the evaluation of the fair value measurements for certain Level 3 investments as a critical audit matter. Complex auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to evaluate certain assumptions used in the Company’s determination of the fair value measurements. Specifically, for investments that used the income approach, the assumptions included the capitalization rates, market rent, discount rates, and discount applied to net asset value. For investments that used the market approach, the assumptions included the discount applied to net asset value and the market value of certain spectrum assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls used in the fair value measurements process, including controls related to the assumptions described above. We involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the capitalization rates and discount rates by comparing them against ranges that were independently developed using publicly available market data for comparable properties.
•assessing the appropriateness of the market rent assumptions by comparing them to comparable transactions and current listings of comparable properties.
•determining the appropriateness of the discount applied to net asset value by comparing it to industry data available for comparable publicly traded companies.
•assessing the market value of certain spectrum licenses by comparing them to a range of values developed using publicly available auction data, analyst indications of comparable spectrum, and comparable transactions.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Dallas, Texas
March 13, 2024

            KPMG LLP
Suite 1400
2323 Ross Avenue
Dallas, TX 75201-2721

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of
NexPoint Diversified Real Estate Trust:
Opinion on Internal Control Over Financial Reporting
We have audited NexPoint Diversified Real Estate Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2023 and the six month period ended December 2022, and the statements of operations, changes in net assets, and cash flows for the six month period ended June 30, 2022 (predecessor basis) and the related notes (collectively, the consolidated financial statements), and our report dated March 13, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Independent Registered Public Accounting Firm. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 13, 2024

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
March 10, 2022
C O H E N & C O M P A N Y , L T D .
800.229.1099 | 866.818.4538 fax | cohencpa.com
Registered with the Public Company Accounting Oversight Board

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2023	December 31, 2022

ASSETS
Consolidated Real Estate Investments
Land	$47,708	$47,708
Buildings and improvements	206,213	174,469
Intangible lease assets	10,979	10,979
Construction in progress	19,177	39,731
Furniture, fixtures, and equipment	362	354
Total Gross Consolidated Real Estate Investments	284,439	273,241
Accumulated depreciation and amortization	(20,525)	(7,158)
Total Net Consolidated Real Estate Investments	263,914	266,083
Investments, at fair value ($533,065 and $576,419 with related parties, respectively)	691,238	754,910
Equity method investments ($7,079 and $7,272 with related parties, respectively)	66,263	70,656
Life insurance policies, at fair value	—	67,711
Cash and cash equivalents	20,608	13,360
Restricted cash	32,561	35,289
Accounts receivable, net	4,347	1,903
Prepaid and other assets	10,431	6,441
Accrued interest and dividends	6,078	4,302
Deferred tax asset, net	2,896	2,247
TOTAL ASSETS	$1,098,336	$1,222,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$142,186	$144,414
Notes payable, net ($20,000 and $0 with related party, respectively)	52,919	24,250
Prime brokerage borrowing	1,782	2,624
Accounts payable and other accrued liabilities	8,633	13,865
Income tax payable	356	10,720
Accrued real estate taxes payable	231	254
Accrued interest payable	1,398	1,115
Security deposit liability	422	416
Prepaid rents	768	1,273
Intangible lease liabilities, net	4,567	6,027
Due to affiliates	—	112
Total Liabilities	$213,262	$205,070

Shareholders' Equity:
Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3

Common shares, $0.001 par value: unlimited shares authorized; 38,389,600 and 37,171,807 shares issued and outstanding, respectively	38	37
Additional paid-in capital	1,011,613	999,845
Accumulated earnings (loss)	(126,580)	17,947
Total Shareholders' Equity	885,074	1,017,832
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,098,336	$1,222,902

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the Year Ended December 31,	For the Six Months Ended December 31,
	2023	2022
Revenues
Rental income	$20,309	$10,070
Interest income ($2,514 and $1,332 with related parties, respectively)	7,029	4,428
Dividend income ($26,103 and $10,881 with related parties, respectively)	35,638	40,600
Other income	308	32
Total revenues	63,284	55,130
Expenses
Property operating expenses	7,489	3,682
Property management fees	726	296
Real estate taxes and insurance	4,377	2,695
Advisory and administrative fees	11,740	5,514
Property general and administrative expenses	4,250	302
Corporate general and administrative expenses	7,981	3,079
Conversion expenses	1,203	1,615
Depreciation and amortization	13,937	7,175
Total expenses	51,703	24,358
Operating income (loss)	11,581	30,772
Interest expense	(15,902)	(5,759)
Equity in income (losses) of unconsolidated equity method ventures ($624 and $(1,935) with related parties, respectively)	(306)	(2,257)
Change in unrealized gains (losses) ($(112,717) and $(57,846) with related parties, respectively)	(108,249)	(92,031)
Realized gains (losses)	(1,634)	(2,323)
Net income (loss) before income taxes	(114,510)	(71,598)
Income tax expense	(2,731)	(9,975)
Net income (loss)	(117,241)	(81,573)
Net (income) loss attributable to preferred shareholders	(4,619)	(2,310)
Net income (loss) attributable to common shareholders	$(121,860)	$(83,883)

Weighted average common shares outstanding - basic	37,334	37,172
Weighted average common shares outstanding - diluted	37,334	37,172

Earnings (loss) per share - basic	$(3.26)	$(2.26)
Earnings (loss) per share - diluted	$(3.26)	$(2.26)
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
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Predecessor Basis)
(in thousands)

For the Year Ended December 31,
2021
Investment income:
Income:
Dividends from unaffiliated issuers	$74,727
Dividends from affiliated issuers	24,671
Securities lending income	6
Interest from unaffiliated issuers	4,747
Interest from affiliated issuers	2,835
ROC Reclass	(11,850)
Total income	95,136

Expenses:
Investment advisory	11,094
Legal fees	2,206
Interest expense and commitment fees	2,435
Conversion expense	1,397
Accounting services fees	558
Insurance	145
Reports to shareholders	352
Trustees fees	275
Audit and tax preparation fees	124
Transfer agent fees	101
Pricing fees	279
Registration fees	75
Other	990
Total operating expenses	20,029
Net investment income	75,107
Preferred dividend expenses	(4,555)

Net realized and unrealized gain (loss) on investments
Realized gain on:
Investments from unaffiliated issuers	(42,530)
Investments from affiliated issuers	458
Securities sold short	351

Net change in unrealized gain on:
Investments from unaffiliated issuers	40,480
Investments from affiliated issuers	175,495
Securities sold short	649

Net realized and unrealized gain on investments	174,903
Total increase in net assets resulting from operations	$245,455
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Year Ended December 31, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2022	3,359,593	$3	37,171,807	$37	$999,845	$17,947	$1,017,832
Stock-based compensation expense	—	—	—	—	1,344	—	1,344
Shares issued to Advisor for admin and advisory fees	—	—	145,620	—	1,431	—	1,431
Net loss attributable to common shareholders	—	—	—	—	—	(121,860)	(121,860)
Net income attributable to preferred shareholders	—	—	—	—	—	4,619	4,619
Common share dividends declared ($0.60 per share)	—	—	1,072,173	1	8,993	(22,667)	(13,673)
Preferred share dividends declared ($1.375 per share)	—	—	—	—	—	(4,619)	(4,619)
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$885,074
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Six Months Ended December 31, 2022	Number of Shares	Amount	Number of Shares	Amount
Balances, July 1, 2022	3,359,593	$3	37,171,807	$37	$999,845	$112,983	$1,112,868
Net loss attributable to common shareholders	—	—	—	—	—	(83,883)	(83,883)
Net income attributable to preferred shareholders	—	—	—	—	—	2,310	2,310
Common share dividends declared ($0.30 per share)	—	—	—	—	—	(11,153)	(11,153)
Preferred share dividends declared ($0.68750 per share)	—	—	—	—	—	(2,310)	(2,310)
Balances, December 31, 2022	3,359,593	$3	37,171,807	$37	$999,845	$17,947	$1,017,832

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
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Predecessor Basis)
(in thousands, except share amounts)

For the Year Ended December 31,
2021
Increase (decrease) in net assets operations:
Net investment income	$75,107
Preferred dividend expenses	(4,555)
Accumulated net realized gain (loss) on investments, securities sold short, written options, futures contracts, and foreign currency transactions	(41,721)
Net change in unrealized appreciation on investments, securities sold short, written options contracts and translation of assets and liabilities denominated in foreign currency	216,624
Net increase from operations	245,455

Distributions declared to common shareholders:
Distribution	(435)
Return of capital	(21,766)
Total distributions declared to common shareholders:	(22,201)
Increase in net assets from operations and distributions	223,254

Share transactions:
Value of distributions reinvested	2,131
Cost of shares redeemed	(152,321)
Proceeds from sale of shares	47,319
Net increase from shares transactions	(102,871)
Total increase in net assets	120,383

Net assets
Beginning of period	790,825
End of period	$911,208

Change in Common Shares
Issued for distribution reinvested	162
Shares redeemed	(8,750)
Net increase in common shares	(8,588)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,	For the Six Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(117,241)	$(81,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,937	7,175
Amortization of intangible lease assets and liabilities	(1,217)	(743)
Amortization of deferred financing costs	776	67
Paid-in-kind interest ($(1,893) and $(844) with related parties, respectively)	(5,952)	(2,872)
Proceeds from paid-in-kind interest on paydowns or sales from investments	3,730	—
Realized (gain) loss	1,634	2,323
Net change in unrealized (gain) loss on investments held at fair value ($112,717 and $57,847 with related parties, respectively)	108,249	92,031
Equity in (income) losses of unconsolidated ventures ($(624) and $1,935 with related parties, respectively)	306	2,257
Distributions of earnings from unconsolidated ventures ($817 and $277 with related parties, respectively)	4,087	2,418
Stock-based compensation expense	1,344	—
Cash paid for life settlement premiums	(3,355)	(2,576)
Equity security dividends reinvested ($(5,529) and $0 with related parties, respectively)	(5,529)	—
Deferred tax benefit	(648)	(2,247)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	(10,364)	10,720
Real estate taxes payable	(23)	(2,069)
Operating assets	(9,077)	606
Operating liabilities	(4,923)	5,914
Net cash provided by (used in) operating activities:	(24,266)	31,431

Cash flows from investing activities
Proceeds from asset redemptions ($4,000 and $0 with related parties, respectively)	4,000	—
Distributions from CLO investments	9,170	18,105
Proceeds from sale of investments	16,512	14,246
Proceeds from paydowns of investments ($8,543 and $0 with related parties, respectively)	9,759	—
Purchases of investments ($(5,984) and $(7,913) with related parties, respectively)	(5,984)	(11,276)
Contributions to equity method investments	—	(1,382)
Additions to consolidated real estate investments	(10,474)	(5,966)

Acquisitions of consolidated real estate investments	—	(26,500)
Purchases of life settlement policies	—	(8,700)
Proceeds from life settlement policy maturities	3,000	7,055
Net cash outflow from deconsolidation of subsidiary	(3,993)	—
Net cash provided by (used in) investing activities	21,990	(14,418)

Cash flows from financing activities
Proceeds received from notes payable	39,000	13,250
Mortgage payments	(2,364)	(1,181)
Prime brokerage borrowing	11,919	9,543
Credit facilities payments	(10,000)	(12,500)
Prime brokerage payments	(12,761)	(14,410)
Deferred financing costs paid	(971)	(379)
Dividends paid to preferred shareholders	(4,619)	(2,310)
Dividends paid to common shareholders	(13,408)	(11,153)
Net cash provided by (used in) financing activities:	6,796	(19,140)

Net increase (decrease) in cash, cash equivalents and restricted cash	4,520	(2,127)
Cash, cash equivalents and restricted cash, beginning of period	48,649	50,776
Cash, cash equivalents and restricted cash, end of period	$53,169	$48,649

Supplemental Disclosure of Cash Flow Information
Interest paid	$15,619	$5,284
Income tax paid	$13,737	$1,501
Supplemental Disclosure of Noncash Activities
Capitalized construction costs included in accounts payable and other accrued liabilities	$723	$3,883
Fair value of assets acquired from the contribution of equity method investments	$—	$62,510
Non-cash dividend payment	$8,994	$—
Fair value of assets acquired from the sale of consolidated investments¹	$68,500	$—
Non-cash advisory fee payment	$1,431	$—
Increase in dividends payable upon vesting of restricted stock units	$265	$—
Adjustment to Life Insurance Policies, at fair value, on deconsolidation of entity	$(62,484)	$—
Adjustment to accounts receivable on deconsolidation of entity	$(2,023)	$—

(1) For more information about this transaction, refer to Note 10. Life Settlement Portfolio
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
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of December 31, 2023, there were 2,000 partnership units of the OP (the “OP Units”) outstanding, of which 100.0% were owned by the Company.
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
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022 and April 11, 2023, (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of December 31, 2023. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
2. Summary of Significant Accounting Policies
Basis of Accounting
Prior to the Deregistration Date, the Company was accounted for as an investment company in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services – Investment Companies, or the “Predecessor Basis.” Upon the Deregistration Order, the Company discontinued the use of the guidance in FASB ASC 946 and prospectively applied the guidance under U.S. generally accepted accounting principles (“GAAP”) required for companies that are not investment companies, or what we refer to as the “Successor Basis." As a result of these changes, our consolidated financial statements as of December 31, 2023 and 2022 and for the year ended December 31, 2023 and six months ended December 31, 2022 and thereafter, are accounted for using the Successor Basis and are presented separately from our consolidated financial statements on the Predecessor Basis, as of and for the periods prior to the Deregistration Date. The fair value of the Company’s investments and consolidated operating properties as of the Deregistration Date became the new basis in accordance with FASB ASC 946. Due to this change, the Company reallocated these fair values to the assets and liabilities of operating properties.
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
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2023 and December 31, 2022, and results of operations for the year ended December 31, 2023, six months ended December 31, 2022, six months ended June 30, 2022 (Predecessor Basis) and year ended December 31, 2021 (Predecessor Basis) have been included. Such adjustments are normal and recurring in nature.
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

	Years
Land	Not depreciated
Buildings	40
Improvements	5	-	20
Furniture, fixtures, and equipment	5	-	7
Intangible lease assets and liabilities	Over lease term
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
Valuation of Investments
As of December 31, 2023 and 2022, the Company’s fair valued investments consisted of senior loans, corporate bonds, collateralized loan obligations ("CLOs"), convertible notes, common stocks, rights, warrants, LP interests and LLC interests. The fair value of the Company’s senior loans, bonds, and CLOs are generally based on quotes received from brokers or independent pricing services. Senior loans, bonds, and CLOs with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Senior loans, bonds, and CLOs that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. The Company has elected for certain of the equity method investments to be measured using fair value. The Company has elected for all debt instruments to be measured using fair value.
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
The fair value of the Company’s investments in common stock, exchange-traded funds, other registered investment companies and warrants that are not actively traded on national exchanges are generally priced using quotes derived from implied values, indicative bids, or a limited amount of actual trades and are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. The Company’s real estate investments include equity interests in limited liability companies and equity issued by REITs that invest in commercial real estate. The fair value of real estate investments that are not actively traded on national exchanges are based on internal models developed by the Adviser. The significant inputs to the models include cash flow projections for the underlying properties, capitalization rates and appraisals performed by independent valuation firms. These inputs are not readily observable, and the Company has classified the investments as Level 3 assets. Exchange-traded options are valued based on the last trade price on the primary exchange on which they trade. If an option does not trade, the mid-price, which is the mean of the bid and ask price, is utilized to value the option.
The fair value of the Company’s convertible notes are categorized as Level 3 assets in the fair value hierarchy. Convertible notes are valued using a discounted cash flow model using discount rates derived from observable market data applied to the internal rate of return implied by the expected contractual cash flows.
As of December 31, 2022 the Company's fair value investments also included life settlement contracts, all of which were sold during 2023 (see Note 10) The Company’s life settlement contracts were recognized at the transaction price. For each subsequent reporting period, the investments were measured at fair value by a third-party valuation specialist using a life settlement pricing model and were categorized as Level 3 assets in the fair value hierarchy. Key assumptions utilized in determining fair value included but were not limited to: (i) life expectancy estimates provided by independent third party underwriters based on actuarially developed mortality tables and industry life expectancy reports; (ii) future premium estimates; (iii) rates of return consistent with those sought by independent purchasers of life policies at the time of purchase; and (iv) offers and/or commitments from purchasers. In addition, the valuation agent would also consider recent sales as well as offers received for the life policies deemed likely to close in the near future in estimating fair value.
The assumptions used to value life policies were by nature, inherently uncertain and the effect of changes in estimates could be material. The fair value measurement used in estimating the present value calculations were derived from valuation techniques that include inputs that are not based on observable market data. Changes in the fair value of the life settlement contracts were reported as net unrealized gains or losses on the Consolidated Statement of Operations (Successor Basis). Upon the death of an insured or the sale of a life policy, the Company would recognize the difference between the proceeds received and the cost of the life policy as a realized gain or loss in the Company's Consolidated Statement of Operations (Successor basis).
Impairment
Real estate assets and equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. The Company recognizes its share of the investee's comprehensive income or loss for equity method investments. If the investee is loss-making, the Company recognizes its share of the losses until its equity interest is reduced to zero. As of December 31, 2023, the Company has not recorded any impairment on its real estate assets.
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the net real estate liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2023, and 2022, there are no properties held for sale.
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code"), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its “REIT taxable income,” as defined by the Code, to its shareholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes.
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2023, the Company believes it is in compliance with all applicable REIT requirements.

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to stockholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. Our consolidated net loss before income taxes was $114.5 million and $71.6 million for the year ended December 31, 2023 and the six months ended December 31, 2022, respectively. The Company’s consolidated balance sheet as of December 31, 2023 consists of a $4.5 million net deferred tax asset at NHF TRS, LLC and a $1.6 million net deferred tax liability at NREO TRS, Inc. for a consolidated net Deferred Tax asset of $2.9 million. The Company's consolidated balance sheet as of December 31, 2022 consisted of a $3.4 million net deferred tax asset at NHF TRS, LLC and a $1.2 million net deferred tax liability at NREO TRS, Inc. for a consolidated net Deferred Tax asset of $2.2 million.

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the year ended December 31, 2023 and six months ended December 31, 2022 were (2.38)% and (13.93)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
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
The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2023 and 2022. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statement of operations and comprehensive income (loss). The Company has not recorded any uncertain tax positions for the years ended December 31, 2023 and 2022.
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows (in thousands):

	For the Period Ended December 31,
	2023		2022
Expected tax at statutory rate	$(24,047)	21.0%	$(15,036)	21.0%
Non-taxable REIT income	27,426	-24.0%	27,258	-38.1%
State and local tax expense - net of federal benefit	—	—%	—	—%
Change in valuation allowance	(648)	0.6%	(2,247)	3.1%
Total provision	$2,731	-2.4%	$9,975	-13.9%

Deferred Tax Assets
As of December 31, 2023 and 2022, significant components of the net deferred tax assets (“DTA”) of the Company's TRSs were as follows (in thousands):

	Deferred Tax Asset as of December 31, 2023	Deferred Tax Asset as of December 31, 2022
Capital loss carryover from prior year	$137	$2,050
Capital loss carryover to be utilized in current year	—	(1,924)
Net operating loss carryover from prior year	442	590
Net operating loss carryover to be utilized in current year	(138)	(119)
Unrealized tax loss on investments	17,351	16,677
Total deferred tax assets	17,792	17,274
Valuation allowance	(14,896)	(15,027)
Net deferred tax asset	$2,896	$2,247

The Company may not offset tax assets or liabilities from one TRS with those of another TRS. NHF TRS, LLC, one of the Company's TRSs, is estimated to generate a net taxable capital gain of $11.0 million for the year ended December 31, 2023 and generated a net taxable capital gain of $10.3 million for the six months ended December 31, 2022. The Company believes it is more likely than not that it will be able to harvest capital losses within this TRS during the three succeeding taxable years to be eligible for a capital loss carryback refund claim and has therefore not applied a valuation allowance to the extent of the expected future refund claim. As such, the Company has recorded a valuation allowance of $14.9 million and $15.0 million for the year ended December 31, 2023 and for the six months ended December 31, 2022 respectively, against the Company’s gross deferred tax assets to arrive at a net DTA of $4.5 million and $3.4 million for the year ended December 31, 2023 and six months ended December 31, 2022, respectively, to reflect the expected tax benefit associated with the unrealized tax losses at this TRS. NREO TRS, LLC ("NREO TRS") has an estimated net operating loss balance of $1.4 million as of December 31, 2023 that does not have an expiration date as well as an estimated $0.7 million capital loss balance as of December 31, 2023 that will expire if not utilized within the succeeding five taxable years. The Company believes that it will be able to fully utilize the tax assets from NREO TRS and has not therefore applied a valuation allowance to the $0.7 million DTA generated by this TRS. NREO TRS, one of the Company's TRSs, had an estimated net operating loss balance of $2.2 million as of December 31, 2022 that does not have an expiration date as well as an estimated $0.6 million capital loss balance as of December 31, 2022, that will expire if not utilized within the succeeding five taxable years.
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
Property management fees - Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 13).
Real estate taxes and insurance - Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost of commercial, general liability, and other needed insurance for each property.
Advisory and administrative fees - Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 13).
Property general and administrative expense - Property general and administrative expenses include the costs of marketing, professional fees, general office supplies, and other administrative related costs of each property.

Corporate general and administrative expenses - Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of director fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Corporate general and administrative expenses and the advisory and administrative fees paid to our Adviser will not exceed 1.5% of Managed Assets (as defined below) per calendar year (or part thereof that the Advisory Agreement is in effect), calculated in accordance with the Advisory Agreement, or the Expense Cap (as defined below). This limitation ended on June 30, 2023 and did not limit the reimbursement by us of expenses related to securities offerings paid by our Adviser. The Expense Cap also does not apply to legal, accounting, financial, due diligence, and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside our ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive certain advisory and administrative fees otherwise due. If advisory and administrative fees are waived in a period, the waived fees for that period are considered to be waived permanently and the Adviser may not be reimbursed in the future.
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
Investments that qualify for the equity method of accounting – Under the equity method of accounting, the Company initially recognizes its investment at cost and subsequently adjusts the carrying amount of the investments for its share of earnings and losses reported by the investee, distributions received, and other-than-temporary impairments. The Company has elected the fair value option for several of its investments that would otherwise be accounted for under the equity method (See Note 9). Distributions from these investments are accounted for as Interest and Dividend income and mark-to-market gains and losses are included in Change in Unrealized Gains/(Losses) on the consolidated Statement of Operations. For more information about the Company’s investments accounted for under the equity method, refer to Note 8 – Equity Method Investments. The Company has elected for certain of the equity method investments to be measured using fair value. Unaudited summary financial information for significant equity method investments, as determined in accordance with Rule 3-09 of Regulation S-X, for which results are not available on a timely basis, are reported on a three-month lag.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses on Financial Instruments (“ASU 2016-13”), which establishes credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets and requires the use of a current expected credit loss ("CECL") model for financial instruments measured at amortized cost and certain other instruments. This model applies to trade and other receivables, loans, debt securities, net investments in leases and off-balance sheet credit exposures (such as loan commitments, standby letters of credit and financial guarantees not accounted for as insurance) and requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. The Company adopted the guidance on January 1, 2023, which did not have a material impact.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under ASU 2023-07. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
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
As of December 31, 2023 and 2022, the Company, through the OP, owned four properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of December 31, 2023 and 2022:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	December 31, 2023	December 31, 2022
White Rock Center		Dallas, Texas	2013	100%	100%
5916 W Loop 289		Lubbock, Texas	2013	100%	100%
Cityplace Tower		Dallas, Texas	2018	100%	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022	100%	100%

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
5. Consolidated Real Estate Investments
As of December 31, 2023, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated balance sheet, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,345	$1,921	$(101)	$—	$5	$13,485
5916 W Loop 289	1,081	2,938	—	—	—	—	4,019
Cityplace Tower	18,812	192,930	9,058	(6,669)	19,177	357	233,665
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	26,500
	47,708	206,213	10,979	(6,770)	19,177	362	277,669
Accumulated depreciation and amortization	—	(13,490)	(6,798)	2,203	—	(237)	(18,322)
Total Operating Properties	$47,708	$192,723	$4,181	$(4,567)	$19,177	$125	$259,347

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
Depreciation expense was $9.4 million for the year ended December 31, 2023 and $4.3 million for the six months ended December 31, 2022. Amortization expense related to the Company’s intangible lease assets was $3.9 million for the year ended December 31, 2023 and $2.9 million for the six months ended December 31, 2022. Amortization expense related to the Company's intangible lease liabilities was $1.5 million for the year ended December 31, 2023 and $0.7 million for the six months ended December 31, 2022. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was 1.2 million for the year ended December 31, 2023 and $0.6 million for the six months ended December 31, 2022.
Acquisitions
There were no acquisitions by the Company for the year ended December 31, 2023.
We completed one acquisition in 2022. Details of the acquisition are in the table below (dollars in thousands):
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
6. Debt
Cityplace Debt
The Company has debt on its real estate property pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. The debt had an original maturity of September 8, 2022, and the Company deferred the maturity date with the lender to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics were met. On May 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by four months to September 8, 2023. Also on May 8, 2023, the parties to the Loan Agreement agreed to convert the index upon which the interest rate is based to the one-month secured overnight financing rate ("SOFR") effective as of the first interest period beginning on or after May 8, 2023. On September 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by six months to March 8, 2024. The debt restructuring per the terms of the Twelfth Omnibus Amendment Agreement was considered a debt modification. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $142.3 million principal balance outstanding as of December 31, 2023, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. The below table contains summary information related to the mortgages payable (dollars in thousands):

	Outstanding principal as of December 31, 2023	Interest Rate	Maturity Date
Note A-1	$101,115	7.73%	3/8/2024
Note A-2	22,119	11.73%	3/8/2024
Note B-1	12,729	7.73%	3/8/2024
Note B-2	3,160	11.73%	3/8/2024
Mezzanine Note 1	2,784	11.73%	3/8/2024
Mezzanine Note 2	398	11.73%	3/8/2024
Mortgages payable	142,305
Deferred financing costs, net	(119)
Mortgages payable, net	$142,186
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 8.5% as of December 31, 2023 and 7.3% as of December 31, 2022.
The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2023, the Company believes it is in compliance with all covenants.
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
On March 31, 2022, the Company, through an unconsolidated subsidiary, borrowed approximately $13.5 million from NexPoint Real Estate Finance, Inc. ("NREF"), an entity advised by an affiliate of the Adviser, to finance its acquisition of a 77.0% interest in Tivoli North Property. The bridge note bore interest at an annual rate equal to the WSJ Prime Rate plus 1.5% and had a maturity date of October 1, 2022. The Company refinanced this bridge note with PNC Bank, N.A ("PNC Bank") on August 8, 2022. The new loan had a principal amount of $13.5 million and bears interest at an annual rate of daily simple SOFR plus 3.5%. Proceeds from the note with PNC Bank were used to repay in full the financing provided by NREF on August 9, 2022. On August 8, 2023, the Company elected to extend the maturity date of this loan to January 8, 2024. On January 8, 2024, the Company elected to extend maturity date of this loan to August 8, 2024.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20.0 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. During the year ended December 31, 2023, the Company paid down $10.0 million on the Credit Facility. As of December 31, 2023, the Credit Facility had an outstanding balance of $20.0 million and bore interest at the one-month SOFR plus 4.25%. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. Management believes that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million. As of December 31, 2023, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2024, with the option to extend the maturity up to two times, each by six months. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. As of December 31, 2023, the NexBank Revolver had an outstanding balance of $20.0 million.
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
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of December 31, 2023, the Company had a margin balance of approximately $1.8 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $9.3 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the floating interest rate nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2023 are as follows (in thousands):

	Mortgages Payable	Notes Payable	Prime Brokerage Borrowing	Total
2024	$142,305	$29,000	$—	$171,305
2025	—	24,250	—	24,250
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
Thereafter	—	—	1,782	1,782
Total	$142,305	$53,250	$1,782	$197,337

7. Variable Interest Entities
As of December 31, 2023 and 2022, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

Entities	Instrument	Asset Type	Percentage Ownership as of December 31, 2023		Percentage Ownership as of December 31, 2022	Relationship as of December 31, 2023	Relationship as of December 31, 2022
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.9%		53.1%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	30.0%		30.5%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		16.4%	VIE	VIE
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		20.0%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%		16.1%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.2%		11.1%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		31.0%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science	1.3%		1.2%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	100.0%	(1)	N/A	VIE	N/A
(1) The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc., but it does not own any of the outstanding common stock of NexAnnunity Holdings, Inc.
Consolidated VIEs
The Company did not have any consolidated VIEs as of and for the years ended December 31, 2023 and 2022.

8. Equity Method Investments
Below is a summary of the Company’s equity method investments as of December 31, 2023 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$11,458		$(9,590)	$21,048	$—
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	23,158		17,581	5,577	(426)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,079		7,241	(162)	555
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,256		10,488	1,768	1,441
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Haygood, LLC	LLC interest	N/A	31.0%	(8)	—	(6)	—	—	—
					$66,263		$38,032	$28,231	$1,570

Below is a summary of the Company's investments as of December 31, 2023 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "investments, at fair value" on the consolidated balance sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(7)	$76,688	(6)
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.0%	(7)	33,075	(6)
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.2%	(7)	146,516	(6)
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.9%	(3)	68,187	(6)
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	30.0%		37,157	(6)
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		49,383	(6)
NexPoint Hospitality Trust	Common stock	Hospitality	46.2%		4,886	(6)
LLV Holdco, LLC	LLC interest	Land	26.8%		2,242	(6)
					$418,134
Below is a summary of the Company’s equity method investments as of December 31, 2022 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$13,013		$—	$13,013	$(217)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	27,136		21,334	5,802	(227)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,272		7,466	(194)	280
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	10,923		8,751	2,172	665
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
					$70,656		$49,863	$20,793	$501
Below is a summary of the Company's investments as of December 31, 2022 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "investments, at fair value" on the consolidated balance sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	16.1%	(7)	$77,370	(6)
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.3%	(7)	33,369	(6)
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.1%	(7)	169,661	(6)
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.1%	(3)	103,695	(6)
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	30.5%		56,505	(6)
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	31.0%		53,480	(6)
NexPoint Hospitality Trust	Common stock	Hospitality	45.4%		27,685	(6)
LLV Holdco, LLC	LLC interest	Land	26.8%		4,331	(6)
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
(3)The Company owns greater than 50% of the outstanding common equity but is not deemed to be the primary beneficiary or have a controlling financial interest of the investee and as such, accounts for the investee using the equity method.
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
(6)The Company has elected the fair value option with respect to these investments. The basis in these investments is their fair value.
(7)The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of the investee or its parent and as such, accounts for the investee using the equity method.
(8)The Company has a 31% non-controlling interest in Haygood, LLC, (“Haygood”). The Company has determined it is not the primary beneficiary and does not consolidate this entity.
(9)The Company owns less than 20% of the investee but has significant influence due to the legal nature of a partnership that implies an inherent right to influence the operating and financial policies of the partnership.

Significant Equity Method Investments
The table below presents the unaudited summary balance sheets for the Company’s significant equity method investments as of September 30, 2023 (dollars in thousands). The Company reports these unaudited summary balance sheets on a quarter lag. For purposes of equity method investments, significance is determined in accordance with Rule 3-09 of Regulation S-X. NREF and VineBrook Homes Trust, Inc. ("VineBrook") do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities. As such, only the financial information for NREF and VineBrook are presented below. As of December 31, 2023, NexPoint Storage Partners, Inc. ("NSP") no longer qualifies as a significant equity method investment.

	NREF	VineBrook

ASSETS
Investments	$6,814,871	$2,500
Real estate assets	58,563	3,359,816
Cash and cash equivalents	10,977	34,115
Other assets	1,942	208,109
TOTAL ASSETS	$6,886,353	$3,604,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt	$1,212,740	$2,487,524
Other liabilities	5,239,450	148,345
Total Liabilities	6,452,190	2,635,869

Redeemable noncontrolling interests in the operating company	89,148	482,149
Noncontrolling interests in consolidated VIEs	—	12,786
Total Shareholders' Equity	345,015	473,736
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,886,353	$3,604,540
The table below presents the unaudited summary statement of operations for the nine months ended September 30, 2023, for the Company’s significant equity method investments (dollars in thousands).

	NREF	VineBrook

Revenues
Rental income	$3,057	$259,121
Net interest income	12,971	—
Other income	—	4,362
Total revenues	16,028	263,483

Expenses
Total expenses	16,950	368,968

Gain (loss) on sales and impairment of real estate	—	(65,108)
Other income (expense)	1,727	(43,130)
Unrealized gain (loss) on derivatives	—	6,297
Total comprehensive income (loss)	$805	$(207,426)

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
9. Fair Value of Financial Instruments
The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of December 31, 2023 (in thousands):

		Fair Value
	Cost Basis	Level 1	Level 2	Level 3	Total
Assets
Bond	$17	$—	$30	$—	$30
CLO	24,187	—	—	1,215	1,215
Common stock	311,576	42,832	—	176,256	219,088
Convertible notes	46,385	—	—	42,251	42,251
LLC interest	66,825	—	—	39,399	39,399
LP interest	326,555	—	76,688	195,898	272,586
Preferred Shares	66,268	—	—	66,268	66,268
Rights and warrants	3,937	—	3,993	—	3,993
Senior loan	46,174	—	55	46,353	46,408
	$891,924	$42,832	$80,766	$567,640	$691,238
The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of December 31, 2022 (in thousands):

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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the year ended December 31, 2023 (in thousands):

	December 31, 2022	Contributions/ Purchases	Paid in- kind dividends	Transfer Into Level 3	Redemptions/ conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	December 31, 2023
CLO	$6,412	$—	$—	$563	$—	$(9,170)	$(1,601)	$5,011	$1,215
Common stock	234,667	—	—	—	(305)	—	—	(58,106)	176,256
Convertible notes	50,828	—	125	—	(8,542)	—	—	(160)	42,251
Life settlement	67,711	3,355	—	—	(67,506)	—	(1,101)	(2,459)	—
LLC interest	60,836	334	—	—	—	—	—	(21,771)	39,399
LP interest	223,141	5,528	—	—	—	—	—	(32,771)	195,898
Preferred Shares	—	68,500	1,768	—	(4,000)	—	—	—	66,268
Senior loan	43,341	5,500	4,059	—	(7,007)	—	223	237	46,353
Total	$686,936	$83,217	$5,952	$563	$(87,360)	$(9,170)	$(2,479)	$(110,019)	$567,640

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of December 31, 2023.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
CLO	Discounted Net Asset Value	Discount		N/A			$1,215

Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	176,256
	Discounted Cash Flow	Discount Rate	7.5%	—	13.90%	(9.18)%
		Market Rent (per sqft)	$11.50	—	$41.00	$(26.25)
		RevPAR	$75.00	—	$145.00	$(102.00)
		Capitalization Rates	5.25%	—	9.5%	(7.58)%
	NAV Approach	Discount Rate		10.00%
	Multiples Analysis	Multiple of EBITDA	3.00x	—	4.00x	(3.50)x
		Multiple of NAV	1.00x	—	1.25x	(1.13)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$841.00
		N/A	$25.31	—	$28.00	$(26.66)
		Discount to NAV	(25.00)%	—	(10.00)%	(17.50)%
		Offer Price per Share		$1.10

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08%	—	10.25%	(8.17)%	42,251
	Option Pricing Model	Volatilty	55.00%	—	65.00%	(60.00)%

LLC Interest	Discounted Cash Flow	Discount Rate	7.50%	—	30.50%	14%	39,399
		Market Rent (per sqft)	$11.5	—	$41	$(26.25)
		Capitalization Rate		5.25%

LP Interest	Direct Capitalization Approach	Capitalization Rate	4.00%	—	6.80%	5.51%	195,898
		Discount to NAV	(12.5)%	—	(2.5)%	(-7.5%)
	Market Approach	Capitalization Rate	5.00%	—	5.50%	(5.22)%
	Recent Transaction	Price per Share		$21.59

Preferred Shares	Recent Transaction	Price per Share		$1,000			66,268

Senior Loan	Discounted Cash Flow	Discount Rate	12.30%	—	20.00%	(16.15)%	46,353

Total							$567,640

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
10. Life Settlement Portfolio
Prior to September 1, 2023, the Company, through one of its TRSs, owned 100% of the outstanding equity and debt of Specialty Financial Products, Ltd. ("SFP"), an Ireland domiciled private company with limited liability and a Designated

Activity Company. At the proposal of NexAnnuity Asset Management, L.P. ("NexAnnuity"), an affiliate of the Adviser, SFP was formed for the purpose of entering into acquisitions of U.S. life settlement policies approved by NexAnnuity and funded by the issuance of debt securities, or the Structured Note purchased by the Company. SFP utilizes proceeds from maturing life settlement contracts to repay the Structured Note and to further invest in life settlement contracts. Prior to September 1, 2023, as the Company owned the outstanding ordinary shares of and Structured Note issued by SFP, the Company consolidated SFP in its entirety. On September 1, 2023, the Company, through one of its TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to NHI and its wholly owned subsidiaries, a related party. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI. As a result, the Company now holds none of the outstanding equity and debt of SFP, and SFP no longer meets the requirements for consolidation under ASC 810 – Consolidation. The Company will have no continuing involvement with SFP. As such, SFP has been deconsolidated herein as of September 1, 2023. The Class A Preferred Stock in NexAnnuity Holdings, Inc. is accounted for as an investment in an equity security. However, management has elected to account for the investment using the fair value option and presented it within Investments, at fair value. The fair value of the Class A Preferred Stock is its original issue price of $1,000 per share due to the recent nature of the transaction. Dividends on the Class A Preferred Stock are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 at an annual rate of 8.0% for years one through seven, 9.5% for years eight through ten, 11.0% for years eleven through thirteen, and 12.0% for years fourteen through sixteen and thereafter.
The transfer of the Structured Note of SFP qualified as a sale under ASC 860 – Transfers and Servicing as (1) the transfer legally isolated the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets.
As of December 31, 2022, the Company’s life settlement portfolio consists of the following (dollars in thousands):

Number of Policies	Face Value (Death Benefit)		Acquisition Cost		Premium Cost		Estimated Fair Value
Total	Range	Total	Range	Total	Range	Total	Range	Total

28	$1,500 -$15,000	$142,952	$350 - $3,895	$48,132	$0 - $580	$4,589	$117 - $6,095	$67,711

Remaining Life Expectancy (in years)	Number	Face Value	Fair Value
0 - 1	2	$7,000	$5,950
1 - 2	2	7,350	4,774
2 - 3	5	19,061	11,393
3 - 4	8	51,351	27,648
4 - 5	3	17,100	7,978
Thereafter	8	41,090	9,968
Total	28	$142,952	$67,711
During the six months ended December 31, 2022, the Company purchased three policies with a combined face value of $28.0 million for $8.7 million, had one policy mature with an aggregate net death benefit of $7.0 million, and paid $2.6 million in premiums to keep the life settlement contracts in force.
11. Shareholders’ Equity
Common Shares
As of December 31, 2023, the Company had 38,389,600 common shares, par value $0.001 per share, issued and outstanding. 1,217,792.99 shares of which were issued during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company paid a distribution of $0.15 per share on its common shares on March 31, 2023 to shareholders of record on March 15, 2023, June 30, 2023 to shareholders of record on June 15, 2023, September 29, 2023 to shareholders of record on August 14, 2023 and December 29, 2023 to shareholders of record on November 17, 2023. The dividends paid on September 29, 2023 and December 29, 2023 consisted of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) comprising 20% of the dividend, with the balance being paid in the Company's common shares.
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
During the year ended December 31, 2023, the Company declared four distributions on its Series A Preferred Shares, each in the amount of $0.34375 per share, which were paid to holders of Series A Preferred Shares on March 31, 2023 to shareholders of record on March 24, 2023, on June 30, 2023 to shareholders of record on June 23, 2023, on October 2, 2023 to shareholders of record on September 25, 2023 and on January 2, 2024 to shareholders of record on December 12, 2023. The Company sent funding to the transfer agent for the fourth quarter dividend prior to December 31, 2023, which was then paid to shareholders on January 2, 2024.
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
Long Term Incentive Plan
On January 30, 2023, the Company’s shareholders approved a long-term incentive plan (the “2023 LTIP”) and the Company subsequently filed a registration statement on Form S-8 registering 2,545,000 common shares, which the Company may issue pursuant to the 2023 LTIP. The 2023 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of share options, appreciation rights, restricted shares, restricted share units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common shares or factors that may influence the value of the Company’s common shares, plus cash incentive awards, for the purpose of providing the Company’s trustees, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), and potentially certain nonemployees who perform employee-type functions, incentives and rewards for performance (the "participants").
Restricted Share Units. Under the 2023 LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn dividends that are payable in cash on the vesting date. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur. On April 4, 2023, pursuant to the 2023 LTIP, the Company granted 37,313 restricted share units to its trustees and 566,169 restricted share units to its officers and other employees of the Adviser. The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the year ended December 31, 2023:

	2023
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding January 1, 2023	—	$—
Granted	603,482	10.45
Vested	—	—
Forfeited	(13,576)	—
Outstanding December 31, 2023	589,906	$10.45
The following table contains information regarding the vesting of restricted share units under the 2023 LTIP for the next five calendar years subsequent to December 31, 2023:

	Shares Vesting
	April	Total
2024	178,856	178,856
2025	140,404	140,404
2026	135,323	135,323
2027	135,323	135,323
2028	—	—
Total	589,906	589,906
For the year ended December 31, 2023, the Company recognized approximately $1.4 million of equity-based compensation expense related to grants of restricted share units. As of December 31, 2023, the Company had recognized a liability of approximately $0.3 million related to dividends earned on restricted share units that are payable in cash upon vesting. As of December 31, 2023, total unrecognized compensation expense on restricted share units was approximately $4.8 million, and the expense is expected to be recognized over a weighted average vesting period of 1.6 years.
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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Year Ended December 31,	Six Months Ended December 31,
		2023	2022
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(121,860)	$(83,883)

Denominator for loss per share:
Weighted average common shares outstanding		37,334	37,172
Denominator for basic and diluted loss per share		37,334	37,172
Weighted average unvested restricted share units		440	—
Denominator for diluted loss per share	(1)	37,334	37,172

Loss per weighted average common share:
Basic		$(3.26)	$(2.26)
Diluted		$(3.26)	$(2.26)
(1)     For the year ended December 31, 2023 and the six months ended December 31, 2022, this excludes approximately 439,601 and 0 shares, respectively, related to assumed vesting of restricted share units as the effect would be anti-dilutive.
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

As of December 31, 2023, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets (defined below).
On April 11, 2023, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Fees shall be paid in cash unless the Adviser elects, in its sole discretion, to receive all or a portion of the monthly installment of the Fees in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2023 annual meeting of shareholders, the Company’s shareholders did not approve issuances in excess of the Share Cap. During the year ended December 31, 2023, we issued 145,619.99 common shares to the Advisor in payment of the Fees in an amount of $1.43 million.
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
Reimbursement of Expenses; Expense Cap
The Company is required to pay directly or reimburse the Adviser for all of the documented “operating expenses” (all out-of-pocket expenses of the Adviser in performing services for us, including but not limited to the expenses incurred by the Adviser in connection with any provision by the Adviser of legal, accounting, financial, due diligence, investor relations or other services performed by the Adviser that outside professionals or outside consultants would otherwise perform and our pro rata share of rent, telephone, utilities, office furniture, equipment, machinery or other office, internal and overhead expenses of the Adviser required for our operations) and any and all expenses (other than underwriters' discounts) paid or to be paid by us in connection with an offering of our securities, including, without limitation, our legal, accounting, printing, mailing and filing fees and other documented offering expenses (collectively, "Offering Expenses"), paid or incurred by the Adviser or its affiliates in connection with the services it provides to us pursuant to the Advisory Agreement. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, could not exceed 1.5% (the "Expense Cap") of Managed Assets, calculated as of the end of each quarter, for the twelve-month period which followed the Company’s receipt of the Deregistration Order. This limitation ended on June 30, 2023 and did not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, in the event the Company consolidated another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses would have been calculated without giving effect to such consolidation and instead such entity’s expenses would have been, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. On occasion, the Adviser may waive additional fees to the extent assets are invested in certain affiliated investments. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses were considered permanently waived and became non-recoupable.

The Advisory Agreement has an initial term of three years that will expire on July 1, 2025, and successive additional one-year terms thereafter unless earlier terminated. We have the right to terminate the Advisory Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Advisory Agreement). The Advisory Agreement can be terminated by us or the Adviser without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. The Adviser may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Advisory Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Advisory Agreement) unless we provide written consent. A termination fee will be payable to the Adviser by us upon termination of the Advisory Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the Fees earned by the Adviser during the twelve month period immediately preceding the most recently completed calendar quarter prior to the effective termination date; provided, however, if the Advisory Agreement is terminated prior to the one year anniversary of the date of the Advisory Agreement, the Fees earned during such period will be annualized for purposes of calculating the Fees.
For the year ended December 31, 2023, the Company incurred Administrative Fees and Advisory Fees of $13.7 million, which excludes $2.0 million, in fees that were waived to comply with the Expense Cap.
Revolving Credit Facility
On May 22, 2023, the Company entered into the NexBank Revolver pursuant to which the Company in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50% and matures on May 21, 2024. The Company drew the $20.0 million on May 22, 2023. As of December 31, 2023, the NexBank Revolver had an outstanding balance of $20.0 million.
Guaranties of NexPoint Storage Partners, Inc. Debt
On July 2, 2021, the Company, together with Highland Opportunities and Income Fund (“HFRO”) and Highland Global Allocation Fund (collectively, the “Co-Guarantors”) as limited guarantors, entered into a Guaranty of Recourse Obligations (“SAFStor Recourse Guaranty I”) in favor of ACORE Capital Mortgage, LP (“ACORE”) in its capacity as Administrative Agent for and on behalf of the Lenders under a Loan Agreement ("SAFStor Loan Agreement I"), in an aggregate principal amount of $235.86 million, for the benefit of entities indirectly owned by SAFStor NREA JV – I, LLC (“SAFStor – I”), SAFStor NREA JV – III, LLC (“SAFStor – III”), SAFStor NREA JV – IV, LLC (“SAFStor – IV”), SAFStor NREA JV – V, LLC (“SAFStor – V”), SAFStor NREA JV – VI, LLC (“SAFStor – VI”), SAFStor NREA JV – VII, LLC (“SAFStor – VII”), and SAFStor NREA JV – VIII, LLC (“SAFStor – VIII”) (collectively, “SAFStor”), pursuant to which the Company and the Co-Guarantors guaranteed certain obligations of SAFStor. On July 2, 2021, the Company also entered a substantively identical guaranty in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement ("SAFStor Mezzanine Loan Agreement I"), in the amount of $6.05 million, for the benefit of entities indirectly owned by SAFStor. On December 8, 2022, NSP completed a transaction that resulted in it acquiring 100% of the equity interest in SAFStor. On April 24, 2023, the Company joined certain separate guaranties previously made in favor of ACORE by the Co-Guarantors pursuant to an Omnibus Amendment to and Reaffirmation of Loan Documents (the “SAFStor Recourse Guaranty II”) in favor of ACORE in its capacity as (i) Administrative Agent for and on behalf of the Lenders under a Loan Agreement (“SAFStor Loan Agreement II”), in an aggregate principal amount of $41.99 million, for the benefit of SAFStor, and (ii) Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement (“SAFStor Mezzanine Loan Agreement II”), in the amount of $1.08 million, for the benefit of entities indirectly owned by SAFStor. Pursuant to the SAFStor Recourse Guaranty I and SAFStor Recourse Guaranty II, the Company guarantees the loss recourse liability and obligation for any Recourse Liabilities (as defined in the respective SAFStor Loan Agreement) arising out of or in connection with certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the respective SAFStor Loan Agreement. The Company also guarantees the full payment of the debt upon the occurrence of any Springing Recourse Events (as defined in the respective SAFStor Loan Agreement), such as if the borrower voluntarily files a bankruptcy or similar liquidation or reorganization action or upon certain other violations of the respective SAFStor Loan Agreement. The guarantees by the Company are limited for loss recourse events, to the loss attributable to properties in which it indirectly owns an interest and for Springing Recourse Events (as defined in the respective SAFStor Loan

Agreement) to the pro-rata share of the aggregate liability of all guarantors within the pool of the guarantor properties. As of December 31, 2023, the outstanding balance of the pools of guaranties is $270.96 million.
On September 14, 2022, the Company entered into guaranties (the “BS Guaranties”) for the benefit of JPMorgan Chase Bank, National Association (“JPM”) and any additional or subsequent lenders from time to time (collectively, “BS Lender”) under a loan agreement (the "BS Loan Agreement"), pursuant to which the Company guaranteed certain obligations of the borrowers (“BS Borrower”) under the BS Loan Agreement. The Company, through its ownership in NSP, owns an indirect interest in BS Borrower and entered into the BS Guaranties as a condition of BS Lender lending to BS Borrower under the BS Loan Agreement. Pursuant to the BS Guaranties, the Company guaranteed certain carrying obligations, including interest payments, of BS Borrower and certain recourse obligations of BS Borrower pertaining to exculpation or indemnification of BS Lender. The BS Guaranties also provide that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by BS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The BS Loan Agreement provides for a single initial advance of the loan in the amount of $221.8 million to BS Borrower on the closing date and provides BS Borrower the right to request additional advances in connection with subsequently acquired properties. Amounts outstanding under the BS Loan Agreement are due and payable on March 9, 2024 which date may, at the option of BS Borrower, be extended for an additional six months upon the satisfaction of certain terms and conditions. Borrowings outstanding under the BS Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising BS Borrower and bear interest at the one-month SOFR, subject to a floor of 0.5%, plus an applicable spread of approximately 4.0% with respect to approximately $149.9 million of principal as of December 31, 2023 and approximately 5.4% with respect to approximately $46.9 million of principal as of December 31, 2023.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NREF, Highland Opportunities and Income Fund ("HFRO") and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of December 31, 2023.
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

In exchange for its services, the SFP IMA provided that NexAnnuity would receive a management fee (the "SFP Management Fee") paid monthly in an amount equal to 1.0% of the average weekly value of an amount equal to the total assets of SFP, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to investment leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing through a credit facility or the issuance of debt securities), (ii) the issuance of preferred stock or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the investment objective, investment guidelines and policies under the SFP IMA, and/or (iv) any other means, plus any value added tax or any other applicable tax, if any, thereon. NexAnnuity could waive all or a portion of the SFP Management Fee.
Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank an affiliate of the Adviser through common beneficial ownership. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For year ended December 31, 2023 and 2022, the Company through its subsidiaries has paid approximately $0.7 million and $0.7 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for Cityplace Tower also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the year ended 2023, Cityplace Tower reimbursed $1.9 million to NexVest for these expenses.
The Company is a limited guarantor and an indemnitor on one of NexPoint Hospitality Trust's ("NHTs") loans with an aggregate principal amount of $77.4 million as of December 31, 2023. NHT is a publicly traded hospitality REIT that is managed by an affiliate of the Adviser. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
On March 31, 2022, the Company, through an unconsolidated subsidiary, borrowed approximately $13.5 million from NREF, an entity advised by an affiliate of the Adviser, to finance its acquisition of an interest in Tivoli North Property. The bridge note bore interest at an annual rate equal to the WSJ Prime Rate plus 1.5% and had a maturity date of October 1, 2022. The Company refinanced this bridge note with PNC Bank, N.A ("PNC Bank") on August 8, 2022. The new loan had a principal amount of $13.5 million and bears interest at an annual rate of daily simple SOFR plus 3.5%. Proceeds from the note with PNC Bank were used to repay in full the financing provided by NREF on August 9, 2022 and matures on August 8, 2024.
On December 8, 2022, the Company, through NREO, entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in the joint ventures (the "SAFStor Ventures") with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for approximately 47,064 newly created Class B common operating company units of the NSP OC ("Class B Units"), representing 14.8% of the outstanding combined classes of common units of the NSP OC (the "NSP OC Common Units") immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NSP, of which the Company owns approximately 86,369 shares, or 52.9%, of the outstanding common stock as of December 31, 2023. In connection with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser following which they were wholly owned by a subsidiary of the NSP OC. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of December 31, 2023, the Company owns approximately 47,064 Class B Units, or 30.0%, of the outstanding NSP OC Common Units.
On December 23, 2022, the Company, through NREO, redeemed 2,100,000 common units of limited partnership (the "NREF OP Units") of NexPoint Real Estate Finance Operating Partnership, L.P. (the "NREF OP") for 2,100,000 shares of common stock of NREF. The NREF OP is the operating partnership of NREF, a publicly traded mortgage REIT managed by an affiliate of the Adviser.
On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NexAnnuity Holdings, Inc. and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NexAnnuity Holdings, Inc. On September 28, 2023, the Company, through one of its wholly owned TRSs, redeemed 2,000 shares of Class A Preferred Stock in NexAnnuity Holdings, Inc. On October 24, 2023, the Company, through one of its wholly owned TRSs, redeemed 1,000 shares of Class A Preferred Stock in NexAnnuity Holdings, Inc. On November 10, 2023, the Company, through one of its wholly owned TRSs, redeemed 1,000 shares of Class A Preferred Stock in NexAnnuity Holdings, Inc.
Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the year ended and as of December 31, 2023, the Company has the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Hospitality Trust	Common Stock	$4,886	$(22,800)	$—	$—	$610	$(22,190)
NexPoint Real Estate Finance, Inc.	Common Stock	33,075	(294)	—	—	5,754	5,460
NexPoint Storage Partners, Inc.	Common Stock	68,187	(35,506)	—	—	—	(35,506)
NexPoint Residential Trust, Inc.	Common Stock	3,154	(821)	—	—	155	(666)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	20,814	7	—	—	1,822	1,829
NexPoint Hospitality Trust	Convertible Notes	21,437	(166)	—	—	644	478
NexPoint Storage Partners Operating Company, LLC	LLC Units	37,157	(19,349)	—	—	—	(19,349)
SFR WLIF III, LLC	LLC Units	7,079	—	—	624	—	624
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
Allenby, LLC	LLC Units	—	(304)	—	—	—	(304)
Haygood, LLC.	LLC Units	—	(31)	—	—	—	(31)
VineBrook Homes Operating Partnership, L.P.	Partnership Units	146,516	(27,463)	—	—	4,318	(23,145)

NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	76,688	(682)	—	—	11,686	11,004
NexPoint SFR Operating Partnership, L.P.	Partnership Units	49,383	(5,308)	—	—	1,813	(3,495)
NexAnnuity Holdings, Inc.	Preferred Shares	66,268	—	—	—	1,768	1,768
NexPoint Storage Partners Operating Company, LLC	Promissory Note	5,000	—	—	—	39	39
NexPoint SFR Operating Partnership, L.P.	Promissory Note	500	—	—	—	8	8
Total		$540,144	$(112,717)	$—	$624	$28,617	$(83,476)

For the six months ended and as of December 31, 2022, the Company has the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income
SFR WLIF III, LLC	LLC Units	$7,272	$315	$—	$—	$315
NexPoint Residential Trust, Inc.	Common Stock	3,825	(1,657)	—	70	(1,587)
NexPoint Hospitality Trust	Common Stock	27,685	1,086	—	—	1,086
NexPoint Hospitality Trust	Convertible Notes	21,479	(3,323)	—	152	(3,171)
NexPoint Storage Partners, Inc.	Common Stock	103,695	(17,584)	—	—	(17,584)
NexPoint Storage Partners Operating Company, LLC	LLC Units	56,505	(6,004)	—	—	(6,004)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	53,480	31	—	988	1,019
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	29,350	(650)	—	1,181	531
Claymore Holdings, LLC	LLC Units	—	—	—	—	—
Allenby, LLC	LLC Units	—	—	—	—	—
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	77,370	(21,327)	—	6,969	(14,358)
NexPoint Real Estate Finance, Inc.	Common Stock	33,369	(9,198)	—	—	(9,198)
VineBrook Homes Operating Partnership, L.P.	Partnership Units	169,661	780	—	2,853	3,633
Total		$583,691	$(57,531)	$—	$12,213	$(45,318)

14. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D Preferred Stock remains outstanding as of December 31, 2023.
On July 2, 2021, the Company, together the Co-Guarantors as limited guarantors, entered into a SAFStor Recourse Guaranty I in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under the SAFStor Loan Agreement I, in an aggregate principal amount of $235.86 million, for the benefit of entities indirectly owned by SAFStor, pursuant to which the Company and the Co-Guarantors guaranteed certain obligations of SAFStor. On July 2, 2021, the Company also entered a substantively identical guaranty in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under the SAFStor Mezzanine Loan Agreement I, in the amount of $6.05 million, for the benefit of entities indirectly owned by SAFStor. On April 24, 2023, the Company joined certain separate guaranties previously made in favor of ACORE by the Co-Guarantors pursuant to the SAFStor Recourse Guaranty II in favor of ACORE in its capacity as (i) Administrative Agent for and on behalf of the Lenders under the SAFStor Loan Agreement II, for the benefit of SAFStor, and (ii) Administrative Agent for and on behalf of the Lenders under the SAFStor Mezzanine Loan Agreement II, for the benefit of entities indirectly owned by SAFStor. See Note 13 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million outstanding, as of December 31, 2023. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace’s loans with an aggregate principal amount of $142.3 million as of December 31, 2023. The obligations include a completion guarantee, which is generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of December 31, 2023, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of December 31, 2023, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore, Allenby and Haygood are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

15. Operating Leases

Lessor Accounting
The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at December 31, 2023 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2024	$9,672
2025	9,256
2026	7,931
2027	7,097
2028	5,513
Thereafter	22,718
Total	$62,187

The following table lists the tenants where the rental revenue from the tenants during the period presented represented 10% or more of total rental income in the Company’s consolidated statements of operations (in thousands):

	For the Year Ended December 31, 2023	Six Months Ended December 31, 2022
Tenant	Rental Income	Rental Income
Hudson Advisors LLC	$2,610	$1,424
16. Subsequent Events
Dividends Declared
On February 2, 2024, the Board approved a quarterly dividend of $0.15 per common share, payable on March 28, 2024 to shareholders of record on February 16, 2024. The dividend on the Company’s common shares consists of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on February 2, 2024, the Board approved a quarterly dividend of $0.34375 per Series A Preferred Share, payable on April 1, 2024 to shareholders of record on March 25, 2024.
Issuance of Common Shares to Adviser
On January 12, 2024, the Company issued 169,920.62 common shares to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement.
Redemption of Series A Preferred Stock in NexAnnuity Holdings, Inc.

On January 12, 2024, NHI, in its sole discretion redeemed 1,700 shares of Class A Preferred Stock in NHI held by one of the Company's wholly owned TRSs for $1.7 million.

Cityplace Debt Extension
On March 8, 2024, the lender agreed to defer the maturity of the Cityplace debt by twelve months to March 8, 2025. The terms of this extension require a 0.25% extension fee, with the loan continuing to amortize during the extension period, as well as a waiver to purchase an interest rate cap.
NSP BS Guaranties Extension
On March 8, 2024, the BS Lender agreed to extend the maturity date to March 22, 2024, which will allow NSP to use February 2024 financials to calculate the Debt Yield (as defined in the BS Loan Agreement), which is part of the process for obtaining a longer extension.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
Extension of Cityplace Debt
On March 8, 2024, the Company entered into that certain Limited Consent and Thirteenth Omnibus Amendment Agreement (the “Thirteenth Omnibus Amendment”) by and among CP Tower Owner, LLC, CP Land Owner, LLC, CP Equity Owner, LLC and CP Equity Land Owner, LLC, as borrowers, the Company and NexPoint Real Estate Partners,

LLC, as guarantors, Delphi CRE Funding LLC, ACORE Credit IV CLO Issuer 2018-1, LLC and ACORE Capital Mortgage, LP, as lenders, and Acore Capital Mortgage, LP, as administrative agent, amending that certain Loan Agreement, originally dated August 15, 2018, as subsequently amended. Pursuant to the Thirteenth Omnibus Amendment, the parties agreed to defer the maturity of the Cityplace debt by one year to March 8, 2025 and to waive the requirement that the borrowers obtain an interest rate cap agreement and the debt yield requirements as of March 8, 2024. The Thirteenth Omnibus Amendment required payment of a $357,776 extension fee, with the loan continuing to amortize during the extension period. In addition, the Thirteenth Omnibus Amendment included a general release by the Company and NexPoint Real Estate Partners, LLC, as guarantors, of the lenders and the administrative agent for claims relating to the loan agreement, as amended, through March 8, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accounting Fees and Services
The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV
Item 15. Exhibit and Financial Statement Schedules
a.The following documents are filed as part of this Report:

1.Financial Statements. See Index to Consolidated Financial Statements and Schedules of NexPoint Diversified Real Estate Trust on page 76 of this Annual Report.

2.Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of NexPoint Diversified Real Estate Trust on page 76 of this Annual Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

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

3.3	Bylaws of NexPoint Diversified Real Estate Trust, dated July 1, 2022 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

4.1	Statement of Preferences of 5.50% Series A Cumulative Preferred Shares (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

4.2
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.1
Advisory Agreement, dated July 1, 2022, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.2
First Amendment to Advisory Agreement, dated October 25, 2022, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.3
Second Amendment to Advisory Agreement of NexPoint Diversified Real Estate Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2023).

10.4
Limited Partnership Agreement of NexPoint Diversified Real Estate Trust Operating Partnership, L.P., dated July 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

10.5†	NexPoint Diversified Real Estate Trust 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023).

10.6†	Form of Restricted Shares Units Agreement (Trustee) (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.7†	Form of Restricted Shares Units Agreement (Key Employee) (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.8*†	Form of Restricted Shares Units Agreement (Trustee).

10.9*†	Form of Restricted Shares Units Agreement (Key Employee).

10.10
Guaranty Agreement (Carry Obligations), dated September 14, 2022, by the Company for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.11
Guaranty Agreement (Recourse Obligations), dated September 14, 2022, by the Company for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.12
Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 to NexPoint Real Estate Finance, Inc.'s Current Report on Form 8-K filed with the SEC on September 9, 2021).

10.13
First Amendment to Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated November 2, 2023 (incorporated by reference to Exhibit 10.1 to NexPoint Real Estate Finance, Inc.’s Current Report on Form 8-K filed with the SEC on November 2, 2023).

10.14
Third Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, Inc., dated as of August 3, 2023 (incorporated by reference to Exhibit 10.4 to VineBrook Homes Trust, Inc.'s Current Report on Form 8-K, filed with the SEC on August 4, 2023).

10.15
Form of 7.50% Convertible Notes of NexPoint SFR Operating Partnership, L.P., due June 30, 2027 (incorporated by reference to Exhibit 10.4 to VineBrook Homes Trust, Inc.'s Current Report on 8-K, filed with the SEC on June 14, 2022).

10.16
Loan Agreement, dated as of August 15, 2018, by and among CP Tower Owner, LLC and CP Land Owner, LLC, as Borrower, Delphi CRE Funding LLC, AC IV CA Mortgage LLC and the other lenders from time to time party thereto, as Lenders, and Acore Capital Mortgage, LP, as Administrative Agent for the Lenders, as amended through February 8, 2023 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.17
Guaranty of Recourse Obligations, dated August 15, 2018, by the Company and HCRE Partners, LLC, to or for the benefit of Acore Capital Mortgage, LP (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.18
Completion Guaranty, dated August 15, 2018, by the Company and HCRE Partners, LLC, to or for the benefit of Acore Capital Mortgage, LP (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.19
Guaranty of Required Equity, Required Pay Down and Master Lease, dated August 15, 2018, by the Company and HCRE Partners, LLC to or for the benefit of Acore Capital Mortgage, LP (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.20
Joinder Agreement of New Indemnitor, dated as of March 8, 2022, made by the Company and NexPoint Real Estate Advisors, L.P. in favor of Acore Capital Mortgage, LP (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.21
Omnibus Amendment Agreement, dated as of March 8, 2022, made and entered into by the Company, NexPoint Hospitality Trust and NexPoint Real Estate Advisors, L.P., as Guarantors, the Borrowers party thereto and Acore Capital Mortgage, LP (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.22
Amended and Restated Sponsor Guaranty Agreement, dated December 8, 2022, by the Company, NREF OP IV REIT Sub, LLC, Highland Income Fund, NexPoint Real Estate Strategies Fund, and NexPoint Storage Partners, Inc., in favor of Extra Space Storage, LP (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.23
Contribution Agreement, dated December 8, 2022, by and among NexPoint Storage Partners Operating Company, LLC, NFRO REIT Sub II, LLC, GAF REIT, LLC, GAF REIT SUB II, LLC, and NexPoint Real Estate Opportunities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.24*
Second Amended and Restated Limited Liability Company Agreement of NexPoint Storage Partners Operating Company, LLC, dated December 8, 2022, as amended by that Amendment No. 1, dated March 20, 2023, Amendment No. 2, dated December 8, 2023 and Amendment No. 3, dated January 22, 2024.

10.25	Form of Notes of NHT Operating Partnership LLC, due between 2039 and 2042 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.26
Form of 2.25% Notes of NHT Operating Partnership LLC, due between 2040 and 2042 (CDOR) (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.27
Loan Agreement, dated May 22, 2023, by and between NexPoint Diversified Real Estate Trust Operating Partnership, L.P., NexPoint Real Estate Capital, LLC, NexPoint Real Estate Opportunities, LLC and NexBank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

10.28
Guaranty Agreement, dated May 22, 2023, by the Company for the benefit of NexBank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

10.29
Contribution and Assignment Agreement, dated September 1, 2023, by and between NHF TRS, LLC, NexAnnuity Holdings, Inc., NexLS Holdco, LLC and Specialty Financial Products Designated Activity Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.30
Second Amended and Restated Certificate of Incorporation of NexAnnuity Holdings, Inc., dated August 29, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.31
Second Amended and Restated Limited Partnership Agreement of NexPoint SFR Operating Partnership, L.P. dated June 30, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

10.32
Limited Consent and Twelfth Omnibus Amendment, dated September 8, 2023, by and among CP Tower Owner, LLC, CP Land Owner, LLC, CP Equity Owner, LLC, CP Equity Land Owner, LLC, the Company, NexPoint Real Estate Partners, LLC, Delphi CRE Funding LLC, ACORE Credit IV CLO Issuer 2018-1, LLC and ACORE Capital Mortgage, LP (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023).

10.33
Separation Agreement, dated November 9, 2023, by and among NexPoint Advisors, L.P., NXRT, NexPoint Real Estate Advisors, L.P., NREF, NexPoint Real Estate Advisors VII, L.P., the Company, the Adviser, VineBrook, and NexPoint Real Estate Advisors V, L.P (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023).

10.34*	Management Agreement, dated June 1, 2013, by and between Freedom LHV LLC and NexBank Realty Advisors.

10.35*	First Amendment to Management Agreement, dated August 20, 2014, by and between Freedom LHV LLC and NexBank Realty Advisors.

10.36*	Assignment and Assumption of Property Management Agreement, effective as of January 1, 2020, by and among NexBank Securities, Inc. and NexVest Realty Advisors, LLC

10.37*	Management Agreement, dated January 1, 2014, by and between Freedom Lubbock, LLC and NexBank Realty Advisors.

10.38*	First Amendment to Property Management Agreement, dated January 1, 2023, by and between Freedom Lubbock, LLC and NexVest Realty Advisors, LLC.

10.39*	Assignment and Assumption of Property Management Agreement, effective as of January 1, 2020, by and among NexBank Securities Inc. and NexVest Realty Advisors, LLC.

10.40*	Property Management Agreement, effective as of August 15, 2018, by and between CP Tower Owner, LLC and NexBank Securities, Inc.

10.41*	Assignment and Assumption Agreement, effective as of January 1, 2020, by and among NexBank Securities, Inc. and NexVest Realty Advisors, LLC.

10.42*
Omnibus Amendment to Loan Documents, dated November 17, 2023, by and among NexPoint Diversified Real Estate Operating Partnership, L.P., NexPoint Real Estate Capital, LLC and NexPoint Real Estate Opportunities, LLC.

10.43*
Guaranty of Recourse Obligations, dated July 2, 2021, by NexPoint Strategic Opportunities Fund, Highland Opportunities and Income Fund and Highland Global Allocation Fund, for the benefit of ACORE Capital Mortgage, L.P.

10.44*	Guaranty of Recourse Obligations, dated July 2, 2021, by Highland Opportunities and Income Fund and Highland Global Allocation Fund, for the benefit of ACORE Capital Mortgage, L.P.

10.45*
Mezzanine Guaranty of Recourse Obligations, dated July 2, 2021, by NexPoint Strategic Opportunities Fund, Highland Opportunities and Income Fund and Highland Global Allocation Fund, for the benefit of ACORE Capital Mortgage, L.P.

10.46*	Mezzanine Guaranty of Recourse Obligations, dated July 2, 2021, Highland Opportunities and Income Fund and Highland Global Allocation Fund, for the benefit of ACORE Capital Mortgage, L.P.

10.47*
Omnibus Amendment to and Reaffirmation of Loan Documents, dated April 24, 2023, by and among the Borrowers from time to time party thereto, the Lenders from time to time party thereto, NexPoint Diversified Real Estate Trust, Highland Opportunities and Income Fund, Highland Global Allocation Fund and ACORE Capital Mortgage, L.P.

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

23.2*	Consent of Cohen & Company, Ltd.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
March 13, 2024                      Jim Dondero
                              President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Trustee	March 13, 2024
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer, Executive VP-Finance, Treasurer, Assistant Secretary and Trustee	March 13, 2024
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ed Constantino	Trustee	March 13, 2024
Ed Constantino

/s/ Scott Kavanaugh	Trustee	March 13, 2024
Scott Kavanaugh

/s/ Arthur Laffer	Trustee	March 13, 2024
Arthur Laffer

/s/ Carol Swain	Trustee	March 13, 2024
Carol Swain

/s/ Catherine Wood	Trustee	March 13, 2024
Catherine Wood