Form 10-Q
period 2024-03-31
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2024-05-10
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2024, the registrant had 39,650,817 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-Q
Quarter Ended March 31, 2024
i

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our liquidity and capital resources, our performance and results of operations contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” "plan," "potential," “estimate,” “project,” "target," “should,” “will,” “would,” “result,” "goal," "could," "future," "continue," "if," the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•Unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including inflation, rising or high interest rates, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for shareholders;

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

•Risks associated with our investment in diverse issuers, industries and investment forms and classes, both in real estate and in non-real estate sectors, including common equity, preferred equity, options or other derivatives, short sale contracts, secured loans of securities, reverse repurchase agreements, structured finance securities, below investment grade senior loans, bonds, convertible instruments, joint ventures, and emerging markets;

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

•If we fail to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes, cash available for distributions to be paid to our shareholders could decrease materially, which would limit our ability to make distributions to our shareholders; and

•Any other risks included under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024.

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
iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS
Consolidated Real Estate Investments
Land	$47,708	$47,708
Buildings and improvements	206,546	206,213
Intangible lease assets	10,979	10,979
Construction in progress	19,993	19,177
Furniture, fixtures, and equipment	362	362
Total Gross Consolidated Real Estate Investments	285,588	284,439
Accumulated depreciation and amortization	(23,172)	(20,525)
Total Net Consolidated Real Estate Investments	262,416	263,914
Investments, at fair value ($519,108 and $533,065 with related parties, respectively)	669,535	691,238
Equity method investments ($7,002 and $7,079 with related parties, respectively)	63,531	66,263
Cash and cash equivalents	20,173	20,608
Restricted cash	33,516	32,561
Accounts receivable, net	1,796	4,347
Prepaid and other assets	12,594	10,431
Accrued interest and dividends	8,084	6,078
Deferred tax asset, net	2,905	2,896
TOTAL ASSETS	$1,074,550	$1,098,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$141,379	$142,186
Notes payable, net ($20,000 and $20,000 with related party, respectively)	52,291	52,919
Prime brokerage borrowing	1,441	1,782
Accounts payable and other accrued liabilities	7,090	8,633
Income tax payable	1,527	356
Accrued real estate taxes payable	1,018	231
Accrued interest payable	1,374	1,398
Security deposit liability	415	422
Prepaid rents	718	768
Intangible lease liabilities, net	4,274	4,567
Total Liabilities	$211,527	$213,262

Shareholders' Equity:

	March 31, 2024 (Unaudited)	December 31, 2023
Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 39,301,419 and 38,389,600 shares issued and outstanding, respectively	39	38
Additional paid-in capital	1,018,136	1,011,613
Accumulated earnings (loss)	(155,155)	(126,580)
Total Shareholders' Equity	863,023	885,074
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,074,550	$1,098,336

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$4,047	$4,720
Interest income ($482 and $625 with related parties, respectively)	1,682	2,018
Dividend income ($6,905 and $6,426 with related parties, respectively)	7,049	8,119
Other income	27	9
Total revenues	12,805	14,866
Expenses
Property operating expenses	1,577	1,506
Property management fees	176	171
Real estate taxes and insurance	1,239	1,357
Advisory and administrative fees	3,246	3,578
Property general and administrative expenses	667	743
Corporate general and administrative expenses	2,835	1,496
Conversion expenses	—	163
Depreciation and amortization	2,796	3,524
Total expenses	12,536	12,538
Operating income (loss)	269	2,328
Interest expense	(4,531)	(3,462)
Equity in income (losses) of unconsolidated equity method ventures ($214 and $213 with related parties, respectively)	(1,154)	(76)
Change in unrealized gains (losses) ($(15,676) and $(16,008) with related parties, respectively)	6,290	(18,640)
Realized gains (losses)	(21,872)	1,135
Net income (loss) before income taxes	(20,998)	(18,715)
Income tax expense	(550)	(806)
Net income (loss)	(21,548)	(19,521)
Net (income) loss attributable to preferred shareholders	(1,155)	(1,155)
Net income (loss) attributable to common shareholders	$(22,703)	$(20,676)

Weighted average common shares outstanding - basic	38,572	37,172
Weighted average common shares outstanding - diluted	38,572	37,172

Earnings (loss) per share - basic	$(0.59)	$(0.56)
Earnings (loss) per share - diluted	$(0.59)	$(0.56)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Three Months Ended March 31, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$885,074
Stock-based compensation expense	—	—	—	—	547	—	547
Shares issued to Adviser for admin and advisory fees	—	—	169,921	—	1,351	—	1,351
Net loss attributable to common shareholders	—	—	—	—	—	(22,703)	(22,703)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	1,155
Common share dividends declared ($0.15 per share)	—	—	741,898	1	4,625	(5,872)	(1,246)
Preferred share dividends declared ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)
Balances, March 31, 2024	3,359,593	$3	39,301,419	$39	$1,018,136	$(155,155)	$863,023

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
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(21,548)	$(19,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,796	3,524
Amortization of intangible lease assets and liabilities	(257)	(371)
Amortization of deferred financing costs	271	474
Paid-in-kind interest ($(1,296) and $0 with related parties, respectively)	(2,356)	(1,008)
Proceeds from paid-in-kind interest on paydowns or sales from investments	2,271	—
Realized (gain) loss	21,872	(1,135)
Net change in unrealized (gain) loss on investments held at fair value ($15,676 and $16,009 with related parties, respectively)	(6,290)	18,640
Equity in (income) losses of unconsolidated ventures ($(214) and $213 with related parties, respectively)	1,154	76
Distributions of earnings from unconsolidated ventures ($292 and $195 with related parties, respectively)	1,578	727
Stock-based compensation expense	547	—
Cash paid for life settlement premiums	—	(1,266)
Equity security dividends reinvested ($(2,082) and $0 with related parties, respectively)	(2,154)	—
Deferred tax benefit	(9)	(116)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	1,171	921
Real estate taxes payable	787	877
Operating assets	(1,920)	476
Operating liabilities	(468)	(1,793)
Net cash provided by (used in) operating activities	(2,555)	505

Cash flows from investing activities
Proceeds from asset redemptions ($1,700 and $0 with related parties, respectively)	1,700	—
Distributions from CLO investments	1,267	—
Proceeds from sale of investments	2,437	14,549
Proceeds from paydowns of investments	3,252	—
Purchases of investments ($(42) and $0 with related parties, respectively)	(42)	(1,464)
Additions to consolidated real estate investments	(1,178)	(4,851)
Net cash provided by investing activities	7,436	8,234

Cash flows from financing activities
Mortgage payments	(592)	(591)
Prime brokerage borrowing	88	6,397
Credit facilities payments	(750)	(2,999)
Prime brokerage payments	(429)	(8,285)
Deferred financing costs paid	(365)	(379)
Dividends paid to preferred shareholders	(1,155)	(1,155)
Dividends paid to common shareholders	(1,158)	(5,575)
Net cash used in financing activities	(4,361)	(12,587)

Net increase (decrease) in cash, cash equivalents and restricted cash	520	(3,848)
Cash, cash equivalents and restricted cash, beginning of period	53,169	48,649
Cash, cash equivalents and restricted cash, end of period	$53,689	$44,801

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,555	$2,504
Income tax paid	$—	$1,501
Supplemental Disclosure of Noncash Activities
Change in capitalized construction costs included in accounts payable and other accrued liabilities	$(29)	$322
Change in capitalized investment costs included in accounts payable and other accrued liabilities	$121	$—
Non-cash dividend payment	$4,626	$—
Non-cash advisory fee payment	$1,351	$—
Increase in dividends payable upon vesting of restricted stock units	$89	$—
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of March 31, 2024, there were 2,000 partnership units of the OP (the “OP Units”) outstanding, of which 100.0% were owned by the Company.
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
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022 and April 11, 2023, (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of March 31, 2024. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
2. Summary of Significant Accounting Policies
Basis of Accounting
Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K ("2023 Annual Report"), filed with the SEC and also available on our website (nxdt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2023 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.
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
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2024, the Company believes it is in compliance with all applicable REIT requirements.

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. Our consolidated net loss before income taxes was $21.0 million and $18.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s consolidated balance sheet as of March 31, 2024 consists of a $4.5 million net deferred tax asset at NHF TRS, LLC and a $1.6 million net deferred tax liability at NREO TRS, Inc. for a consolidated net Deferred Tax asset of $2.9 million. The Company's consolidated balance sheet as of December 31, 2023 consisted of a $4.5 million net deferred tax asset at NHF TRS, LLC and a $1.6 million net deferred tax liability at NREO TRS, Inc. for a consolidated net Deferred Tax asset of $2.9 million.

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three months ended March 31, 2024 and 2023 were (2.62)% and (4.31)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
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
The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2024 and 2023. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its consolidated statement of operations and comprehensive income (loss). The Company has not recorded any uncertain tax positions for the three months ended March 31, 2024 and 2023.
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows (in thousands):

	For the Period Ended March 31,
	2024		2023
Expected tax at statutory rate	$(4,410)	21.0%	$(3,930)	21.0%
Non-taxable REIT income	4,969	-23.7%	4,852	-25.9%
Change in valuation allowance	(9)	—%	(116)	0.6%
Total provision	$550	-2.6%	$806	-4.3%

3. Investments in Real Estate Subsidiaries
The Company conducts its operations through the OP, which owns several real estate properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any variable interest entities ("VIEs") where it is the primary beneficiary. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.
As of March 31, 2024 and 2023, the Company, through the OP, owned four properties through SPEs. The following table represents the Company’s ownership in each property by virtue of its 100% ownership of the SPEs that directly own the title to each property as of March 31, 2024 and 2023:

				Effective Ownership Percentage at
Property Name		Location	Year Acquired	March 31, 2024	March 31, 2023
White Rock Center		Dallas, Texas	2013	100%	100%
5916 W Loop 289		Lubbock, Texas	2013	100%	100%
Cityplace Tower		Dallas, Texas	2018	100%	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022	100%	100%

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
4. Consolidated Real Estate Investments
As of March 31, 2024, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the consolidated balance sheet, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,408	$1,921	$(101)	$—	$5	$13,548
5916 W Loop 289	1,081	2,938	—	—	—	—	4,019
Cityplace Tower	18,812	193,200	9,058	(6,669)	19,993	357	234,751
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	26,500
	47,708	206,546	10,979	(6,770)	19,993	362	278,818
Accumulated depreciation and amortization	—	(15,805)	(7,117)	2,496	—	(250)	(20,676)
Total Operating Properties	$47,708	$190,741	$3,862	$(4,274)	$19,993	$112	$258,142

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
Depreciation expense was $2.3 million for the three months ended March 31, 2024 and $2.1 million for the three months ended March 31, 2023. Amortization expense related to the Company’s intangible lease assets was $0.3 million for the three months ended March 31, 2024 and $1.3 million for the three months ended March 31, 2023. Amortization expense related to the Company's intangible lease liabilities was $0.3 million for the three months ended March 31, 2024 and $0.4 million for the three months ended March 31, 2023. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.3 million for the three months ended March 31, 2024 and $0.4 million for the three months ended March 31, 2023.
Acquisitions
There were no acquisitions by the Company for the three months ended March 31, 2024 and 2023.
5. Debt
Cityplace Debt
The Company has debt on the Cityplace Tower pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. The debt had an original maturity of September 8, 2022, and the Company deferred the maturity date with the lender to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics were met. On May 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by four months to September 8, 2023. Also on May 8, 2023, the parties to the Loan Agreement agreed to convert the index upon which the interest rate is based to the one-month secured overnight financing rate ("SOFR") effective as of the first interest period beginning on or after May 8, 2023. On September 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by six months to March 8, 2024. On March 8, 2024, the lender agreed to defer the maturity of the Cityplace debt by twelve months to March 7, 2025. The debt restructuring per the terms of the Thirteenth Omnibus Amendment Agreement was considered a debt modification. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $141.7 million principal balance outstanding as of March 31, 2024, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. The below table contains summary information related to the mortgages payable (dollars in thousands):

	Outstanding principal as of March 31, 2024	Interest Rate	Maturity Date
Note A-1	$100,695	7.68%	3/7/2025
Note A-2	22,027	11.68%	3/7/2025
Note B-1	12,676	7.68%	3/7/2025
Note B-2	3,147	11.68%	3/7/2025
Mezzanine Note 1	2,773	11.68%	3/7/2025
Mezzanine Note 2	396	11.68%	3/7/2025
Mortgages payable	141,714
Deferred financing costs, net	(335)
Mortgages payable, net	$141,379
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 8.48% as of March 31, 2024 and 8.53% as of December 31, 2023. The one-month SOFR was 5.33% as of March 31, 2024 and 5.35% as of December 31, 2023.
The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2024, the Company believes it is in compliance with all such covenants.
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
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and amended the credit limit to $20.0 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. During the three months ended March 31, 2024, the Company paid down $0.75 million on the Credit Facility. As of March 31, 2024, the Credit Facility had an outstanding balance of $19.25 million and bore interest at the one-month SOFR plus 4.25%. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million. As of March 31, 2024, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2024, with the option to extend the maturity up to two times, each by six months. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. As of March 31, 2024, the NexBank Revolver had an outstanding balance of $20.0 million.
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
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of March 31, 2024, the Company had a margin balance of approximately $1.4 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $9.3 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2024 are as follows (in thousands):

	Mortgages Payable	Credit Facilities	Notes Payable	Prime Brokerage Borrowing	Total
2024	$—	$28,250	$—	$—	$28,250
2025	141,714	11,000	13,250	—	165,964
2026	—	—	—	—	—
2027	—	—	—	—	—
2028	—	—	—	—	—
Thereafter	—	—	—	1,441	1,441
Total	$141,714	$39,250	$13,250	$1,441	$195,655

Management believes that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.

6. Variable Interest Entities
As of March 31, 2024 and 2023, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

Entities	Instrument	Asset Type	Percentage Ownership as of March 31, 2024		Percentage Ownership as of March 31, 2023	Relationship as of March 31, 2024	Relationship as of March 31, 2023
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%		53.0%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.9%		29.7%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		16.4%	VIE	VIE
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		20.0%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%		16.1%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.3%		11.5%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	31.2%		30.8%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science	1.3%		1.1%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	100.0%	(1)	N/A	VIE	N/A
(1) The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc. ("NHI"), but it does not own any of the outstanding common stock of NHI.
Consolidated VIEs
The Company did not have any consolidated VIEs as of and for the three months ended March 31, 2024 and 2023.

7. Equity Method Investments
Below is a summary of the Company’s equity method investments as of March 31, 2024 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$11,034		$(9,590)	$20,624	$(58)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	20,600		16,290	4,310	(1,203)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,002		7,110	(108)	161
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,583		10,488	2,095	353
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Haygood, LLC	LLC interest	N/A	31.0%	(8)	—	(6)	—	—	—
					$63,531		$36,610	$26,921	$(747)

Below is a summary of the Company's investments as of March 31, 2024 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "investments, at fair value" on the consolidated balance sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(7)	$69,920	(6)
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.1%	(7)	30,156	(6)
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.3%	(7)	145,433	(6)
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%	(3)	69,494	(6)
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.9%		37,869	(6)
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	31.2%		47,676	(6)
NexPoint Hospitality Trust	Common stock	Hospitality	46.2%		2,782	(6)
LLV Holdco, LLC	LLC interest	Land	26.8%		2,593	(6)
					$405,923
Below is a summary of the Company’s equity method investments as of December 31, 2023 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$11,458		$(9,590)	$21,048	$—
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	23,158		17,581	5,577	(426)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,079		7,241	(162)	555
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,256		10,488	1,768	1,441
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Haygood, LLC	LLC interest	N/A	31.0%	(8)	—	(6)	—	—	—
					$66,263		$38,032	$28,231	$1,570
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

Significant Equity Method Investments
The table below presents the unaudited summary balance sheets for the Company’s significant equity method investments as of December 31, 2023 (dollars in thousands). The Company reports these unaudited summary balance sheets on a quarter lag. For purposes of equity method investments, significance is determined in accordance with Rule 3-09 of Regulation S-X. NexPoint Real Estate Finance, Inc. ("NREF") and VineBrook Homes Trust, Inc. ("VineBrook") do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities. As such, only the financial information for NREF and VineBrook are presented below.

	NREF	VineBrook

ASSETS
Investments	$6,873,666	$2,500
Real estate assets	126,551	3,211,897
Cash and cash equivalents	13,824	27,917
Other assets	4,312	211,026
TOTAL ASSETS	$7,018,353	$3,453,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Debt	$1,172,555	$2,433,674
Other liabilities	5,400,291	144,707
Total Liabilities	6,572,846	2,578,381

Redeemable noncontrolling interests in the operating company	98,070	478,746
Noncontrolling interests in consolidated VIEs	—	11,742
Total Shareholders' Equity	347,437	384,471
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,018,353	$3,453,340
The table below presents the unaudited summary statement of operations for the year ended December 31, 2023, for the Company’s significant equity method investments (dollars in thousands).

	NREF	VineBrook

Revenues
Rental income	$4,962	$345,778
Net interest income	16,798	—
Other income	182	5,330
Total revenues	21,942	351,108

Expenses
Total expenses	23,350	502,850

Gain (loss) on sales and impairment of real estate	—	(72,539)
Other income (expense)	20,148	(55,866)
Unrealized gain (loss) on derivatives	—	(15,050)
Total comprehensive income (loss)	$18,740	$(295,197)

The table below presents the unaudited summary balance sheets for the Company’s significant equity method investments as of March 31, 2023 (dollars in thousands). In the prior year, the Company did not present these financials on a quarter lag. This comparison will not be on a quarter lag basis as we are utilizing the previously filed financial information for consistency purposes. NREF, NSP and VineBrook do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities. As such, only the financial information for NREF, NSP and VineBrook are presented below.

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

8. Fair Value of Financial Instruments
The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of March 31, 2024 (in thousands):

		Fair Value
	Cost Basis	Level 1	Level 2	Level 3	Total
Assets
Bond	$17	$—	$41	$—	$41
CLO	187	—	—	—	—
Common stock	312,062	39,875	—	174,386	214,261
Convertible notes	46,385	—	—	41,441	41,441
LLC interest	66,825	—	—	40,462	40,462
LP interest	328,636	—	69,920	193,109	263,029
Preferred Shares	65,864	—	—	65,864	65,864
Rights and warrants	1,784	—	1,788	—	1,788
Senior loan	42,292	—	50	42,599	42,649
	$864,052	$39,875	$71,799	$557,861	$669,535

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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the three months ended March 31, 2024 (in thousands):

	December 31, 2023	Contributions/ Purchases	Paid in- kind dividends	Transfer Into Level 3	Redemptions/ conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	March 31, 2024
CLO	$1,215	$—	$—	$—	$—	$(1,266)	$(22,735)	$22,786	$—
Common stock	176,256	120	—	—	—	—	—	(1,990)	174,386
Convertible notes	42,251	—	—	—	—	—	—	(810)	41,441
LLC interest	39,399	—	—	—	—	—	—	1,063	40,462
LP interest	195,898	2,082	—	—	—	—	—	(4,871)	193,109
Preferred Shares	66,268	—	1,296	—	(1,700)	—	—	—	65,864
Senior loan	46,353	—	1,066	—	(5,522)	—	574	128	42,599
Total	$567,640	$2,202	$2,362	$—	$(7,222)	$(1,266)	$(22,161)	$16,306	$557,861
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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of March 31, 2024.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	$174,386
	Discounted Cash Flow	Discount Rate	7.50%	—	14.10%	(9.32)%
		Market Rent (per sqft)	$12.00	—	$41.50	$(26.75)
		RevPAR	$73.00	—	$145.00	$(100.13)
		Capitalization Rates	5.25%	—	9.50%	(7.60)%
	NAV Approach	Discount Rate		10.00%
	Multiples Analysis	Multiple of EBITDA	3.00x	—	4.00x	(3.50)x
		Multiple of NAV	1.00x	—	1.20x	(1.10)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$841.00
		N/A	$25.31	—	$28.00	$(26.66)
		Discount to NAV	(25.00)%	—	(10.00)%	(17.50)%
		Offer Price per Share		$1.10

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08%	—	10.25%	(8.17)%	41,441
	Option Pricing Model	Volatility	55.00%	—	65.00%	(60.00)%

LLC Interest	Discounted Cash Flow	Discount Rate	7.75%	—	30.50%	14.19%	40,462
		Market Rent (per sqft)	$12.00	—	$41.50	$(26.75)
		Capitalization Rate		5.25%

LP Interest	Market Approach	Capitalization Rate	3.70%	—	6.60%	5.24%	193,109
		Discount to NAV		(10.05)%
	Recent Transaction	Price per Share		$21.46

Preferred Shares	Recent Transaction	Price per Share		$1,000			65,864

Senior Loan	Discounted Cash Flow	Discount Rate	12.30%	—	20.00%	(16.15)%	42,599

Total							$557,861

The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of December 31, 2023.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
CLO	Discounted Net Asset Value	Discount		N/A			$1,215

Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	176,256
	Discounted Cash Flow	Discount Rate	7.5%	—	13.90%	(9.18)%
		Market Rent (per sqft)	$11.50	—	$41.00	$(26.25)
		RevPAR	$75.00	—	$145.00	$(102.00)
		Capitalization Rates	5.25%	—	9.5%	(7.58)%
	NAV Approach	Discount Rate		10.00%
	Multiples Analysis	Multiple of EBITDA	3.00x	—	4.00x	(3.50)x
		Multiple of NAV	1.00x	—	1.25x	(1.13)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$841.00
		N/A	$25.31	—	$28.00	$(26.66)
		Discount to NAV	(25.00)%	—	(10.00)%	(17.50)%
		Offer Price per Share		$1.10

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08%	—	10.25%	(8.17)%	42,251
	Option Pricing Model	Volatilty	55.00%	—	65.00%	(60.00)%

LLC Interest	Discounted Cash Flow	Discount Rate	7.50%	—	30.50%	14%	39,399
		Market Rent (per sqft)	$11.5	—	$41	$(26.25)
		Capitalization Rate		5.25%

LP Interest	Direct Capitalization Approach	Capitalization Rate	4.00%	—	6.80%	5.51%	195,898
		Discount to NAV	(12.5)%	—	(2.5)%	(-7.5%)

	Discounted Cash Flow	Discount Rate	18.00%	—	28.00%	(22.80)%
	Market Approach	Capitalization Rate	5.00%	—	5.50%	(5.22)%
	Recent Transaction	Price per Share		$21.59

Preferred Shares	Recent Transaction	Price per Share		$1,000			66,268

Senior Loan	Discounted Cash Flow	Discount Rate	12.30%	—	20.00%	(16.15)%	46,353

Total	$567,640
9. Life Settlement Portfolio
Prior to September 1, 2023, the Company, through one of its TRSs, owned 100% of the outstanding equity and debt of Specialty Financial Products, Ltd. ("SFP"), an Ireland domiciled private company with limited liability and a Designated Activity Company. At the proposal of NexAnnuity Asset Management, L.P. ("NexAnnuity"), an affiliate of the Adviser, SFP was formed for the purpose of entering into acquisitions of U.S. life settlement policies approved by NexAnnuity and funded by the issuance of debt securities, or the Structured Note purchased by the Company. SFP utilizes proceeds from maturing life settlement contracts to repay the Structured Note and to further invest in life settlement contracts. Prior to September 1, 2023, as the Company owned the outstanding ordinary shares of and Structured Note issued by SFP, the Company consolidated SFP in its entirety. On September 1, 2023, the Company, through one of its TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to NHI and its wholly owned subsidiaries, which are related parties. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI. As a result, the Company now holds none of the outstanding equity and debt of SFP, and SFP no longer meets the requirements for consolidation under ASC 810 – Consolidation. The Company will have no continuing involvement with SFP. As such, SFP has been deconsolidated herein as of September 1, 2023. The Class A Preferred Stock in NHI is accounted for as an investment in an equity security. However, management has elected to account for the investment using the fair value option and presented it within Investments, at fair value. The fair value of the Class A Preferred Stock is its original issue price of $1,000 per share due to the recent nature of the transaction. Dividends on the Class A Preferred Stock are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 at an annual rate of 8.0% for years one through seven, 9.5% for years eight through ten, 11.0% for years eleven through thirteen, and 12.0% for years fourteen through sixteen and thereafter.
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
10. Shareholders’ Equity
Common Shares
As of March 31, 2024, the Company had 39,301,419 common shares, par value $0.001 per share, issued and outstanding. 911,819 shares of which were issued during the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company paid a distribution of $0.15 per share on its common shares on March 28, 2024 to shareholders of record on February 16, 2024. The dividend paid on March 28, 2024 consisted of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) comprising 20% of the dividend, with the balance being paid in the Company's common shares.
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
During the three months ended March 31, 2024, the Company declared one distribution on its Series A Preferred Shares, in the amount of $0.34375 per share, which was paid to holders of Series A Preferred Shares on April 1, 2024, to shareholders of record on March 25, 2024. The Company sent funding to the transfer agent for the first quarter dividend prior to March 31, 2024, which was then paid to shareholders on April 1, 2024.
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
Restricted Share Units. Under the 2023 LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn dividends that are payable in cash on the vesting date. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur. On March 13, 2024, pursuant to the 2023 LTIP, the Company granted 58,490 restricted share units to its trustees and 975,297 restricted share units to its officers and other employees of the Adviser. The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the three months ended March 31, 2024:

	2024
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding January 1, 2024	589,906	$10.45
Granted	1,033,787	6.10
Vested	—	—
Forfeited	(4,371)	6.10
Outstanding March 31, 2024	1,619,322	$7.68
The following table contains information regarding the vesting of restricted share units under the 2023 LTIP for the next five calendar years subsequent to March 31, 2024:

	Shares Vesting
	March	April	June	Total
2024	—	172,637	6,219	178,856
2025	301,221	140,404	—	441,625
2026	242,731	135,323	—	378,054
2027	242,732	135,323	—	378,055
2028	242,732	—	—	242,732
Total	1,029,416	583,687	6,219	1,619,322
For the three months ended March 31, 2024, the Company recognized approximately $0.5 million of equity-based compensation expense related to grants of restricted share units. As of March 31, 2024, the Company had recognized a liability of approximately $0.4 million related to dividends earned on restricted share units that are payable in cash upon vesting. As of March 31, 2024, total unrecognized compensation expense on restricted share units was approximately $10.6 million, and the expense is expected to be recognized over a weighted average vesting period of 2.0 years. As of March 31, 2023, there was no compensation expense on restricted share units.
11. Earnings (Loss) Per Share
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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Three Months Ended March 31,	Three Months Ended March 31,
		2024	2023
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(22,703)	$(20,676)

Denominator for loss per share:
Weighted average common shares outstanding		38,572	37,172
Denominator for basic and diluted loss per share		38,572	37,172
Weighted average unvested restricted share units		749	—
Denominator for diluted loss per share	(1)	38,572	37,172

Loss per weighted average common share:
Basic		$(0.59)	$(0.56)
Diluted		$(0.59)	$(0.56)
(1)     For the three months ended March 31, 2024 and 2023, this excludes approximately 748,950 and 0 shares, respectively, related to assumed vesting of restricted share units as the effect would be anti-dilutive.
12. Related Party Transactions
Advisory and Administrative Fees
Pursuant to the Advisory Agreement, subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of the Company, and provides investment management services.
As of March 31, 2024 and 2023, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.
On April 11, 2023, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Fees shall be paid in cash unless the Adviser elects, in its sole discretion, to receive all or a portion of the monthly installment of the Fees in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2023 annual meeting of shareholders, the Company’s shareholders did not approve issuances in excess of the Share Cap. During the three months ended March 31, 2024, we issued 169,920.62 common shares to the Advisor in payment of the Fees in an amount of $1.35 million.
Under the Advisory Agreement, “Managed Assets” means an amount equal to the total assets of the Company, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing to purchase or develop real estate or other investments, borrowing through a credit facility, or the issuance of debt securities), (ii) the issuance of preferred shares or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the Company’s investment objectives and policies, and/or (iv) any other means. In the event the Company holds collateralized mortgage-backed securities ("CMBS") where the Company holds the controlling tranche of the securitization and is required to consolidate under U.S. generally accepted accounting principles ("GAAP") all assets and liabilities of a specific CMBS trust, the consolidated assets and liabilities of the consolidated trust will be netted to calculate the allowable amount to be included as Managed Assets. In addition, in the event the Company consolidates another entity it does not wholly own as a result of owning a controlling interest in such entity or otherwise, Managed Assets will be calculated without giving effect to such consolidation and instead such entity’s assets, leverage, expenses, liabilities and obligations will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of Managed Assets. The Adviser computes Managed Assets as of the end of each fiscal quarter and then computes each installment of the Fees as promptly as possible after the end of the month with respect to which such installment is payable.
Reimbursement of Expenses; Expense Cap
We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed the Expense Cap of 1.5% of Managed Assets, calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order. This limitation ended on June 30, 2023 and did not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses are considered permanently waived and became non-recoupable.
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
For the three months ended March 31, 2024 and 2023, the Company incurred Administrative Fees and Advisory Fees of $3.2 million and $3.6 million, respectively.
Revolving Credit Facility
On May 22, 2023, the Company entered into the NexBank Revolver pursuant to which the Company in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50% and matures on May 21, 2024. The Company drew the $20.0 million on May 22, 2023. As of March 31, 2024, the NexBank Revolver had an outstanding balance of $20.0 million.
Guaranties of NexPoint Storage Partners, Inc. Debt
On July 2, 2021, the Company, together with Highland Opportunities and Income Fund (“HFRO”) and Highland Global Allocation Fund (collectively, the “Co-Guarantors”) as limited guarantors, entered into a Guaranty of Recourse Obligations (“SAFStor Recourse Guaranty I”) in favor of ACORE Capital Mortgage, LP (“ACORE”) in its capacity as Administrative Agent for and on behalf of the Lenders under a Loan Agreement ("SAFStor Loan Agreement I"), in an aggregate principal amount of $235.86 million, for the benefit of entities indirectly owned by SAFStor NREA JV – I, LLC (“SAFStor – I”), SAFStor NREA JV – III, LLC (“SAFStor – III”), SAFStor NREA JV – IV, LLC (“SAFStor – IV”), SAFStor NREA JV – V, LLC (“SAFStor – V”), SAFStor NREA JV – VI, LLC (“SAFStor – VI”), SAFStor NREA JV – VII, LLC (“SAFStor – VII”), and SAFStor NREA JV – VIII, LLC (“SAFStor – VIII”) (collectively, “SAFStor”), pursuant to which the Company and the Co-Guarantors guaranteed certain obligations of SAFStor. On July 2, 2021, the Company also entered a substantively identical guaranty in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement ("SAFStor Mezzanine Loan Agreement I"), in the amount of $6.05 million, for the benefit of entities indirectly owned by SAFStor. On December 8, 2022, NSP completed a transaction that resulted in it acquiring 100% of the equity interest in SAFStor. On April 24, 2023, the Company joined certain separate guaranties previously made in favor of ACORE by the Co-Guarantors pursuant to an Omnibus Amendment to and Reaffirmation of Loan Documents (the “SAFStor Recourse Guaranty II”) in favor of ACORE in its capacity as (i) Administrative Agent for and on behalf of the Lenders under a Loan Agreement (“SAFStor Loan Agreement II”), in an aggregate principal amount of $41.99 million, for the benefit of SAFStor, and (ii) Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement (“SAFStor Mezzanine Loan Agreement II”), in the amount of $1.08 million, for the benefit of entities indirectly owned by SAFStor. Pursuant to the SAFStor Recourse Guaranty I and SAFStor Recourse Guaranty II, the Company guarantees the loss recourse liability and obligation for any Recourse Liabilities (as defined in the respective SAFStor Loan Agreement) arising out of or in connection with certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the respective SAFStor Loan Agreement. The Company also guarantees the full payment of the debt upon the occurrence of any Springing Recourse Events (as defined in the respective SAFStor Loan Agreement), such as if the borrower voluntarily files a bankruptcy or similar liquidation or reorganization action or upon certain other violations of the respective SAFStor Loan Agreement. The guarantees by the Company are limited for loss recourse events, to the loss attributable to properties in which it indirectly owns an interest and for Springing Recourse Events (as defined in the respective SAFStor Loan Agreement) to the pro-rata share of the aggregate liability of all guarantors within the pool of the guarantor properties. As of March 31, 2024, the outstanding balance of the pools of guaranties is $272.69 million.
On September 14, 2022, the Company entered into guaranties (the “BS Guaranties”) for the benefit of JPMorgan Chase Bank, National Association (“JPM”) and any additional or subsequent lenders from time to time (collectively, “BS Lender”) under a loan agreement (the "BS Loan Agreement"), pursuant to which the Company guaranteed certain obligations of the borrowers (“BS Borrower”) under the BS Loan Agreement. The Company, through its ownership in NSP, owns an indirect interest in BS Borrower and entered into the BS Guaranties as a condition of BS Lender lending to BS Borrower under the BS Loan Agreement. Pursuant to the BS Guaranties, the Company guaranteed certain carrying obligations, including interest payments, of BS Borrower and certain recourse obligations of BS Borrower pertaining to exculpation or indemnification of BS Lender. The BS Guaranties also provide that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by BS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The BS Loan Agreement provides for a single initial advance of the loan in the amount of $221.8 million to BS Borrower on the closing date and provides BS Borrower the right to request additional advances in connection with subsequently acquired properties. Amounts outstanding under the BS Loan Agreement are due and payable on March 9, 2024 which date may, at the option of BS Borrower, be extended for an additional six months upon the satisfaction of certain terms and conditions. On March 8, 2024, the BS Lender agreed to extend the maturity date to March 22, 2024. On March 22, 2024, the BS Lender agreed to extend the maturity date on the two loans to September 9, 2024. Borrowings outstanding under the BS Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising BS Borrower and bear interest at the one-month SOFR, subject to a floor of 0.5%, plus an applicable spread of approximately 4.0% with respect to approximately $133.3 million of principal as of March 31, 2024 and approximately 5.4% with respect to approximately $46.9 million of principal as of March 31, 2024.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NREF, HFRO and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of March 31, 2024. As of March 31, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $7.3 million, and the Company and NREF OP IV REIT SUB, LLC are jointly and severally liable for 85.90% of the guaranteed amount.
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
Subsidiary Investment Management Agreement
SFP is a party to a management agreement (the "SFP IMA") with NexAnnuity pursuant to which NexAnnuity provides investment management services to SFP. Mr. Dondero serves as President of NexAnnuity, which is indirectly owned by a trust of which Mr. Dondero is the primary beneficiary. As discussed in Note 9, the Company disposed of its interest in SFP on September 1, 2023. Prior to its disposition, the Company paid $0.1 million in management fees to NexAnnuity.
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
Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For three months ended March 31, 2024 and 2023, the Company through its subsidiaries has paid approximately $0.2 million and $0.1 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for Cityplace Tower also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the three months ended March 31, 2024 and 2023, Cityplace Tower reimbursed $0.5 million and $0.4 million, respectively, to NexVest for these expenses.
A director and officer of the Company, who controls the Adviser, which externally manages the Company, also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.
The Company is a limited guarantor and an indemnitor on one of NexPoint Hospitality Trust's ("NHTs") loans with an aggregate principal amount of $77.4 million as of March 31, 2024. NHT is a publicly traded hospitality REIT that is managed by an affiliate of the Adviser. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
On December 8, 2022, the Company, through NexPoint Real Estate Opportunities, LLC ("NREO"), entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in the joint ventures (the "SAFStor Ventures") with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for approximately 47,064 newly created Class B common operating company units of the NSP OC ("Class B Units"), representing 14.8% of the outstanding combined classes of common units of the NSP OC (the "NSP OC Common Units") immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NSP, of which the Company owns approximately 86,369 shares, or 52.8%, of the outstanding common stock as of March 31, 2024. In connection with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser following which they were wholly owned by a subsidiary of the NSP OC. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of March 31, 2024, the Company owns approximately 47,064 Class B Units, or 29.9%, of the outstanding NSP OC Common Units.
On December 23, 2022, the Company, through NREO, redeemed 2,100,000 common units of limited partnership (the "NREF OP Units") of NexPoint Real Estate Finance Operating Partnership, L.P. (the "NREF OP") for 2,100,000 shares of common stock of NREF. The NREF OP is the operating partnership of NREF, a publicly traded mortgage REIT managed by an affiliate of the Adviser.
On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NHI and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI. On September 28, 2023, the Company, through one of its wholly owned TRSs, redeemed 2,000 shares of Class A Preferred Stock in NHI. On October 24, 2023, the Company, through one of its wholly owned TRSs, redeemed 1,000 shares of Class A Preferred Stock in NHI. On November 10, 2023, the Company, through one of its wholly owned TRSs, redeemed 1,000 shares of Class A Preferred Stock in NHI. On January 12, 2024, the Company, through one of its wholly owned TRSs, redeemed 1,700 shares of Class A Preferred Stock in NHI.
Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the three months ended and as of March 31, 2024, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Hospitality Trust	Common Stock	$2,782	$(2,104)	$—	$—	$—	$(2,104)
NexPoint Real Estate Finance, Inc.	Common Stock	30,156	(2,919)	—	—	1,050	(1,869)
NexPoint Storage Partners, Inc.	Common Stock	69,494	1,308	—	—	—	1,308

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Residential Trust, Inc.	Common Stock	2,987	(209)	—	—	43	(166)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	20,814	—	—	—	407	407
NexPoint Hospitality Trust	Convertible Notes	20,627	(810)	—	—	(4)	(814)
NexPoint Storage Partners Operating Company, LLC	LLC Units	37,869	712	—	—	—	712
SFR WLIF III, LLC	LLC Units	7,002	—	—	214	—	214
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
Allenby, LLC	LLC Units	—	(1)	—	—	—	(1)
Haygood, LLC.	LLC Units	—	—	—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	145,433	(2,547)	—	—	1,465	(1,082)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	69,920	(6,768)	—	—	2,435	(4,333)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	47,676	(2,324)	—	—	617	(1,707)
NexAnnuity Holdings, Inc.	Preferred Shares	65,864	—	—	—	1,296	1,296
NexPoint Storage Partners Operating Company, LLC	Promissory Note	4,986	(14)	—	—	67	53
NexPoint SFR Operating Partnership, L.P.	Promissory Note	500	—	—	—	11	11
Total		$526,110	$(15,676)	$—	$214	$7,387	$(8,075)

For the three months ended and as of March 31, 2023, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

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

13. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D Preferred Stock remains outstanding as of March 31, 2024. As of March 31, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $7.3 million, and the Company and NREF OP IV REIT SUB, LLC are jointly and severally liable for 85.90% of the guaranteed amount.
On July 2, 2021, the Company, together the Co-Guarantors as limited guarantors, entered into a SAFStor Recourse Guaranty I in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under the SAFStor Loan Agreement I, in an aggregate principal amount of $235.86 million, for the benefit of entities indirectly owned by SAFStor, pursuant to which the Company and the Co-Guarantors guaranteed certain obligations of SAFStor. On July 2, 2021, the Company also entered a substantively identical guaranty in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under the SAFStor Mezzanine Loan Agreement I, in the amount of $6.05 million, for the benefit of entities indirectly owned by SAFStor. On April 24, 2023, the Company joined certain separate guaranties previously made in favor of ACORE by the Co-Guarantors pursuant to the SAFStor Recourse Guaranty II in favor of ACORE in its capacity as (i) Administrative Agent for and on behalf of the Lenders under the SAFStor Loan Agreement II, for the benefit of SAFStor, and (ii) Administrative Agent for and on behalf of the Lenders under the SAFStor Mezzanine Loan Agreement II, for the benefit of entities indirectly owned by SAFStor. See Note 12 for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million outstanding, as of March 31, 2024. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace’s loans with an aggregate principal amount of $141.7 million as of March 31, 2024. The obligations include a completion guarantee, which is generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of March 31, 2024, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of March 31, 2024, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Claymore, Allenby and Haygood are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

14. Operating Leases

Lessor Accounting
The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at March 31, 2024 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2024	$7,605
2025	9,924
2026	8,600
2027	7,712
2028	4,826
Thereafter	50,407
Total	$89,074

The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s consolidated statements of operations (in thousands) for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
Tenant	Rental Income
Neiman Marcus Group, LLC	$587
Saputo Dairy Foods	$497
The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s consolidated statements of operations (in thousands) for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Tenant	Rental Income
Hudson Advisors, LLC	$712
15. Subsequent Events
Dividends Declared
On April 29, 2024, the Board approved a quarterly dividend of $0.15 per common share, payable on June 28, 2024 to shareholders of record on May 15, 2024. The dividend on the Company’s common shares consists of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on April 29, 2024, the Board approved a quarterly dividend of $0.34375 per Series A Preferred Share, payable on July 1, 2024 to shareholders of record on June 24, 2024.

Issuance of Common Shares to Adviser
On April 29, 2024, the Company issued 208,117.75 common shares to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement.
NREF Promissory Note
On April 19, 2024, the OP loaned $6.5 million to NREF OP IV, L.P. (“NREF OP IV”), a subsidiary of NREF, an entity that is managed by an affiliate of the Adviser in exchange for a promissory note (the “NREF Note”). The NREF Note bears interest at 7.535%, which is payable in kind, is interest only during the term of the NREF Note and matures on April 19, 2029.
NHT / NREO Transaction
On April 19, 2024, NREO purchased 2,176,257 of NHT common shares, valued at $0.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our 2023 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Quarterly Report. See “Cautionary Statement Regarding Forward-Looking Statements” in this report and "Risk Factors" in Part I, Item 1A, "Risk Factors" of our 2023 Annual Report.
Overview
As of March 31, 2024, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of March 31, 2024, there were 2,000 OP Units outstanding, of which 100% were owned by us.
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
Property management fees. Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 12 to our unaudited consolidated financial statements).
Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property owned directly or indirectly by us. Insurance includes the cost of commercial, general liability, and other needed insurance for each property owned directly or indirectly by us.
Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 12 to our unaudited consolidated financial statements).
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
Real Estate Investments Statistics
As of March 31, 2024, the Company was invested in two retail properties and one office and hospitality property (excluding investments in undeveloped land), as listed below:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	March 31, 2024	March 31, 2024
White Rock Center	82,793	Retail		6/13/2013	$1.55	70.2%
5916 W Loop 289	30,140	Retail		7/23/2013	$—	—%	(4)
Cityplace Tower	1,365,711	Office & Hospitality	(3)	8/15/2018	$2.15	51.2%
	1,478,644

(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of March 31, 2024, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of March 31, 2024.
(2)Percent occupied is calculated as the rentable square footage occupied as of March 31, 2024, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of March 31, 2024.
(4)The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.
Results of Operations for the Three Months Ended March 31, 2024, 2023 and December 31, 2023
The Company previously presented comparisons of its results of operations to the immediately preceding quarter, because the Company believes that comparisons to periods in which the Company operated as a registered investment company are not useful to our shareholders. On a go forward basis, the Company will now be providing comparisons to the corresponding quarter of the prior year because management believes this presentation aligns with industry standards. In the first filing after the change in the basis of comparison, we are required to disclose a comparison of the results for the current quarter to both the immediately preceding sequential quarter and the corresponding quarter of the preceding fiscal year. Accordingly, we have compared the results for the three months ended March 31, 2024 with the results for the three months ended March 31, 2023, and December 31, 2023, where applicable.
The following tables set forth a summary of our operating results for the three months ended March 31, 2024, 2023 and December 31, 2023 (in thousands):

	For the Three Months Ended March 31
	2024	2023	$ Change
Total revenues	$12,805	$14,866	$(2,061)
Total expenses	(12,536)	(12,538)	2
Operating income	269	2,328	(2,059)
Interest expense	(4,531)	(3,462)	(1,069)
Equity in income (losses) of unconsolidated ventures	(1,154)	(76)	(1,078)
Income tax expense	(550)	(806)	256
Change in unrealized gains (losses)	6,290	(18,640)	24,930
Realized gains (losses)	(21,872)	1,135	(23,007)
Net income (loss)	(21,548)	(19,521)	(2,027)
Net (income) loss attributable to preferred shareholders	(1,155)	(1,155)	—
Net income (loss) attributable to common shareholders	$(22,703)	$(20,676)	$(2,027)

	For the Three Months Ended March 31	For the Three Months Ended December 31,
	2024	2023	$ Change
Total revenues	$12,805	$22,174	$(9,369)
Total expenses	(12,536)	(12,427)	(109)
Operating income	269	9,747	(9,478)
Interest expense	(4,531)	(4,505)	(26)
Equity in income (losses) of unconsolidated ventures	(1,154)	(283)	(871)
Income tax expense	(550)	(1,287)	737
Change in unrealized gains (losses)	6,290	(18,651)	24,941
Realized gains (losses)	(21,872)	(916)	(20,956)
Net income (loss)	(21,548)	(15,895)	(5,653)
Net (income) loss attributable to preferred shareholders	(1,155)	(2,309)	1,154
Net income (loss) attributable to common shareholders	$(22,703)	$(18,204)	$(4,499)

The net loss for the three months ended March 31, 2024, 2023 and December 31, 2023, primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $4.0 million for the three months ended March 31, 2024, compared to $4.7 million for the three months ended March 31, 2023, which was a decrease of approximately $0.7 million and compared to $4.8 million for the three months ended December 31, 2023, which was a decrease of approximately $0.8 million. Rental income decreased between the periods due to a decrease in occupancy at Cityplace Tower.

Interest and dividends. Interest and dividends totaled $8.7 million for the three months ended March 31, 2024, compared to $10.1 million for the three months ended March 31, 2023, which was a decrease of approximately $1.4 million and compared to $17.2 million for the three months ended December 31, 2023, which was a decrease of approximately $8.5 million. The decrease between the three months ended March 31, 2024 and the three months ended March 31, 2023, was attributed to a decrease in dividends from CLO equity investments. The decrease between the three months ended March 31, 2024 and the three months ended December 31, 2023, was attributed to a decrease in dividends from CLO equity investments.
Other income. Other income was approximately $27.0 thousand for the three months ended March 31, 2024, compared to $9.0 thousand for the three months ended March 31, 2023, which was an increase of approximately $18.0 thousand and compared to $180.0 thousand for the three months ended December 31, 2023, which was a decrease of approximately $153.0 thousand. The increase between the three months ended March 31, 2024 and the three months ended March 31, 2023, was attributed to an increase in parking revenue. The decrease between the three months ended March 31, 2024 and the three months ended December 31, 2023, was attributed to a decrease in asset management fees, and other miscellaneous income.
Expenses
Property operating expenses. Property operating expenses were $1.6 million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023, which was an increase of approximately $0.1 million and compared to $1.9 million for the three months ended December 31, 2023, which was a decrease of approximately $0.3 million. The increase between the three months ended March 31, 2024 and the three months ended March 31, 2023, was primarily due to an increase in repair and maintenance expenses. The decrease between the three months ended March 31, 2024 and the three months ended December 31, 2023, was primarily due to a decrease in tenant bill backs and cleaning expenses.
Property management fees. Property management fees were $0.2 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023, and compared to $0.2 million for the three months ended December 31, 2023.
Real estate taxes and insurance. Real estate taxes and insurance costs were $1.2 million for the three months ended March 31, 2024, compared to $1.4 million for the three months ended March 31, 2023, which was a decrease of approximately $0.2 million and compared to $0.3 million for the three months ended December 31, 2023, which was an increase of approximately $0.9 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower. The decrease between the three months ended March 31, 2024 and the three months ended March 31, 2023 was primarily due to a decrease in property tax budgets. The increase between the three months ended March 31, 2024 and the three months ended December 31, 2023 was primarily due to a 2023 tax appeal received in December of 2023, that reduced the tax expense for the three months ended December 31, 2023.
Advisory and administrative fees. For the three months ended March 31, 2024, the Company incurred Administrative Fees and Advisory Fees of $3.2 million. For the three months ended March 31, 2023, the Company incurred Administrative Fees and Advisory Fees of $3.6 million, inclusive of $0.4 million in expenses that were waived and cannot be recouped by the Adviser. For the three months ended December 31, 2023, the Company incurred Administrative Fees and Advisory Fees of $3.0 million. The Expense Cap expired on June 30, 2023. The decrease between the three months ended March 31, 2024 and the three months ended March 31, 2023, is primarily attributed to a decrease in total assets used to calculate the Administrative and Advisory Fees. The increase between the three months ended March 31, 2024 and the three months ended December 31, 2023, is primarily attributed to an increase in total assets used to calculate the Administrative and Advisory Fees.
Property general and administrative expenses. Property general and administrative expenses were $0.7 million for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023 and compared to $1.6 million for the three months ended December 31, 2023, which was a decrease of approximately $0.9 million. The decrease between the three months ended March 31, 2024 and the three months ended December 31, 2023 is primarily attributed to a decrease in professional fees. Property general and administrative expenses consist primarily of expenses from our investment in Cityplace Tower.
Corporate general and administrative expenses. Corporate general and administrative expenses were $2.8 million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023, which was an increase of approximately $1.3 million and compared to $2.5 million for the three months ended December 31, 2023, which was an increase of approximately $0.3 million. The increase between periods was primarily due to an increase in accounting and audit fees.
Conversion expenses. Conversion expenses were $0.0 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023, which was a decrease of approximately $0.2 million and compared to $(0.2) million for the three months ended December 31, 2023. The decrease between the three months ended March 31, 2024 and the three months ended March 31, 2023, was primarily due to a decrease in expenses related to the REIT conversion. The change between the three months ended March 31, 2024 and the three months ended December 31, 2023, was due to a write off of conversion expenses.
Depreciation and amortization. Depreciation and amortization costs were $2.8 million for the three months ended March 31, 2024, compared to $3.5 million for the three months ended March 31, 2023, which was a decrease of approximately $0.7 million and compared to $3.0 million for the three months ended December 31, 2023, which was a decrease of approximately $0.2 million. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets. The decrease between the periods was primarily due to the amortization of in place leases of $0.2 million for the three months ended March 31, 2024, and amortization of in place leases of $0.6 million for the three months ended December 31, 2023, compared to $1.2 million for the three months ended March 31, 2023.
Other Income and Expense
Interest expense. Interest expense was $4.5 million for the three months ended March 31, 2024, compared to $3.5 million for the three months ended March 31, 2023, which was an increase of approximately $1.0 million and compared to $4.5 million for the three months ended December 31, 2023. The increase between the three months ended March 31, 2024 and the three months ended March 31, 2023, was primarily due to an increase in debt of approximately $29.2 million.
Equity in income (losses) of unconsolidated ventures. Equity in losses of unconsolidated ventures was $(1.2) million for the three months ended March 31, 2024, compared to $(0.1) million for the three months ended March 31, 2023, which was a decrease of approximately $1.1 million and compared to $(0.3) million for the three months ended December 31, 2023, which was a decrease of approximately $0.9 million. The decrease between periods was primarily due to a decrease in net income at Marriot Uptown.
Income tax expense. The Company has recorded income tax expense (benefit) of $0.6 million associated with the TRSs for the three months ended March 31, 2024, $0.9 million associated with the TRSs for the three months ended March 31, 2023 and $1.3 million associated with the TRSs for the three months ended December 31, 2023. The tax expense for the three months ended March 31, 2024 is partially offset by the annual change in valuation allowance on a deferred tax asset of $0.0 million for a net expense of $0.6 million for the three months ended March 31, 2024, that is recorded on the Consolidated Statement of Operations. The tax expense for the three months ended March 31, 2023, is partially offset by removing the valuation allowance on a deferred tax asset of $0.1 for a net expense of $0.9 million for the three months ended March 31, 2023, that is recorded on the Consolidated Statement of Operations. The tax expense for the three months ended December 31, 2023, is partially offset by removing the valuation allowance on a deferred tax asset of $0.6 million for a net expense of $1.3 million for the three months ended December 31, 2023.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $6.3 million for the three months ended March 31, 2024, compared to $(18.6) million for the three months ended March 31, 2023, which was an increase of approximately $24.9 million and compared to $(18.7) million for the three months ended December 31, 2023, which was an increase of approximately $25.0 million. The gains for the three months ended March 31, 2024 were largely driven by redemptions of the legacy CLO positions, which generated realized losses and a positive change in unrealized, mark-to-market gains on NexPoint Storage Partners, Inc. ("NSP") common equity of $1.3 million, offset by NREF OP Units of $6.8 million, and NREF common stock of $2.9 million. The losses for the three months ended March 31, 2023 were primarily driven by mark-to-market losses on common units of SFR OP of $4.8 million, mark-to-market losses on NHT common stock of $4.7 million and losses on VB OP common units of $4.6 million. The losses for the three months ended December 31, 2023, were primarily driven by losses on the legacy CLOs of $6.6 million, mark-to-market losses on NHT common stock of $4.6 million, and losses on NREF OP units of $3.0 million.

Realized gains (losses). Realized gains (losses) were $(21.9) million for the three months ended March 31, 2024, compared to $1.1 million for the three months ended March 31, 2023, which was a decrease of approximately $23.0 million and compared to $(0.9) million for the three months ended December 31, 2023, which was a decrease of approximately $(21.0) million. The losses for the three months ended March 31, 2024 were primarily driven by realized losses on the legacy CLOs of $22.8 million. The gains for the three months ended March 31, 2023 were primarily driven by a realized gains on the sale of equities of $1.1 million. The losses for the three months ended December 31, 2023, were primarily driven by realized losses on a legacy CLO of $1.5 million.
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

NOI and Same Store NOI for the Three Months Ended March 31, 2024, 2023 and Three Months Ended December 31, 2023
The following table reconciles our NOI for the three months ended March 31, 2024 and 2023 and for the three months ended December 31, 2023 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended March 31	For the Three Months Ended March 31	For the Three Months Ended December 31
	2024	2023	2023
Net loss	$(21,548)	$(19,521)	$(15,895)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,246	3,578	3,033
Corporate general and administrative expenses	2,835	1,496	2,548
Conversion expenses	—	163	(241)
Income tax expense	550	806	1,287
Depreciation and amortization	2,796	3,524	3,009
Interest expense	4,531	3,462	4,505
Non-operating property investment revenue¹	(8,731)	(10,137)	(17,226)
Realized gains (losses) from non-real estate investments	21,872	(1,135)	916
Change in unrealized (gains) losses from non-real estate investments	(6,290)	18,640	18,651
Equity in (income) losses of unconsolidated equity method ventures	1,154	76	283
NOI	$415	$952	$870
Less Non-Same Store
Revenues	$(3,752)	$(4,382)	$(4,604)
Operating expenses	3,507	3,644	3,962
Same Store NOI	$170	$214	$228

(1)    Non-operating property investment revenue is defined as revenue included in the consolidated financial statements, that are from non-operating properties such as dividend income and interest income.
Net Operating Income for Our Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2024 and 2023 and December 31, 2023
There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three months ended March 31, 2024, and 2023 and December 31, 2023 (our "Same Store" properties). Our Same Store properties exclude Cityplace Tower as of March 31, 2024 and 2023 and December 31, 2023, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized.
The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2024 and 2023 and December 31, 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended March 31
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$322	$347	$(25)	-7.3%
Same Store revenues	322	347	(25)	-7.3%
Non-Same Store
Rental income	3,725	4,373	(648)	-14.8%
Other income	27	9	18	N/M
Non-Same Store revenues	3,752	4,382	(630)	-14.4%
Total revenues	4,074	4,729	(655)	-13.9%

Operating expenses
Same Store
Property operating expenses	49	24	25	101.2%
Real estate taxes and insurance	80	82	(2)	-2.7%
Property management fees	17	17	—	-1.6%
Property general and administrative expenses	6	10	(4)	-36.1%
Same Store operating expenses	152	133	19	14.3%
Non-Same Store
Property operating expenses	1,528	1,482	45	3.0%
Real estate taxes and insurance	1,159	1,275	(116)	-9.1%
Property management fees	159	153	6	3.9%
Property general and administrative expenses	661	733	(72)	-9.8%
Non-Same Store operating expenses	3,507	3,644	(137)	-3.8%
Total operating expenses	3,659	3,777	(118)	-3.1%

NOI
Same Store	170	214	(44)	-20.8%
Non-Same Store	245	738	(493)	N/M
Total NOI	$415	$952	$(537)	N/M

	For the Three Months Ended March 31	For the Three Months Ended December 31
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$322	$344	$(23)	-6.4%
Same Store revenues	322	344	(23)	-6.4%
Non-Same Store
Rental income	3,725	4,424	(699)	-15.8%
Other income	27	180	(153)	N/M
Non-Same Store revenues	3,752	4,604	(852)	-18.5%
Total revenues	4,074	4,948	(874)	-17.7%

Operating expenses
Same Store
Property operating expenses	49	42	7	16.7%
Real estate taxes and insurance	80	41	39	95.1%
Property management fees	17	18	(1)	-5.6%
Property general and administrative expenses	6	15	(9)	-60.0%
Same Store operating expenses	152	116	36	31.0%
Non-Same Store
Property operating expenses	1,528	1,894	(366)	-19.3%
Real estate taxes and insurance	1,159	279	880	315.4%
Property management fees	159	155	4	2.6%
Property general and administrative expenses	661	1,634	(973)	-59.5%
Non-Same Store operating expenses	3,507	3,962	(455)	-11.5%
Total operating expenses	3,659	4,078	(419)	-10.3%

NOI
Same Store	170	228	(58)	-25.4%
Non-Same Store	245	642	(397)	N/M
Total NOI	$415	$870	$(455)	N/M
See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three Months Ended March 31, 2024 and 2023 and December 31, 2023.”
Same Store Results of Operations for the Three Months Ended March 31, 2024 and 2023 and December 31, 2023
As of March 31, 2024, our Same Store properties were approximately 51.5% leased with a weighted average monthly effective occupied rent per square foot of $1.14, compared to 75.4% leased with a weighted average monthly effective rent per square foot of $1.21 as of March 31, 2023 and compared to 49.6% leased with a weighted average monthly effective occupied rent per square foot of $1.11 as of December 31, 2023. For our Same Store properties, we recorded the following operating results for the three months ended March 31, 2024 and 2023 and December 31, 2023.
Revenues
Rental Income. Rental income was $0.3 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023 and compared to $0.3 million for the three months ended December 31, 2023.
Expenses
Property operating expenses. Property operating expenses were $48.9 thousand for the three months ended March 31, 2024, compared to $24.3 thousand for the three months ended March 31, 2023, which was an increase of approximately $24.7 thousand or 101.2% and compared to $41.6 thousand for the three months ended December 31, 2023, which was an increase of approximately $7.3 thousand or 16.7%. The majority of the increase between the three months ended March 31, 2024 and the three months ended March 31, 2023, is related to an increase in repair and maintenance costs. The majority of the increase between the three months ended March 31, 2024 and the three months ended December 31, 2023, is related to an increase in repair and maintenance costs.
Real estate taxes and insurance. Real estate taxes and insurance costs were $79.8 thousand for the three months ended March 31, 2024, compared to $82.0 thousand for the three months ended March 31, 2023, which was a decrease of approximately $2.2 thousand or (2.7)% and compared to $41.1 thousand for the three months ended December 31, 2023, which was an increase of approximately $39.0 thousand, or 95.1%. The majority of the decrease between the three months ended March 31, 2024 and the three months ended March 31, 2023, is related to a decrease in the property tax budget. The majority of the increase between the three months ended March 31, 2024 and the three months ended December 31, 2023, is related to a 2023 tax appeal that was finalized in December of 2023.
Property management fees. Property management fees were $17.0 thousand for the three months ended March 31, 2024, compared to $17.3 thousand for the three months ended March 31, 2023, which was a decrease of approximately $0.3 thousand, or (1.6)% and compared to $18.4 thousand for the three months ended December 31, 2023, which was a decrease of $1.0 thousand, or approximately (5.6)%. The decrease between the three months ended March 31, 2024 and the three months ended March 31, 2023 is related to a decrease in rental revenue, which the management fee is calculated off of. The decrease between the three months ended March 31, 2024 and December 31, 2023 is related to a decrease in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $6.2 thousand for the three months ended March 31, 2024, compared to $9.7 thousand for the three months ended March 31, 2023, which was a decrease of approximately $3.5 thousand, or (36.1)% and compared to $15.2 thousand for the three months ended December 31, 2023, which was a decrease of approximately $9.0 thousand or (60.0)%. The majority of the decrease between the three months ended March 31, 2024 and the three months ended March 31, 2023 is related to a decrease in office supply equipment expenses. The majority of the decrease between the three months ended March 31, 2024 and the three months ended December 31, 2023 is related to a decrease in office supply equipment expenses.
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
The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended March 31, 2024 and 2023 and December 31, 2023 (in thousands, except per share amounts):

		For the Three Months Ended March 31,	For the Three Months Ended March 31,
		2024	2023	% Change
Net income (loss)		$(21,548)	$(19,521)	10.4%
Depreciation and amortization		2,796	3,524	-20.7%
Realized (gains) losses		21,872	(1,135)	N/M
FFO		3,120	(17,132)	-118.2%
Distributions to preferred shareholders		(1,155)	(1,155)	0.0%
FFO attributable to common shareholders		1,965	(18,287)	-110.7%

FFO per share - basic		$0.05	$(0.49)	-110.2%
FFO per share - diluted		$0.05	$(0.49)	-110.2%
			—
Equity-based compensation expense		547	—	—%
Amortization of deferred financing costs - long term debt		(271)	(474)	-42.8%
Change in unrealized (gains) losses		(6,290)	18,640	N/M
AFFO attributable to common shareholders		(4,049)	(121)	3,246.3%

AFFO per share - basic		$(0.10)	$0.00	3,124.9%
AFFO per share - diluted		$(0.10)	$0.00	3,063.4%

Weighted average common shares outstanding - basic		38,572	37,172	3.8%
Weighted average common shares outstanding - diluted	(1)	39,321	37,172	5.8%

Dividends declared per common share		$0.15	$0.15	—%
Net income (loss) coverage	(2)	-3.72x	-3.5x	5.36%
FFO Coverage - diluted	(2)	0.33x	-3.28x	-110.16%
AFFO Coverage - diluted	(2)	-0.69x	-0.02x	3,063.43%

		For the Three Months Ended March 31,	For the Three Months Ended December 31,
		2024	2023	% Change
Net income (loss)		$(21,548)	$(15,895)	35.6%
Depreciation and amortization		2,796	3,009	-7.1%
Realized (gains) losses		21,872	916	N/M
FFO		3,120	(11,970)	-126.1%
Distributions to preferred shareholders		(1,155)	(1,154)	0.1%
FFO attributable to common shareholders		1,965	(13,124)	-115.0%

FFO per share - basic		$0.05	$(0.34)	-115.0%
FFO per share - diluted		$0.05	$(0.37)	-113.6%
			—
Equity-based compensation expense		547	431	26.9%
Amortization of deferred financing costs - long term debt		(271)	(335)	-19.1%
Change in unrealized (gains) losses		(6,290)	18,651	N/M
AFFO attributable to common shareholders		(4,049)	5,623	-172.0%

AFFO per share - basic		$(0.10)	$0.15	-170.6%
AFFO per share - diluted		$(0.10)	$0.15	-170.3%

Weighted average common shares outstanding - basic		38,572	37,798	2.0%
Weighted average common shares outstanding - diluted	(1)	39,321	38,388	2.4%

Dividends declared per common share		$0.15	$0.15	—%
Net income (loss) coverage	(2)	-3.72x	-2.76x	34.09%
FFO Coverage - diluted	(2)	0.33x	-2.45x	-113.60%
AFFO Coverage - diluted	(2)	-0.69x	0.98x	-170.30%

(1) The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(2) Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended March 31, 2024 as compared to the three months ended March 31, 2023 and the three months ended December 31, 2023
FFO was $3.1 million for the three months ended March 31, 2024, compared to $(17.1) million for the three months ended March 31, 2023, which was an increase of approximately $20.3 million and compared to $(12.0) million for the three months ended December 31, 2023, which was an increase of approximately $15.1 million. The change in our FFO between the three months ended March 31, 2024 and the three months ended March 31, 2023, primarily relates to the redemptions of the collateralized loan obligation positions, which reclassified the change in unrealized to realized gains (losses) of approximately $22.8 million. The change in our FFO between the three months ended March 31, 2024 and the three months ended December 31, 2023 primarily relates to the redemptions of the collateralized loan obligation positions, which reclassified the change in unrealized to realized gains (losses) of approximately $22.8 million.
AFFO was $(4.0) million for the three months ended March 31, 2024, compared to $(0.1) million for the three months ended March 31, 2023, which was a decrease of approximately $(3.9) million and compared to $5.6 million for the three months ended December 31, 2023, which was a decrease of approximately $(9.7) million. The change in our AFFO between the three months ended March 31, 2024 and the three months ended March 31, 2023 primarily relates to the redemptions of the collateralized loan obligation positions, which reclassified the change in unrealized to realized gains of approximately $22.8 million. The change in our AFFO between the three months ended March 31, 2024 and the three months ended December 31, 2023 primarily relates to the redemptions of the collateralized loan obligation positions, which reclassified the change in unrealized to realized gains of approximately $22.8 million.
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance and, if necessary, future debt or equity issuances. As of March 31, 2024, we had $20.2 million of cash available to meet our short-term liquidity requirements. As of March 31, 2024, we also had $33.1 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of March 31, 2024, we also had $0.4 million of restricted cash held in reserve by the lender on the NexBank Revolver. These reserves are to be used for future interest payments on the debt facility.
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
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following March 31, 2024.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(2,555)	$505
Net cash provided by investing activities	7,436	8,234
Net cash used in financing activities	(4,361)	(12,587)
Net decrease in cash, cash equivalents and restricted cash	520	(3,848)
Cash, cash equivalents and restricted cash, beginning of period	53,169	48,649
Cash, cash equivalents and restricted cash, end of period	$53,689	$44,801
Cash flows from operating activities. During the three months ended March 31, 2024, net cash provided by (used in) operating activities was $(2.6) million, compared to net cash provided by operating activities of $0.5 million for the three months ended March 31, 2023. The change in cash flows from operating activities was mainly attributable to a decrease in revenue of approximately $2.0 million and an increase in interest expense of $1.1 million.
Cash flows from investing activities. During the three months ended March 31, 2024, net cash provided by investing activities was $7.4 million, compared to net cash provided by investing activities of $8.2 million for the three months ended March 31, 2023.
Cash flows from financing activities. During the three months ended March 31, 2024, net cash used in financing activities was $(4.4) million, compared to net cash used in financing activities of $(12.6) million for the three months ended March 31, 2023. The change in cash flows from financing activities was mainly attributable to a decrease in prime brokerage repayments or $7.9 million, and credit facility repayments of $2.3 million.

Debt
Mortgage Debt
As of March 31, 2024, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $141.7 million at a weighted average interest rate of 8.48%. See Note 5 to our unaudited consolidated financial statements for additional information.
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
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility ("Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. As of March 31, 2024, the Credit Facility bore interest at the one-month SOFR plus 4.25%. During the three months ended March 31, 2024, the Company paid down $0.75 million on the Credit Facility. As of March 31, 2024, the Credit Facility had an outstanding balance of $19.25 million. For additional information regarding our Credit Facility, see Note 5.
Revolving Credit Facility
On May 22, 2023, the Company entered into the revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million. As of March 31, 2024, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2024, with the option to extend the maturity up to two times, each by six months. In order to extend the debt, the Company must give at the latest, a 60 day notice to the lender, as well as fund the interest reserve account up to a six-month reserve. As of March 31, 2024, the NexBank Revolver had an outstanding balance of $20.0 million. As of March 31, 2024, the Company held $0.9 million in restricted cash in the interest reserve account.

Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of March 31, 2024 for the next five calendar years subsequent to March 31, 2024.

	Payments Due by Period (in thousands)
	Total		2024	2025	2026	2027	2028	Thereafter
Property Level Debt
Principal payments	$154,964		$—	$154,964	$—	$—	$—	$—
Interest expense	12,761		9,908	2,853	—	—	—	—
Total	$167,725		$9,908	$157,817	$—	$—	$—	$—

Prime Brokerage Borrowing
Principal payments	$1,441		$—	$—	$—	$—	$—	$1,441	(1)
Interest expense	420		84	84	84	84	84	—	(1)
Total	$1,861		$84	$84	$84	$84	$84	$1,441

Preferred Shares
Dividend payments	N/A	(2)	$3,465	$4,620	$4,620	$4,620	$4,620	N/A	(2)

Credit Facility
Principal payments	$39,250		$28,250	$11,000	$—	$—	$—	$—
Interest expense	2,708		2,269	439	—	—	—	—
Total	$41,958		$30,519	$11,439	$—	$—	$—	$—

Total contractual obligations and commitments	$211,544		$43,976	$173,960	$4,704	$4,704	$4,704	$1,441
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
Advisory Agreement
As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser the Fees, which includes the Advisory Fee equal to 1.00% of Managed Assets and the Administrative Fee equal to 0.20% of the Company’s Managed Assets. The Advisory Agreement provides that the Fees shall be paid in cash, unless the Adviser, in its sole discretion, elects to have all or a portion of the monthly installment of the Fees paid in common shares of the Company, subject to certain restrictions. For additional information, see Note 12 to our consolidated financial statements.
We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed the Expense Cap of 1.5% of Managed Assets, calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order. This limitation ended on June 30, 2023 and did not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses are considered permanently waived and became non-recoupable.
As of March 31, 2024, a total of $3.1 million in Fees to the Adviser have been waived to comply with the Expense Cap. For the three months ended March 31, 2024, the Company expensed $3.2 million related to the Fees. Of this $3.2 million, $1.4 million is related to shares that were, or are expected to be issued in lieu of cash, and $1.8 million that was, or is expected to be paid in cash.
Income Taxes
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $0.6 million associated with the TRSs for the three months ended March 31, 2024, which is largely driven by income from the Company’s legacy CLO investments and investments in debt instruments not secured by mortgages on real property. The tax expense is decreased by the annual change in valuation allowance on a deferred tax asset of $0.0 million and partially offset by a return-to-provision adjustment of $1.5 million for a net expense of $0.6 million for the three months ended March 31, 2024, that is recorded on the Consolidated Statement of Operations.
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of March 31, 2024, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of March 31, 2024 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2024. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our consolidated statements of operations and comprehensive income (loss).
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
We will make dividend payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a dividend on our common shares of $0.15 per share which was paid on March 28, 2024 to shareholders of record on February 16, 2024. Our Board declared a dividend on our Series A Preferred Shares of $0.34375 per share which was sent to the transfer agent prior to March 31, 2024, and paid on April 1, 2024, to shareholders of record on March 25, 2024. We expect that dividends on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
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

Off-Balance Sheet Arrangements
As of March 31, 2024, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
The Company is the guarantor on three secured loans to, and dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser, with the secured loans having an aggregate principal amount of approximately $536.7 million outstanding as of March 31, 2024. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 12 for additional information.
The Company is also the guarantor on two pools of loans of SAFStor, Inc. ("SAFStor"), an entity that NSP acquired 100% of the equity interest of on December 8, 2022. The Company guarantees the loss recourse liability and obligation for any Recourse Liabilities (as defined below) arising out or in connection with certain bad acts. The Company also guarantees the full payment of the debt, upon the occurrence of any Springing Recourse Events (as defined below). As of March 31, 2024 the outstanding balance of the pools of guaranties is $272.7 million. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 12 to our unaudited consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $77.4 million as of March 31, 2024. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace’s loans with an aggregate principal amount of $141.7 million as of March 31, 2024. The obligations include a completion guarantee, which is generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of March 31, 2024, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. Below is a discussion of the accounting policies that we consider critical to understanding our financial condition or results of operations where there is uncertainty or where significant judgment is required.
See Note 2, “Summary of Significant Accounting Policies”, for further discussion of our accounting estimates and policies.
Valuation of Level 3 Fair Valued Investments
As of March 31, 2024, approximately 51.9% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 8, “Fair Value of Derivatives and Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the three months ended March 31, 2024, the unrealized loss related to the change in fair value of level 3 investments is $16.3 million. See Note 8 for additional disclosures regarding the valuation of level 3 fair valued investments.
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
The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820 (see Note 8 to our unaudited consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to the Instructions to paragraph (c) of Item 305 of Regulation S-K, information is not required to be disclosed under Item 305(c) of Regulation S-K for interim periods until after the first fiscal year end in which Item 305 is applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and

Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On January 12, 2023, the Company issued a total of 169,920.62 common shares of the Company to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement. These shares were issued in a private placement and the proceeds were used to support the ongoing operations of the Company. The Company issued the common shares to the Adviser in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 10, 2024, the Company, through the OP, NREF OP IV, L.P (“NREF OP IV”), a subsidiary of NREF, an entity that is managed by an affiliate of the Adviser, and The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which NREF OP IV assigned the right to fund up to 9% of a loan (the “Alewife Loan”) to be made to IQHQ-Alewife Holdings, LLC (“Alewife Holdings”) to the OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Upon receipt of a draw request, the OP would have the right to elect to fund an amount equal or greater than zero and up to (i) 9% of the total amount of all advances previously made under the loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by the OP. NREF OP IV would be required to fund any amounts not funded by OSL and the OP. At any time that the OP has funded less than 9% of all advances made under the Alewife Loan, the OP shall have the option upon notice to NREF OP IV to pay to NREF OP IV any amount of such unfunded amount. Upon such payment, the OP would become entitled to all interest and fees accrued on the amount paid to NREF OP IV on and after the date of such payment.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1*
Limited Consent and Thirteenth Omnibus Amendment Agreement, dated March 8, 2024, by and among CP Tower Owner, LLC, CP Land Owner, LLC, CP Equity Owner, LLC and CP Equity Land Owner, LLC, as borrowers, the Company and NexPoint Real Estate Partners, LLC, as guarantors, Delphi CRE Funding LLC, ACORE Credit IV CLO Issuer 2018-1, LLC and ACORE Capital Mortgage, LP, as lenders, and Acore Capital Mortgage, LP, as administrative agent.

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

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President and Trustee	May 10, 2024
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer, Executive VP-Finance, Treasurer, Assistant Secretary and Trustee	May 10, 2024
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)