Form 10-Q
period 2024-06-30
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2024-08-09
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 9, 2024, the registrant had 40,650,118 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-Q
Quarter Ended June 30, 2024
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
iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Consolidated Real Estate Investments
Land	$70,381	$47,708
Buildings and improvements	336,269	206,213
Intangible lease assets	10,979	10,979
Construction in progress	25,935	19,177
Furniture, fixtures, and equipment	13,134	362
Right-of-use assets	1,465	—
Total Gross Consolidated Real Estate Investments	458,163	284,439
Accumulated depreciation and amortization	(27,123)	(20,525)
Total Net Consolidated Real Estate Investments	431,040	263,914
Investments, at fair value ($505,599 and $533,065 with related parties, respectively)	655,644	691,238
Equity method investments ($6,948 and $7,079 with related parties, respectively)	63,518	66,263
Cash and cash equivalents	28,372	20,608
Restricted cash	45,935	32,561
Accounts receivable, net	4,029	4,347
Prepaid and other assets	12,748	10,431
Accrued interest and dividends	4,546	6,078
Interest rate caps	815	—
Deferred tax asset, net	3,086	2,896
Total Assets	$1,249,733	$1,098,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable, net	$252,580	$142,186
Notes payable, net ($70,980 and $20,000 with related party, respectively)	101,085	52,919
Prime brokerage borrowing	1,349	1,782
Accounts payable and other accrued liabilities	19,990	8,633
Income tax payable	—	356
Accrued real estate taxes payable	2,035	231
Accrued interest payable	7,877	1,398
Security deposit liability	422	422
Prepaid rents	1,354	768
Intangible lease liabilities, net	3,975	4,567
Total Liabilities	$390,667	$213,262

Shareholders' Equity:
Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 40,650,118 and 38,389,600 shares issued and outstanding, respectively	41	38
Additional paid-in capital	1,025,144	1,011,613
Accumulated earnings (loss)	(171,101)	(126,580)
Noncontrolling interests	4,979	—
Total Shareholders' Equity	859,066	885,074

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,249,733	$1,098,336

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2024	2023	2024	2023
Revenues
Rental income	$3,985	$5,417	$8,032	$10,137
Rooms	8,200	—	8,200	—
Food and beverage	812	—	812	—
Interest income ($584, $692, $1,066 and $1,317 with related parties, respectively)	1,708	1,751	3,390	3,769
Dividend income ($6,948, $6,438, $13,853 and $12,864 with related parties, respectively)	7,196	6,690	14,245	14,809
Other income	373	22	400	31
Total revenues	22,274	13,880	35,079	28,746
Expenses
Property operating expenses	6,756	2,520	8,333	4,026
Property management fees	185	191	361	362
Real estate taxes and insurance	1,775	1,340	3,014	2,697
Advisory and administrative fees	3,443	1,660	6,689	5,238
Property general and administrative expenses	2,225	1,025	2,892	1,768
Corporate general and administrative expenses	3,195	2,252	6,030	3,748
Conversion expenses	—	1,281	—	1,444
Depreciation and amortization	4,102	3,584	6,898	7,108
Total expenses	21,681	13,853	34,217	26,391
Operating income (loss)	593	27	862	2,355
Interest expense	(7,851)	(3,762)	(12,382)	(7,224)
Equity in income (losses) of unconsolidated equity method ventures ($156, $209, $370 and $421 with related parties, respectively)	196	422	(958)	346
Change in unrealized gains (losses) ($3,295, $(1,303), $(12,381) and $(17,311) with related parties, respectively)	(3,154)	(9,332)	3,136	(27,972)
Realized gains (losses)	(3)	(914)	(21,875)	221
Net income (loss) before income taxes	(10,219)	(13,559)	(31,217)	(32,274)
Income tax expense	(303)	(308)	(853)	(1,114)
Net income (loss)	(10,522)	(13,867)	(32,070)	(33,388)
Net (income) loss attributable to preferred shareholders	(1,155)	(1,155)	(2,310)	(2,310)
Net (income) loss attributable to noncontrolling interests	1,894	—	1,894	—
Net income (loss) attributable to common shareholders	$(9,783)	$(15,022)	$(32,486)	$(35,698)

Weighted average common shares outstanding - basic	39,616	37,172	39,094	37,172
Weighted average common shares outstanding - diluted	39,616	37,172	39,094	37,172

Earnings (loss) per share - basic	$(0.24)	$(0.40)	$(0.83)	$(0.96)
Earnings (loss) per share - diluted	$(0.24)	$(0.40)	$(0.83)	$(0.96)

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interest	Total
Three Months Ended June 30, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, March 31, 2024	3,359,593	$3	39,301,419	$39	$1,018,136	$(155,155)	$—	$863,023
Noncontrolling interests from NHT Acquisition	—	—	—	—	—	—	6,873	6,873
Vesting of stock-based compensation	—	—	145,433	—	900	—	—	900
Shares issued to Adviser for admin and advisory fees	—	—	208,117	1	1,353	—	—	1,354
Net loss attributable to common shareholders	—	—	—	—	—	(9,783)	—	(9,783)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,894)	(1,894)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	—	1,155
Common stock dividends declared ($0.15 per share)	—	—	995,149	1	4,755	(6,163)	—	(1,407)
Preferred stock dividends declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, June 30, 2024	3,359,593	$3	40,650,118	$41	$1,025,144	$(171,101)	$4,979	$859,066

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interest	Total
Six Months Ended June 30, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$—	$885,074
Noncontrolling interests from NHT Acquisition	—	—	—	—	—	—	6,873	6,873
Stock-based compensation expense	—	—	145,433	—	1,447	—	—	1,447
Shares issued to Adviser for admin and advisory fees	—	—	378,038	1	2,704	—	—	2,705
Net loss attributable to common shareholders	—	—	—	—	—	(32,486)	—	(32,486)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,894)	(1,894)
Net income attributable to preferred shareholders	—	—	—	—	—	2,310	—	2,310
Common share dividends declared ($0.30 per share)	—	—	1,737,047	2	9,380	(12,035)	—	(2,653)
Preferred share dividends declared ($0.68750 per share)	—	—	—	—	—	(2,310)	—	(2,310)
Balances, June 30, 2024	3,359,593	$3	40,650,118	$41	$1,025,144	$(171,101)	$4,979	$859,066

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
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Six Months Ended June 30, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2022	3,359,593	$3	37,171,807	$37	$999,845	$17,947	$1,017,832
Vesting of stock-based compensation	—	—	—	—	436	—	436
Net loss attributable to common shareholders	—	—	—	—	—	(35,698)	(35,698)
Net loss attributable to preferred shareholders	—	—	—	—	—	2,310	2,310
Common stock dividends declared ($0.30 per share)	—	—	—	—	—	(11,241)	(11,241)
Preferred stock dividends declared ($0.68750 per share)	—	—	—	—	—	(2,310)	(2,310)
Balances, June 30, 2023	3,359,593	$3	37,171,807	$37	$1,000,281	$(28,992)	$971,329
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(32,070)	$(33,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,898	7,108
Amortization of intangible lease assets and liabilities	(525)	(581)
Amortization of deferred financing costs	447	244
Amortization of fair value adjustment of assumed debt	286	—
Paid-in-kind interest ($(2,613) and $0 with related parties, respectively)	(4,748)	(1,961)
Proceeds from paid-in-kind interest on paydowns or sales from investments	2,272	—
Net cash received on derivative settlements	330	—
Realized (gain) loss	21,875	(221)
Net change in unrealized (gain) loss on investments held at fair value ($12,381 and $17,311 with related parties, respectively)	(3,136)	27,972
Unrealized (gain) loss on interest rate derivatives	(81)	—
Equity in (income) losses of unconsolidated ventures ($(370) and $421 with related parties, respectively)	958	(346)
Distributions of earnings from unconsolidated ventures ($502 and $386 with related parties, respectively)	1,787	1,412
Stock-based compensation expense	1,779	436
Cash paid for life settlement premiums	—	(2,532)
Equity security dividends reinvested ($(4,185) and $0 with related parties, respectively)	(4,258)	—
Deferred tax (benefit) expense	(190)	264
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	(356)	(10,720)
Real estate taxes payable	571	2,008
Operating assets	(567)	(5,064)
Operating liabilities	681	(5,480)
Net cash used in operating activities	(8,047)	(20,849)

Cash flows from investing activities
Proceeds from asset redemptions ($1,700 and $0 with related parties, respectively)	1,700	—
Distributions from CLO investments	1,266	—
Proceeds from sale of investments	2,437	25,084
Proceeds from paydowns of investments	5,977	—
Net cash acquired in acquisition of NexPoint Hospitality Trust	42,749	—
Purchases of investments ($(6,632) and $0 with related parties, respectively)	(6,862)	(2,102)
Additions to consolidated real estate investments	(5,045)	(7,348)
Proceeds from life settlement policy maturities	—	2,999
Net cash provided by investing activities	42,222	18,633

Cash flows from financing activities
Proceeds received from notes payable	—	20,000
Mortgage payments	(4,121)	(1,182)
Prime brokerage borrowing	155	9,922
Credit facilities payments	(3,000)	(6,000)
Prime brokerage payments	(588)	(10,428)
Deferred financing costs paid	(385)	(403)
Payments for taxes related to net share settlement of stock-based compensation	(332)	—
Dividends paid to preferred shareholders	(2,310)	(2,310)
Dividends paid to common shareholders	(2,456)	(11,241)
Net cash used in financing activities	(13,037)	(1,642)

Net increase (decrease) in cash, cash equivalents and restricted cash	21,138	(3,858)
Cash, cash equivalents and restricted cash, beginning of period	53,169	48,649
Cash, cash equivalents and restricted cash, end of period	$74,307	$44,791

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,903	$7,053
Income tax paid	$—	$13,700
Supplemental Disclosure of Noncash Activities
Non-cash dividend payment	$9,384	$—
Non-cash advisory fee payment	$2,705	$—
Increase in dividends payable upon vesting of restricted stock units	$197	$—
Real estate investments assumed in acquisition of NexPoint Hospitality Trust	$(167,624)	$—
Investments at fair value assumed in acquisition of NexPoint Hospitality Trust	$(5,000)	$—
Interest rate caps assumed in acquisition of NexPoint Hospitality Trust	$(1,064)	$—
Notes payable assumed in acquisition of NexPoint Hospitality Trust	$50,694	$—
Mortgages payable assumed in acquisition of NexPoint Hospitality Trust	$114,640	$—
Right of use assets assumed in acquisition of NexPoint Hospitality Trust	$(1,465)	$—
Accrued interest payable assumed in acquisition of NexPoint Hospitality Trust	$6,353	$—
Noncontrolling interests assumed in acquisition of NexPoint Hospitality Trust	$6,873	$—
Deconsolidated investments at fair value from the acquisition of NexPoint Hospitality Trust	$24,981	$—
Accounts receivable and other assets assumed in acquisition of NexPoint Hospitality Trust	$(1,305)	$—
Prepaid assets and other assets assumed in acquisition of NexPoint Hospitality Trust	$(1,492)	$—
Accounts payable and other liabilities assumed in acquisition of NexPoint Hospitality Trust	$14,276	$—
Real estate taxes payable assumed in acquisition of NexPoint Hospitality Trust	$1,233	$—
Fair value assets acquired from equity security dividends reinvested	$4,258	$—
Change in capitalized construction costs included in accounts payable and other accrued liabilities	$(410)	$—
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of June 30, 2024, there were 2,000 partnership units of the OP (the “OP Units”) outstanding, of which 100.0% were owned by the Company.
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
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023 and July 22, 2024 (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of June 30, 2024. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
2. Asset Acquisition
NHT Acquisition
On April 10, 2024, NexPoint Real Estate Partners, LLC (“NREP”), an entity advised by an affiliate of the Adviser, and Highland Capital Management, L.P. (“Highland”), a third party, entered into a Purchase Agreement ("Purchase Agreement") whereby Highland agreed to sell, among other things, 2,176,257 units of NexPoint Hospitality Trust (“NHT”) (the “NHT Units”) to NREP. The Purchase Agreement was funded in part by cash of $0.8 million provided to NREP by the Company that was allocated for the sale of the NHT Units. Then on April 19, 2024, the Company, NexPoint Real Estate Opportunities, LLC ("NREO"), a wholly owned subsidiary of the Company, and NREP entered into an Assignment of Interests Agreement whereby NREP distributed, assigned, conveyed, transferred, set over, and delivered to NREO its right to purchase the NHT Units under the Purchase Agreement and all of its rights, title and interest in, to and under the NHT Units, including all voting, consent and financial rights, free and clear of all liens and encumbrances (the “NHT Acquisition”). As a result, the Company owned 53.65% of the outstanding NHT Units and was determined to hold the controlling financial interest in NHT and as a result consolidated NHT. The NHT Acquisition was accounted for as an asset acquisition under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations.
Because the Company does not wholly own NHT, the Company recognized a noncontrolling interest of $6.9 million, which was recorded at fair value when the controlling financial interest was acquired. The Company also recorded an unrealized gain on its previously held interest in NHT of $3.9 million.

The accumulated cost of the acquisition was allocated to the acquired assets and liabilities based on their relative fair values as follows:

Description
Land	$22,673
Buildings and improvements	128,616
Construction in progress	3,613
Furniture, fixtures, and equipment	12,722
Investments, at fair value	5,000
Cash and cash equivalents	38,467
Restricted cash	5,065
Prepaid and other assets	4,001
Right-of-use asset	1,465
Interest-rate cap	1,064
Mortgages payable	(114,640)
Notes payable	(70,529)
Accounts payable and other accrued liabilities	(21,826)
Accrued real estate taxes	(1,233)
Identifiable Net Assets Acquired	$14,458
3. Summary of Significant Accounting Policies
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
Income Taxes
I.Canadian mutual fund status
NHT is a mutual fund trust pursuant to the Income Tax Act (Canada) (the “Tax Act”). Under current tax legislation, a mutual fund trust that is not a specified investment flow-through trust (“SIFT”) pursuant to the Tax Act generally is entitled to deduct distributions of taxable income such that it is not liable to pay Canadian income taxes provided that its taxable income is fully distributed to unitholders. NHT intends to qualify as a mutual fund trust that is not a SIFT and to make distributions not less than the amount necessary to ensure that NHT will not be liable to pay Canadian income taxes.
II.U.S REIT Status
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
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2024, the Company believes it is in compliance with all applicable REIT requirements.

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. Our consolidated net loss before income taxes was $10.2 million and $13.6 million for the three months ended June 30, 2024 and 2023, respectively. Our consolidated net loss before income taxes was $31.2 million and $32.3 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s Consolidated Balance Sheet as of June 30, 2024 consists of a $4.8 million net deferred tax asset at NHF TRS, LLC, a $1.7 million net deferred tax liability at NREO TRS, Inc., a $6.0 million gross deferred tax asset at NHT's TRSs, a gross deferred tax liability of $0.0 million at NHT's TRSs, and a valuation allowance of $6.0 million at NHT's TRSs for a consolidated net deferred tax asset of $3.1 million. The Company's Consolidated Balance Sheet as of December 31, 2023 consisted of a $4.5 million net deferred tax asset at NHF TRS, LLC and a $1.6 million net deferred tax liability at NREO TRS, Inc. for a consolidated net deferred tax asset of $2.9 million.

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three months ended June 30, 2024 and 2023 were (2.97)% and (2.27)%, respectively. Our effective tax rates for the six months ended June 30, 2024 and 2023 were (2.73)% and (3.45)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
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
The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2024 and 2023. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the six months ended June 30, 2024 and 2023.
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows (in thousands):

	For the Period Ended June 30,
	2024		2023
Expected tax at statutory rate	$(6,556)	21.0%	$(6,778)	21.0%
Non-taxable REIT income	7,600	-24.3%	7,628	-23.6%
Change in valuation allowance	(191)	0.6%	264	-0.8%
Total provision	$853	-2.7%	$1,114	-3.5%

Segment Reporting
Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments: NXDT and NHT. The NXDT segment primarily consists of activities focused on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The majority of NXDT’s revenue comprise of Rental income, Dividend income, and Interest income. The NHT segment primarily consists of acquiring additional U.S. located hospitality assets that meet its investment objectives and criteria and seeking to own, renovate and operate its portfolio of income-producing hotel properties. The majority of NHT’s revenue is comprised of revenue from renting rooms and selling food and beverages ("F&B"). Our chief operating decision maker (“CODM”) regularly reviews the performance of our segments based in part on the Net Operating Income (“NOI”). We eliminate any inter-segment transactions and balances upon consolidation.
Leases
The Company’s leasing activities are accounted for under ASC 842, Leases, if an identified contract is, or contains, a lease.
Lessors classify leases as either sales-type, direct financing or operating leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. If none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the underlying asset’s fair value and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. All of the leasing arrangements where the Company is the lessor are classified as operating leases.
Lessees classify leases as either finance or operating leases. A lease is classified as a finance lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for finance lease classification is met. The Company has one finance lease in the NHT segment for a parking space related to the Bradenton Hampton Inn & Suites, which is included in “Right-of-use assets” on the Consolidated Balance Sheets.
Hotel Revenue Recognition
The Company's NHT segment generally recognizes revenue in accordance with ASC 606, Revenue From Contracts with Customers, which requires five steps to evaluate revenue recognition: (i) identify the contract(s) with a customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
Rooms revenue is recognized as the services are rendered to customers and upon completion of the hotel stay, provided there are no material remaining performance obligations required of the Company.
F&B revenue generally consists of goods and ancillary service charges the customer separately chooses to purchase and are recognized generally when the goods or services are provided to the customer.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the ASC 280 disclosure requirements for interim periods. The ASU also explicitly requires public entities with a single reportable segment to provide all segment disclosures under ASC 280, including the new disclosures under ASU 2023-07. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating ASU 2023-07 to determine its impact on the Company's disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation-Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation-General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-01 on its consolidated financial statements and disclosures.
4. Investments in Real Estate Subsidiaries
The Company conducts its operations through the OP and NHT Operating Partnership, LLC ("NHT OP"), which collectively own several real estate properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any variable interest entities ("VIEs") where it is the primary beneficiary. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.
As of June 30, 2024, the Company, through the OP, owned eleven properties through SPEs, including four in the NexPoint Diversified Real Estate Trust segment, and seven in the NexPoint Hospitality Trust segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of June 30, 2024 and 2023:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		June 30, 2024	June 30, 2023
White Rock Center		Dallas, Texas	2013		100%	100%
5916 W Loop 289		Lubbock, Texas	2013		100%	100%
Cityplace Tower		Dallas, Texas	2018		100%	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%	100%
Dallas Hilton Garden Inn	(2)	Dallas, Texas	2014	(3)	54%	N/A
Addison HomeWood Suites	(2)	Addison, Texas	2017	(3)	54%	N/A
Plano HomeWood Suites	(2)	Plano, Texas	2017	(3)	54%	N/A
Las Colinas HomeWood Suites	(2)	Las Colinas, Texas	2017	(3)	54%	N/A
St. Petersburg Marriott	(2)	St. Petersburg, Florida	2018	(3)	54%	N/A
Hyatt Place Park City	(2)	Park City, Utah	2022	(3)	54%	N/A
Bradenton Hampton Inn & Suites	(2)	Bradenton, Florida	2022	(3)	54%	N/A

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2) NHT owns 100% of the properties, and NXDT owns approximately 54% of NHT.
(3) Reflects the date NHT or its predecessor acquired the property.

5. Consolidated Real Estate Investments
As of June 30, 2024, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheet, were as follows (in thousands):

Operating Properties		Land		Buildings and Improvements		Intangible Lease Assets		Intangible Lease Liabilities		Right of use assets	Construction in Progress		Furniture, Fixtures, and Equipment		Totals
White Rock Center		$1,315		$10,471		$1,921		$(101)		$—	$—		$5		$13,611
5916 W Loop 289		1,081		2,938		—		—		—	—		—		4,019
Cityplace Tower		18,812		194,998		9,058		(6,669)		—	19,103		356		235,658
NexPoint Dominion Land, LLC		26,500		—		—		—		—	—		—		26,500
Dallas Hilton Garden Inn		4,116	—	24,398	—	—	—	—	—	—	96	—	1,464	—	30,074
Addison HomeWood Suites		2,576	—	4,934	—	—	—	—	—	—	443	—	824	—	8,777
Plano HomeWood Suites		2,369	—	6,055	—	—	—	—	—	—	27	—	824	—	9,275
Las Colinas HomeWood Suites		3,209	—	14,386	—	—	—	—	—	—	323	—	1,407	—	19,325
St. Petersburg Marriott		5,829	—	33,425	—	—	—	—	—	—	1,714	—	2,298	—	43,266
Hyatt Place Park City		3,737	—	19,759	—	—	—	—	—	—	852	—	3,130	—	27,478
Bradenton Hampton Inn & Suites		837		24,905		—		—		1,465	417		2,826		30,450
HUB Research Triangle Park	0	—	—	—	—	—	—	—	—	—	2,960	—	—		2,960

Accumulated depreciation and amortization		—		(18,968)		(7,388)		2,795		(10)	—		(757)		(24,328)
Total Operating Properties		$70,381		$317,301		$3,591		$(3,975)		$1,455	$25,935		$12,377		$427,065

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
Depreciation expense was $3.7 million and $6.0 million for the three and six months ended June 30, 2024 and $2.3 million and $4.4 million for the three and six months ended June 30, 2023. Amortization expense related to the Company’s intangible lease assets was $0.3 million and $0.6 million for the three and six months ended June 30, 2024 and $1.2 million and $2.5 million for the three and six months ended June 30, 2023. Amortization expense related to the Company's intangible lease liabilities was $0.3 million and $0.6 million for the three and six months ended June 30, 2024 and $0.4 million and $0.7 million for the three and six months ended June 30, 2023. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.2 million and $0.5 million for the three and six months ended June 30, 2024 and $0.4 million and $0.7 million for the three and six months ended June 30, 2023.

Acquisitions
During the six months ended June 30, 2024, as a result of the NHT Acquisition, the Company consolidated the following properties: Dallas Hilton Garden Inn, Addison HomeWood Suites, Plano HomeWood Suites, Las Colinas HomeWood Suites, St. Petersburg Marriott, Hyatt Place Park City, Bradenton Hampton Inn & Suites. There were no acquisitions by the Company for the six months ended June 30, 2023.
6. Debt
Cityplace Debt
The Company has debt on the Cityplace Tower pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. The debt had an original maturity of September 8, 2022, and the Company deferred the maturity date with the lender to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics were met. On May 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by four months to September 8, 2023. Also on May 8, 2023, the parties to the Loan Agreement agreed to convert the index upon which the interest rate is based to the one-month secured overnight financing rate ("SOFR") effective as of the first interest period beginning on or after May 8, 2023. On September 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by six months to March 8, 2024. On March 8, 2024, the lender agreed to defer the maturity of the Cityplace debt by twelve months to March 7, 2025. The debt restructuring per the terms of the Thirteenth Omnibus Amendment Agreement was considered a debt modification. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $141.1 million principal balance outstanding as of June 30, 2024, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. The below table contains summary information related to the mortgages payable (dollars in thousands):

	Outstanding principal as of June 30, 2024	Interest Rate	Maturity Date
Note A-1	$100,275	7.69%	3/7/2025
Note A-2	21,935	11.69%	3/7/2025
Note B-1	12,623	7.69%	3/7/2025
Note B-2	3,134	11.69%	3/7/2025
Mezzanine Note 1	2,761	11.69%	3/7/2025
Mezzanine Note 2	394	11.69%	3/7/2025
Mortgages payable	141,122
Deferred financing costs, net	(244)
Mortgages payable, net	$140,878
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 8.49% as of June 30, 2024 and 8.53% as of December 31, 2023. The one-month SOFR was 5.33% as of June 30, 2024 and 5.35% as of December 31, 2023.
The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2024, the Company believes it is in compliance with all such covenants.

Notes Payable, NXDT Segment
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
Notes Payable, NHT Segment
On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP ("ACORE"). The Note A Loan and Note B Loan are secured by the HGI Property, Addison HomeWood Suites, Plano HomeWood Suites, Las Colinas HomeWood Suites and the St. Pete Property. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on March 1, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on March 1, 2025. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition. As of June 30, 2024, the Note A Loan and the Note B Loan had an outstanding balance of $50.2 million and $24.2 million and effective interest rates of 7.34% and 11.75%, respectively. For the three months ended June 30, 2024, NHT paid $2.0 million and $1.5 million in interest on the Note A Loan and the Note B Loan, respectively.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. The PC & B Loan principal amount reflected its fair value on the date of the NHT Acquisition. The outstanding balance on the PC & B Loan as of June 30, 2024 was $37.3 million, with $2.5 million available to draw on for renovation purposes as of June 30, 2024.
The PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require NHT to comply with affirmative and negative covenants. As of June 30, 2024, NHT is in compliance with all debt covenants.
The NHT OP also entered into several convertible notes with affiliates of the NHT Adviser (as defined in Note 11) since January 8, 2019. The fixed rate notes have rates ranging from 1.82% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance, with the earliest maturing on February 14, 2027 and the latest maturing on September 30th, 2042. Upon the issuance of the convertible notes, the conversion feature resulted in a variable number of Class B Units of NHT OP (the "NHT OP Class B Units") to be issued, and, as such, resulted in a derivative liability. For $11.8 million of the notes, the principal and interest is convertible into NHT OP Class B Units (at the option of their respective holder) at the market price of the NHT Units at the time of conversion any time during the term of the note. For $38.0 million of the notes, the principal of the notes is convertible into NHT OP Class B Units, at prices ranging from $1.60 to $2.50 for a period of five years from its date of issuance (with the expiration of conversion rights ranging from June 25, 2026 to September 30, 2027). One note issued to Highland Global Allocation Fund in the amount of $8.5 million is not convertible into NHT OP Class B Units. On October 30, 2023, the TSX Venture Exchange (the "TSXV") approved the issuance of up to 21,075,012 NHT Units in connection with the redemption of NHT OP Class B Units issued to a holder of notes on conversion of the $38.0 million of notes. With respect to the $11.8 million of notes convertible on the basis of the market price of the NHT Units at the time of the conversion, any issuance of NHT Units in connection with a redemption of NHT OP Class B Units received by holders on a conversion of such notes is subject to the prior approval of the TSXV. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of June 30, 2024, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $51.0 million.
The following table contains summary information concerning the debt of the NHT segment as of June 30, 2024 (dollars in thousands):

	Outstanding principal as of
Debt Payable	June 30, 2024	Interest Rate	Maturity Date	Lender
Note A¹	$50,188	7.34%	3/8/2025	ACORE
Note B¹	24,165	11.80%	3/8/2025	ACORE
PC & B Loan²	37,348	6.70%	2/5/2025	AREEIF Lender, LLC
Convertible Notes Due to Affiliates	58,278	-	2/14/2027 - 9/30/2042	Multiple
	$169,979
Fair market value adjustment, net of accumulated amortization³	(7,298)
Debt payable, net	$162,681

(1)	This debt is secured by the following properties: HGI Property, Addison HomeWood Suites, Plano HomeWood Suites, Las Colinas HomeWood Suites and the St. Pete Property.
(2)	This debt is secured by the following properties: Park City and Bradenton.
(3)	The Company recorded a valuation adjustment of the Convertible Notes Due to Affiliates upon the consolidation of NHT to adjust for the difference between the fair value and the outstanding principal amount of the debt. The difference is amortized into interest expense.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and amended the credit limit to $20.0 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. During the three months ended June 30, 2024, the Company paid down $3.0 million on the Credit Facility. As of June 30, 2024, the Credit Facility had an outstanding balance of $17.0 million and bore interest at the one-month SOFR plus 4.25%. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million. As of June 30, 2024, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on November 21, 2024, with the option to extend the maturity one time by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance. As of June 30, 2024, the NexBank Revolver had an outstanding balance of $20.0 million.
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
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of June 30, 2024, the Company had a margin balance of approximately $1.3 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $10.4 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2024 are as follows (in thousands):

	Mortgages Payable	Credit Facilities	Notes Payable	Prime Brokerage Borrowing	Total
2024	$—	$26,000	$—	$—	$26,000
2025	252,823	11,000	13,250	—	277,073
2026	—	—	—	—	—
2027	—	—	17,833	—	17,833
2028	—	—	—	—	—
Thereafter	—	—	33,147	1,349	34,496
Total	$252,823	$37,000	$64,230	$1,349	$355,402

7. Variable Interest Entities
As of June 30, 2024 and 2023, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

Entities	Instrument	Asset Type	Percentage Ownership as of June 30, 2024		Percentage Ownership as of June 30, 2023	Relationship as of June 30, 2024	Relationship as of June 30, 2023
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%		53.0%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.5%		29.7%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		16.4%	VIE	VIE
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		20.0%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%		16.0%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.4%		11.1%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		30.8%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science	1.3%		1.1%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	100.0%	(1)	N/A	VIE	N/A
(1) The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc. ("NHI"), but it does not own any of the outstanding common stock of NHI.
Consolidated VIEs
The Company did not have any consolidated VIEs as of and for the six months ended June 30, 2024 and 2023.

8. Equity Method Investments
Below is a summary of the Company’s equity method investments as of June 30, 2024 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$10,712		$(9,590)	$20,302	$(13)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	20,635		16,396	4,239	(1,098)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		6,948		7,038	(90)	299
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(9)	12,911		10,488	2,423	707
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Haygood, LLC	LLC interest	N/A	31.0%	(8)	—	(6)	—	—	—
					$63,518		$36,644	$26,874	$(105)
Below is a summary of the Company's investments as of June 30, 2024 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(7)	$66,804	(6)
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.0%	(7)	28,812	(6)
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.4%	(7)	156,659	(6)
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%	(3)	67,256	(6)
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.5%		36,649	(6)
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		46,310	(6)
LLV Holdco, LLC	LLC interest	Land	26.8%		3,211	(6)
					$405,701

Below is a summary of the Company’s equity method investments as of December 31, 2023 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$11,458		$(9,590)	$21,048	$—
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	23,158		17,581	5,577	(426)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,079		7,241	(162)	555
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,256		10,488	1,768	1,441
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Haygood, LLC	LLC interest	N/A	31.0%	(8)	—	(6)	—	—	—
					$66,263		$38,032	$28,231	$1,570
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
Significant Equity Method Investments
For its interim reporting, the Company assesses and presents summarized financial information for its significant equity method investments in accordance with Rule 10-01(b)(1) of Regulation S-X. The following were deemed significant. Beginning with its annual reporting for fiscal year ended December 31, 2023, the Company elected to report the financial information on a three-month lag. NexPoint Real Estate Finance, Inc. ("NREF") and VineBrook Homes Trust, Inc. ("VineBrook") do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities.

The table below presents the summarized statement of operations for the three months ended March 31, 2024 for the Company’s significant equity method investments (dollars in thousands).

	NREF	VineBrook

Revenues
Rental income	$2,087	$88,783
Net interest income	(12,814)	—
Other income	124	1,502
Total revenues	(10,603)	90,285

Expenses
Total expenses	11,026	129,441

Gain (loss) on sales and impairment of real estate	—	(3,887)
Other income (expense)	6,988	(1,028)
Unrealized gain (loss) on derivatives	—	2,773
Total comprehensive income (loss)	$(14,641)	$(41,298)

The table below presents the summarized statement of operations for the six months ended June 30, 2023 for the Company’s significant equity method investments (dollars in thousands).

	NREF	VineBrook

Revenues
Rental income	$2,035	$171,911
Net interest income	8,154	—
Other income	—	2,837
Total revenues	10,189	174,748

Expenses
Total expenses	10,618	243,805

Gain (loss) on sales of real estate	—	(30,454)
Other income (expense)	18,284	(41,910)
Unrealized gain (loss) on derivatives	—	25,852
Total comprehensive income (loss)	$17,855	$(115,569)
9. Fair Value of Financial Instruments
The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of June 30, 2024 (in thousands):

		Fair Value
	Cost Basis	Level 1	Level 2	Level 3	Total
Assets
Bond	$17	$—	$44	$—	$44
CLO	187	—	—	—	—
Common stock	284,598	39,282	—	162,475	201,757
Convertible notes	21,458	—	—	20,824	20,824
LLC interest	71,982	—	—	44,860	44,860
LP interest	330,739	—	66,804	202,969	269,773
Preferred Shares	67,181	—	—	67,181	67,181
Rights and warrants	1,784	—	1,788	—	1,788
Senior loan	49,261	—	39	49,378	49,417
	$827,207	$39,282	$68,675	$547,687	$655,644

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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the six months ended June 30, 2024 (in thousands):

	December 31, 2023	Contributions/ Purchases	Paid in- kind dividends	Transfer Into (Out of) Level 3	Investments (Eliminated) Acquired Through Consolidation¹	Redemptions/ conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	June 30, 2024
CLO	$1,215	$—	$—	$—	$—	$—	$(1,266)	$(22,735)	$22,786	$—
Common stock	176,256	904	—	—	(5,763)	—	—	—	(8,922)	162,475
Convertible notes	42,251	—	—	—	(19,835)	(2,125)	—	—	533	20,824
LLC interest	39,399	157	—	—	5,000	—	—	—	304	44,860
LP interest	195,898	4,185	—	—	—	—	—	—	2,886	202,969
Preferred Shares	66,268	—	2,613	—	—	(1,700)	—	—	—	67,181
Senior loan	46,353	6,500	2,135	—	—	(6,123)	—	574	(61)	49,378
Total	$567,640	$11,746	$4,748	$—	$(20,598)	$(9,948)	$(1,266)	$(22,161)	$17,526	$547,687

(1)	As a result of the NHT consolidation, certain investments were eliminated or acquired.
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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of June 30, 2024.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	$162,475
	Discounted Cash Flow	Discount Rate	7.50%	—	14.10%	(9.35)%
		Market Rent (per sqft)	$12.50	—	$42.00	$(27.25)
		RevPAR	$74.00	—	$119.00	$(92.00)
		Capitalization Rates	5.25%	—	9.50%	(7.67)%
	NAV Approach	Discount Rate		10.00%
	Multiples Analysis	Multiple of EBITDA	3.10x	—	4.10x	(3.60)x
		Multiple of NAV	0.85x	—	1.10x	(0.98)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$841.00
		N/A	$25.31	—	$28.00	$(26.66)
		Discount to NAV	(30.00)%	—	(20.00)%	(25.00)%
		Offer Price per Share		$1.10

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08%	—	11.5%	(8.79)%	20,824
	Option Pricing Model	Volatility	55.00%	—	65.00%	(60.00)%

LLC Interest	Discounted Cash Flow	Discount Rate	7.50%	—	30.50%	14%	44,860
		Market Rent (per sqft)	$12.50	—	$42.00	$(27.25)
		Capitalization Rate		5.25%

LP Interest	Direct Capitalization Approach	Capitalization Rate	3.80%	—	6.70%	5.5%	202,969
	Market Approach	Discount to NAV	(7.50)%	—	(2.50)%	(5.00)%
	Recent Transaction	Price per Share		$20.58

Preferred Shares	Recent Transaction	Price per Share		$1,000			67,181

Senior Loan	Discounted Cash Flow	Discount Rate	12.30%	—	20.00%	(16.15)%	49,378

Total							$547,687

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
Derivative Financial Instruments and Hedging Activities
The NHT segment manages interest rate risks primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.
The NHT segment performs market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The NHT segment has an interest rate cap agreement related to the notes payable on the Park City and Bradenton properties. As of June 30, 2024, the interest rate cap agreements effectively cap one-month SOFR on $37.3 million of the NHT segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%.
To comply with the provisions of ASC 820, Fair Value Measurement, the NHT segment incorporates credit valuation adjustments to appropriately reflect both the NHT segment’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the NHT segment’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the NHT segment and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the NHT segment's derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. Additionally, in the case of interest rate caps, the NHT segment has no performance obligation, so no credit valuation adjustment is necessary. As a result, all of the NHT segment’s derivatives held as of June 30, 2024 were classified as Level 2 of the fair value hierarchy.
Changes in fair value of the interest rate caps are recorded directly as interest expense on the Consolidated Statement of Operations and Comprehensive Income. For the three and six months ended June 30, 2024, NHT recorded $0.1 million, and $0.1 million, respectively, in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps is $0.8 million as of June 30, 2024, and is recorded as interest rate caps in the Consolidated Balance Sheets.
As of June 30, 2024, the NHT segment had the following outstanding interest rate caps:

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	March 5, 2025
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
11. Shareholders’ Equity
Common Shares
As of June 30, 2024, the Company had 40,650,118 common shares, par value $0.001 per share, issued and outstanding. 2,260,518 shares of which were issued during the six months ended June 30, 2024.
During the six months ended June 30, 2024, the Company paid a distribution of $0.15 per share on its common shares on March 28, 2024 to shareholders of record on February 16, 2024, and June 28, 2024 to shareholders of record on May 15, 2024. The dividend paid on March 28, 2024 and June 28, 2024 consisted of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) comprising 20% of the dividend, with the balance being paid in the Company's common shares.
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
During the six months ended June 30, 2024, the Company declared distributions on its Series A Preferred Shares, in the amount of $0.34375 per share, which was paid to holders of Series A Preferred Shares on April 1, 2024, to shareholders of record on March 25, 2024 and July 1, 2024, to shareholders of record on June 24, 2024. The Company sent funding to the transfer agent for the dividend paid on July 1, 2024 prior to June 30, 2024, which was then paid to shareholders on July 1, 2024.
During the six months ended June 30, 2023, the Company declared distributions on its Series A Preferred Shares in the amount of $0.34375 per share, which was paid to holders of Series A Preferred Shares on March 31, 2023 to shareholders of record on March 24, 2023 and in the amount of $0.34375 per share, which was paid to holders of Series A Preferred Shares on June 30, 2023 to shareholders of record on June 23, 2023.

Dividends on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.
Long Term Incentive Plan, NXDT Segment
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
Restricted Share Units. Under the 2023 LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn dividends that are payable in cash on the vesting date. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur. On March 13, 2024, pursuant to the 2023 LTIP, the Company granted 58,490 restricted share units to its trustees and 975,297 restricted share units to its officers and other employees of the Adviser. The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the six months ended June 30, 2024:

	2024
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding January 1, 2024	589,906	$10.45
Granted	1,033,787	6.10
Vested	(178,856)	10.36
Forfeited	(9,371)	6.10
Outstanding June 30, 2024	1,435,466	$7.36
The following table contains information regarding the vesting of restricted share units under the 2023 LTIP for the next five calendar years subsequent to June 30, 2024:

	Shares Vesting
	March	April	Total
2024	—	—	—
2025	299,971	140,404	440,375
2026	241,481	135,323	376,804
2027	241,482	135,323	376,805
2028	241,482	—	241,482
Total	1,024,416	411,050	1,435,466
For the three months ended June 30, 2024 and 2023, the company recognized approximately $0.9 million and $0.4 million, respectively of equity-based compensation expense related to grants of restricted share units. For the six months ended June 30, 2024 and 2023, the Company recognized approximately $1.4 million and $0.4 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of June 30, 2024, the Company had recognized a liability of approximately $0.5 million related to dividends earned on restricted share units that are payable in cash upon vesting. As of June 30, 2024, total unrecognized compensation expense on restricted share units was approximately $9.6 million, and the expense is expected to be recognized over a weighted average vesting period of 2.0 years. As of June 30, 2023, there was no compensation expense on restricted share units.
Incentive Compensation Plan, NHT Segment
NHT has adopted an omnibus equity incentive plan (the “Omnibus Plan”) to allow for the grant of equity incentive awards to key officers and employees of NHT, independent trustees, and key employees of NexPoint Real Estate Advisors VI, L.P. (the "NHT Adviser"). Under the Omnibus Plan, subject to adjustments according to the terms of the plan, the maximum number of NHT Units available for issuance is 3,026,155, representing 20% of the issued and outstanding NHT Units at the time the Omnibus Plan was adopted. On May 21, 2022, the NHT board of trustees determined to suspend the Omnibus Plan.
The Omnibus Plan provides for the granting of deferred units ("DUs") in NHT. On June 28, 2021, NHT granted 339,687 DUs to its independent trustees. On December 13, 2021, NHT granted 210,000 DUs to its independent trustees. These DUs are issued, but not outstanding and vested immediately upon grant.
The Omnibus Plan also provides for the granting of profits interest units ("PIUs") in NHT OP which are convertible to NHT Units. On December 13, 2021, NHT granted 2,475,000 PIUs in the NHT OP to officers of NHT and employees of the NHT Adviser. However, two employees of the NHT Adviser forfeited 120,000 PIUs in November of 2022, leaving the remaining PIUs outstanding at 2,355,000. The PIUs will vest ratably over four years (i.e., 25% per year), however, 50% of the PIUs can vest sooner if the value of the units in the table below is achieved, as determined by a recognized national valuation firm which performs regular valuations of the units. In no case can PIUs vest within one year of grant:

Vesting %	Upon Unit Price Achieving[1]	PIUs Vested
12.50%	$2.00	294,375
12.50%	2.50	294,375
12.50%	3.00	294,375
12.50%	4.00	294,375
Total		1,177,500
(1) Price to be adjusted for dilutive events.

Vesting %	Date	PIUs Vested
25.00%	December 6, 2022	588,750
25.00%	December 6, 2023	588,750
25.00%	December 6, 2024	588,750
25.00%	December 6, 2025	588,750
Total		2,355,000

Description	Units	Fair Value
PIUs vested in the NHT OP, December 31, 2023	1,471,875	$456
Time vesting PIUs	—	(177)
PIUs vested in the NHT OP, June 30, 2024	1,471,875	$279
Upon conversion, grantees of the PIUs will receive NHT OP Class B Units. As of June 30, 2024, 549,687 DUs and 2,355,000 PIUs have been granted under the Omnibus Plan with 121,468 DUs or PIUs remaining that may be granted.
On May 31, 2022, NHT's board of trustees passed a resolution adopting a deferred unit plan (the “Deferred Unit Plan”). The Deferred Unit Plan was subsequently approved by unitholders at the annual general meeting held on June 30, 2022. The maximum number of DUs reserved for issuance under the Deferred Unit Plan at any time is 2,844,256. On

September 11, 2023, NHT granted 1,295,668 DUs to certain independent trustees of NHT, pursuant to the Deferred Unit Plan. The DUs were granted in respect of accrued trustee fees up to the June 30, 2023, in the aggregate amount of $323,917 and pursuant to NHT’s matching program. The DUs granted in respect of trustee fees vested immediately upon grant, while the DUs granted pursuant to the matching program will vest on the first anniversary of the grant date. Since the September 2023 grant would have exceeded the insider participation limits under the Deferred Unit Plan, the grant was subject to the adoption of an amended and restated deferred unit plan (the “Amended and Restated Deferred Unit Plan”), which was subject to approval by the TSXV and an affirmative vote of a simple majority of the votes cast by disinterested unitholders of NHT at the annual and special meetings of unitholders. The Amended and Restated Deferred Unit Plan was approved by the requisite majority of the votes cast by disinterested unitholders of NHT on October 26, 2023 and the grant of DUs on September 11, 2023 was ratified by unitholders at the meeting. The TSXV issued its final acceptance letter in respect of the Amended and Restated Deferred Unit Plan on November 20, 2023. On January 10, 2024, the NHT board of trustees determined to suspend the Amended and Restated Deferred Unit Plan.
As of June 30, 2024, 1,295,688 DUs have been issued under the Amended and Restated Deferred Unit Plan.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Six Months Ended June 30,		Three Months Ended June 30,
		2024	2023	2024	2023
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(32,486)	$(35,698)	$(9,783)	$(15,022)

Denominator for loss per share:
Weighted average common shares outstanding		39,094	37,172	39,616	37,172
Denominator for basic and diluted loss per share		39,094	37,172	39,616	37,172
Weighted average unvested restricted share units		1,210	37	1,435	38
Denominator for diluted loss per share	(1)	39,094	37,172	39,616	37,172

Loss per weighted average common share:
Basic		$(0.83)	$(0.96)	$(0.24)	$(0.40)
Diluted		$(0.83)	$(0.96)	$(0.24)	$(0.40)
(1)     If the Company sustains a net loss for the period presented, unvested restricted share units are not included in the diluted earnings per share calculation.

13. Related Party Transactions
Advisory and Administrative Fees, NXDT Segment
Pursuant to the Advisory Agreement, subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of the Company, and provides investment management services.
As of June 30, 2024 and 2023, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.
On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid in one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2023 annual meeting of shareholders, the Company’s shareholders did not approve issuances in excess of the Share Cap. During the three and six months ended June 30, 2024, we issued 208,117.75 and 378,038.36 common shares to the Adviser in payment of the Fees in an amount of $1.35 million and $2.70 million, respectively.
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
Advisory Fees, NHT Segment
NHT is externally managed by the NHT Adviser. In accordance with the agreement entered into with the NHT Adviser (the “NHT Advisory Agreement”), the Company pays the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value (as defined below). Under the direct supervision of the REIT, the duties performed by NHT’s Adviser under the terms of the NHT Advisory Agreement include, but are not limited to: providing daily management for NHT, selecting and working with third party service providers, overseeing the third party manager, formulating an investment strategy for NHT and selecting suitable properties and investments, managing NHT’s outstanding debt and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the renovation program or overseeing a third party vendor that implements the renovation program. REIT Asset Value means the value of NHT’s total assets, as determined in accordance with International Financial Reporting Standards (IFRS) except that such value shall only consolidate NHT’s and NHT Holdings, LLC assets plus NHT’s pro rata share of leverage at NHT OP. Pursuant to the terms of the NHT Advisory Agreement, NHT will reimburse the NHT Adviser for all documented Operating Expenses and offering expenses it incurs on behalf of NHT. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the NHT Adviser that outside professionals or outside consultants would otherwise perform and NHT’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the NHT Adviser required for NHT’s operations. Operating Expenses do not include expenses for the advisory services described in the NHT Advisory Agreement. Certain Operating Expenses, such as NHT’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the NHT Adviser or its affiliates that relate to the operations of NHT, may be billed monthly to NHT under a shared services agreement.
As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. As of June 30, 2024 there is a remaining payable of advisory fees of $6.8 million.
Reimbursement of Expenses; Expense Cap, NXDT Segment
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
For the three months ended June 30, 2024 and 2023, the Company incurred Administrative Fees and Advisory Fees of $3.2 million and $1.7 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred Administrative Fees and Advisory Fees of $6.4 million and $5.2 million, respectively.
Expense Cap, NHT Segment
Pursuant to the terms of the NHT Advisory Agreement, expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended June 30, 2024, NHT incurred expenses subject to the NHT Expense Cap of $1.0 million.
Internalization Fee, NHT Segment

NHT and/or the NHT OP may elect to acquire all of the outstanding and issued equity interests of the NHT Adviser (an “NHT Adviser Internalization”) by exercising its rights, in its sole discretion, under the NHT Advisory Agreement (subject to certain terms and conditions) to effect an NHT Adviser Internalization. NHT will pay the Adviser a fee equal to three times the prior 12 months’ advisory fees. Such internalization fee is limited to 7.5% of the combined equity value of NHT and the NHT OP on a consolidated basis as of the date of the NHT Adviser Internalization.
Loans from Affiliates
As of June 30, 2024, the NHT OP has entered into several convertible notes with certain affiliates of the NHT Adviser totaling $51.0 million see Note 6 to our consolidated financial statements. The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheet.
Revolving Credit Facility, NXDT Segment
On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50%. The Company drew the $20.0 million on May 22, 2023. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. As of June 30, 2024, the NexBank Revolver had an outstanding balance of $20.0 million.
Guaranties of NexPoint Storage Partners, Inc. Debt
On July 2, 2021, the Company, together with Highland Opportunities and Income Fund (“HFRO”) and Highland Global Allocation Fund (collectively, the “Co-Guarantors”) as limited guarantors, entered into a Guaranty of Recourse Obligations (“SAFStor Recourse Guaranty I”) in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under a Loan Agreement ("SAFStor Loan Agreement I"), in an aggregate principal amount of $235.86 million, for the benefit of entities indirectly owned by SAFStor NREA JV – I, LLC (“SAFStor – I”), SAFStor NREA JV – III, LLC (“SAFStor – III”), SAFStor NREA JV – IV, LLC (“SAFStor – IV”), SAFStor NREA JV – V, LLC (“SAFStor – V”), SAFStor NREA JV – VI, LLC (“SAFStor – VI”), SAFStor NREA JV – VII, LLC (“SAFStor – VII”), and SAFStor NREA JV – VIII, LLC (“SAFStor – VIII”) (collectively, “SAFStor”), pursuant to which the Company and the Co-Guarantors guaranteed certain obligations of SAFStor. On July 2, 2021, the Company also entered a substantively identical guaranty in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement ("SAFStor Mezzanine Loan Agreement I"), in the amount of $6.05 million, for the benefit of entities indirectly owned by SAFStor. On December 8, 2022, NSP completed a transaction that resulted in it acquiring 100% of the equity interest in SAFStor. On April 24, 2023, the Company joined certain separate guaranties previously made in favor of ACORE by the Co-Guarantors pursuant to an Omnibus Amendment to and Reaffirmation of Loan Documents (the “SAFStor Recourse Guaranty II”) in favor of ACORE in its capacity as (i) Administrative Agent for and on behalf of the Lenders under a Loan Agreement (“SAFStor Loan Agreement II”), in an aggregate principal amount of $41.99 million, for the benefit of SAFStor, and (ii) Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement (“SAFStor Mezzanine Loan Agreement II”), in the amount of $1.08 million, for the benefit of entities indirectly owned by SAFStor. Pursuant to the SAFStor Recourse Guaranty I and SAFStor Recourse Guaranty II, the Company guarantees the loss recourse liability and obligation for any Recourse Liabilities (as defined in the respective SAFStor Loan Agreement) arising out of or in connection with certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the respective SAFStor Loan Agreement. The Company also guarantees the full payment of the debt upon the occurrence of any Springing Recourse Events (as defined in the respective SAFStor Loan Agreement), such as if the borrower voluntarily files a bankruptcy or similar liquidation or reorganization action or upon certain other violations of the respective SAFStor Loan Agreement. The guarantees by the Company are limited for loss recourse events, to the loss attributable to properties in which it indirectly owns an interest and for Springing Recourse Events (as defined in the respective SAFStor Loan Agreement) to the pro-rata share of the aggregate liability of all guarantors within the pool of the guarantor properties. As of June 30, 2024, the outstanding balance of the pools of guaranties is $244.44 million.
On September 14, 2022, the Company entered into guaranties (the “BS Guaranties”) for the benefit of JPMorgan Chase Bank, National Association (“JPM”) and any additional or subsequent lenders from time to time (collectively, “BS Lender”) under a loan agreement (the "BS Loan Agreement"), pursuant to which the Company guaranteed certain obligations of the borrowers (“BS Borrower”) under the BS Loan Agreement. The Company, through its ownership in NSP, owns an indirect interest in BS Borrower and entered into the BS Guaranties as a condition of BS Lender lending to

BS Borrower under the BS Loan Agreement. Pursuant to the BS Guaranties, the Company guaranteed certain carrying obligations, including interest payments, of BS Borrower and certain recourse obligations of BS Borrower pertaining to exculpation or indemnification of BS Lender. The BS Guaranties also provide that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by BS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The BS Loan Agreement provides for a single initial advance of the loan in the amount of $221.8 million to BS Borrower on the closing date and provides BS Borrower the right to request additional advances in connection with subsequently acquired properties. Amounts outstanding under the BS Loan Agreement are due and payable on March 9, 2024 which date may, at the option of BS Borrower, be extended for an additional six months upon the satisfaction of certain terms and conditions. On March 8, 2024, the BS Lender agreed to extend the maturity date to March 22, 2024. On March 22, 2024, the BS Lender agreed to extend the maturity date on the two loans to September 9, 2024. Borrowings outstanding under the BS Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising BS Borrower and bear interest at the one-month SOFR, subject to a floor of 0.5%, plus an applicable spread of approximately 4.0% with respect to approximately $133.3 million of principal as of June 30, 2024 and approximately 5.4% with respect to approximately $46.9 million of principal as of June 30, 2024.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NREF, HFRO and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of June 30, 2024. As of June 30, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $11.6 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.
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
Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the three and six months ended June 30, 2024 the Company through its subsidiaries has paid approximately $0.1 million and $0.3 million, respectively, in property management fees to NexVest. For the three and six months ended June 30, 2023, the Company through its subsidiaries has paid approximately $0.2 million and $0.3 million respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for Cityplace Tower also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the three and six months ended June 30, 2024, the SPE holding Cityplace Tower reimbursed $0.4 million and $0.9 million, respectively, to NexVest for these expenses. For the three and six months ended June 30, 2023, the SPE holding Cityplace Tower reimbursed $0.5 million and $0.9 million, respectively, to NexVest for these expenses.
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
The Company is a limited guarantor and an indemnitor on one of NHTs loans with an aggregate principal amount of $74.4 million as of June 30, 2024. NHT is a publicly traded hospitality REIT that is managed by an affiliate of the Adviser. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.
On December 8, 2022, the Company, through NexPoint Real Estate Opportunities, LLC ("NREO"), entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in the joint ventures (the "SAFStor Ventures") with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for approximately 47,064 newly created Class B common operating company units of the NSP OC ("Class B Units"), representing 14.8% of the outstanding combined classes of common units of the NSP OC (the "NSP OC Common Units") immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NSP, of which the Company owns approximately 86,369 shares, or 52.8%, of the outstanding common stock as of June 30, 2024. In connection with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser following which they were wholly owned by a subsidiary of the NSP OC. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of June 30, 2024, the Company owns approximately 47,064 Class B Units, or 29.5%, of the outstanding NSP OC Common Units.
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
NREF OP Promissory Note
On April 19, 2024, the Company, through the OP, loaned $6.5 million to NREF OP IV, L.P. ("NREF OP IV"). In connection with the loan, NREF OP IV issued a promissory note to the OP in the principal amount of $6.5 million bearing interest at 7.535%, which is payable in kind, interest only during the term and matures on April 19, 2029. On June 4, 2024 NREF OP IV paid down $0.6 million in principal. As of June 30, 2024, the outstanding principal balance is $5.9 million. NREF OP IV is a subsidiary of NREF, which is managed by an affiliate of the Adviser.
Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the six months ended and as of June 30, 2024, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Real Estate Finance, Inc.	Common Stock	$28,812	$(4,263)	$—	$—	$2,100	$(2,163)
NexPoint Storage Partners, Inc.	Common Stock	67,256	(932)	—	—	—	(932)
NexPoint Residential Trust, Inc.	Common Stock	3,719	481	—	—	86	567
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	20,824	11	—	—	814	825
NexPoint Storage Partners Operating Company, LLC	LLC Units	36,649	(508)	—	—	—	(508)
SFR WLIF III, LLC	LLC Units	6,948	—	—	370	—	370
Claymore Holdings, LLC	LLC Units	—	(110)	—	—	—	(110)
Allenby, LLC	LLC Units	—	(46)	—	—	—	(46)
Haygood, LLC.	LLC Units	—	—	—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	156,658	7,201	—	—	2,943	10,144

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	66,804	(9,885)	—	—	4,869	(5,016)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	46,310	(4,315)	—	—	1,242	(3,073)
NexAnnuity Holdings, Inc.	Preferred Shares	67,181	—	—	—	2,613	2,613
NexPoint Storage Partners Operating Company, LLC	Promissory Note	4,986	(15)	—	—	134	119
NexPoint SFR Operating Partnership, L.P.	Promissory Note	500	—	—	—	22	22
NREF OP IV, L.P.	Promissory Note	5,900	—	—	—	96	96
Total		$512,547	$(12,381)	$—	$370	$14,919	$2,908

For the six months ended and as of June 30, 2023, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

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

14. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D Preferred Stock remains outstanding as of June 30, 2024. As of June 30, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $11.6 million, and the Company and NREF OP IV REIT SUB, LLC are jointly and severally liable for 85.90% of the guaranteed amount.
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
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $74.4 million outstanding, as of June 30, 2024. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a loan taken by the SPE which owns Cityplace Tower with an aggregate principal amount of $141.1 million as of June 30, 2024. The obligations include a completion guarantee, which is generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of June 30, 2024, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of June 30, 2024, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Claymore, Allenby and Haygood are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.
15. Operating Leases

Lessor Accounting
The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at June 30, 2024 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2024	$4,490
2025	8,955
2026	8,178
2027	7,267
2028	5,080
Thereafter	28,316
Total	$62,286

The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the six months ended June 30, 2024:

For the Six Months Ended June 30, 2024
Tenant	Rental Income
Neiman Marcus Group, LLC	$979
Saputo Dairy Foods	$924
The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the six months ended June 30, 2023:

For the Six Months Ended June 30, 2023
Tenant	Rental Income
Hudson Advisors, LLC	$1,424
16. Segment Information
Reportable Segments
Following the consolidation of NHT, the Company has two reportable segments. For the three and six months ended June 30, 2024, the majority of the Company’s operations are included within the Company’s primary reportable segment, NXDT, as the NHT reportable segment was acquired on April 19, 2024. For the three and six months ended June 30, 2023, the Company had one reportable segment, NXDT. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended June 30,
	2024			2023
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
NexPoint Diversified Real Estate Trust	12,950	12,376	(6,435)	13,880	13,853	(13,867)
NexPoint Hospitality Trust	9,324	9,305	(4,087)	—	—	—
Total Company	$22,274	$21,681	$(10,522)	$13,880	$13,853	$(13,867)

	For the Six Months Ended June 30,
	2024			2023
	Revenues	Expenses	Net loss	Revenues	Expenses	Net loss
NexPoint Diversified Real Estate Trust	25,755	24,912	(27,983)	28,746	26,391	(33,388)
NexPoint Hospitality Trust	9,324	9,305	(4,087)	—	—	—
Total Company	$35,079	$34,217	$(32,070)	$28,746	$26,391	$(33,388)
The following presents select balance sheet data for the reportable segments (in thousands):

	As of June 30, 2024			As of December 31, 2023
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total Company	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total Company
Assets
Gross operating real estate investments	$288,023	$170,139	$458,163	$284,439	$—	$284,439
Accumulated depreciation and amortization	(25,769)	(1,355)	(27,123)	(20,525)	—	(20,525)
Net operating real estate investments	262,255	168,785	431,040	263,914	—	263,914
Net real estate investments	262,255	168,785	431,040	263,914	—	263,914
Other assets	802,036	16,657	818,693	834,422	—	834,422
Total assets	$1,064,291	$185,442	$1,249,733	$1,098,336	$—	$1,098,336
Although the Company considers NOI a useful measure of a segment's or segments' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI. The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the three and six months ended June 30, 2024 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total
Net loss	$(6,435)	$(4,087)	$(10,522)	$(27,983)	$(4,087)	$(32,070)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,174	269	3,443	6,420	269	6,689
Corporate general and administrative expenses	2,625	570	3,195	5,460	570	6,030
Income tax expense	285	18	303	835	18	853
Depreciation and amortization	2,747	1,355	4,102	5,543	1,355	6,898
Interest expense	4,380	3,471	7,851	8,911	3,471	12,382
Non-operating property investment revenue	(8,530)	(374)	(8,904)	(17,261)	(374)	(17,635)
Realized gains (losses) from non-real estate investments	3	—	3	21,875	—	21,875
Change in unrealized (gains) losses from non-real estate investments	3,154	—	3,154	(3,136)	—	(3,136)
Equity in (income) losses of unconsolidated equity method ventures	(196)	—	(196)	958	—	958
NOI	$1,208	$1,221	$2,429	$1,623	$1,221	$2,844

(1)    Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.
17. Subsequent Events
Dividends Declared
On July 27, 2024, the Board approved a quarterly dividend of $0.15 per common share, payable on September 30, 2024 to shareholders of record on August 15, 2024. The dividend on the Company’s common shares consists of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on July 27, 2024, the Board approved a quarterly dividend of $0.34375 per Series A Preferred Share, payable on September 30, 2024 to shareholders of record on September 23, 2024.
NexPoint Semiconductor Manufacturing DST
On July 26, 2024, NREO purchased $14.9 million of LLC interests in NexPoint Semiconductor Manufacturing DST.
NexPoint Life Science II DST
On July 26, 2024, NREO purchased $4.6 million of LLC interests in NexPoint Life Science II DST.
White Rock Center Loan
On August 2, 2024, the Company, through Freedom LHV, LLC (“Freedom LHV”), an indirect subsidiary of the Company, entered into a loan agreement with The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, pursuant to which OSL provided a loan to

Freedom LHV in the aggregate principal amount of $10.0 million (the "OSL Loan"). The OSL loan bears interest at 10.00% per annum, is payable monthly and matures on August 2, 2029.
The OSL Loan is secured by certain real property held by Freedom LHV and is guaranteed by the Company. The loan agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained therein, defaults in payments under any other security instrument, and bankruptcy or other insolvency events.

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
Overview
As of June 30, 2024, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The company has two reportable segments, NXDT and NHT. NXDT represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio (the "NXDT Portfolio"). The NXDT reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The NHT reportable segment represents a minority of the Company's consolidated portfolio (the "NHT Portfolio") and operations and is focused on acquiring additional U.S. located hospitality assets that meet its investment objectives and criteria and seeking to own, renovate and operate its existing portfolio of income-producing hotel properties. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of June 30, 2024, there were 2,000 OP Units outstanding, of which 100% were owned by us.
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
As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. The Company seeks to achieve this objective through the Business Change. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease and retail. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022, April 11, 2023 and July 22, 2024, for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser is wholly owned by our Sponsor.
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
Food and beverage revenue. F&B revenue includes revenue from the NHT Portfolio generated from the sale of food and/or beverage offerings.
Room revenue. Room revenue includes revenue from the NHT Portfolio from renting out rooms to customers.
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
Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement and fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement (see Note 13 to our consolidated financial statements).

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
Income Tax Expense. Income tax expense is primarily derived from taxable gains from asset sales and other income earned from investments held in NXDT's wholly owned TRSs and NHT's TRSs.
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

Real Estate Investments Statistics
As of June 30, 2024, the NXDT segment was invested in two retail properties, and one office and hospitality property (excluding investments in undeveloped land), and the NHT segment consisted of eight hotel properties as listed below:
NXDT Segment:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	June 30, 2024	June 30, 2024
White Rock Center	82,793	Retail		6/13/2013	$1.56	70.2%
5916 W Loop 289	30,140	Retail		7/23/2013	-	—%	(4)
Cityplace Tower	1,365,711	Office & Hospitality	(3)	8/15/2018	$2.17	47.7%
	1,478,644
NHT Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	HGI Property	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Park City	Upscale	Full-Service	2016	122
Hampton Inn & Suites	Bradenton, Florida	Bradenton	Upscale	Select-Service	1926/2016	119
Homewood Suites	Plano, Texas	HWS Plano	Upscale	Extended Stay	1996/2018	99
Homewood Suites	Addison, Texas	HWS Addison	Upscale	Extended Stay	1990/2018	120
Homewood Suites	Irving, Texas	HWS Las Colinas	Upscale	Extended Stay	1990/2018	136
Marriott	St. Petersburg, Florida	St. Pete Property	Upper Upscale	Full-Service	2001/2021	209
Total Rooms:						1,045
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of June 30, 2024, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of June 30, 2024.
(2)Percent occupied is calculated as the rentable square footage occupied as of June 30, 2024, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of June 30, 2024.
(4)The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.

Consolidated Results of Operations for the Three and Six Ended June 30, 2024, and 2023
The three months ended June 30, 2024 as compared to the three months ended June 30, 2023
The following tables set forth a summary of our operating results for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change
Total revenues	$22,274	$13,880	$8,394
Total expenses	(21,681)	(13,853)	(7,828)
Operating income	593	27	566
Interest expense	(7,851)	(3,762)	(4,089)
Equity in income (losses) of unconsolidated ventures	196	422	(226)
Income tax expense	(303)	(308)	5
Change in unrealized gains (losses)	(3,154)	(9,332)	6,178
Realized gains (losses)	(3)	(914)	911
Net income (loss)	(10,522)	(13,867)	3,345
Net (income) loss attributable to preferred shareholders	(1,155)	(1,155)	—
Net (income) loss attributable to noncontrolling interests	1,894	—	1,894
Net income (loss) attributable to common shareholders	$(9,783)	$(15,022)	$5,239

The net loss for the three months ended June 30, 2024 and 2023, primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $4.0 million for the three months ended June 30, 2024, compared to $5.4 million for the three months ended June 30, 2023, which was a decrease of approximately $1.4 million. Rental income decreased between the periods due to a decrease in occupancy at Cityplace Tower.
Rooms. Rooms revenue was $8.2 million for the three months ended June 30, 2024. All rooms revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Food and beverage. F&B revenue was $0.8 million for the three months ended June 30, 2024. All F&B revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Interest and dividends. Interest and dividends totaled $8.9 million for the three months ended June 30, 2024, compared to $8.4 million for the three months ended June 30, 2023, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to an increase in dividend income.
Other income. Other income was approximately $373.0 thousand for the three months ended June 30, 2024, compared to $22.0 thousand for the three months ended June 30, 2023, which was an increase of approximately $351.0 thousand. The increase between the periods was primarily due to the consolidation of NHT.
Expenses
Property operating expenses. Property operating expenses were $6.8 million for the three months ended June 30, 2024, compared to $2.5 million for the three months ended June 30, 2023, which was an increase of approximately $4.3 million. The increase between the periods was primarily due to the consolidation of NHT.
Property management fees. Property management fees were $0.2 million for the three months ended June 30, 2024, compared to $0.2 million for the three months ended June 30, 2023.

Real estate taxes and insurance. Real estate taxes and insurance costs were $1.8 million for the three months ended June 30, 2024, compared to $1.3 million for the three months ended June 30, 2023, which was an increase of approximately $0.5 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower. The increase between the periods was primarily due to the consolidation of NHT.
Advisory and administrative fees. For the three months ended June 30, 2024, the Company incurred administrative fees and advisory fees of $3.4 million. For the three months ended June 30, 2023, the Company incurred administrative fees and advisory fees of $3.6 million, inclusive of $0.4 million in expenses that were waived and cannot be recouped by the Adviser. The Expense Cap expired on June 30, 2023. The decrease between the three months ended June 30, 2024 and the three months ended June 30, 2023, is primarily attributed to a decrease in total assets used to calculate the administrative and advisory Fees, offset by an addition in fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement from the NHT Acquisition.
Property general and administrative expenses. Property general and administrative expenses were $2.2 million for the three months ended June 30, 2024, compared to $1.0 million for the three months ended June 30, 2023, which was an increase of approximately $1.2 million. The increase between the periods is primarily attributed to the consolidation of NHT. Property general and administrative expenses consist primarily of expenses from our investment in Cityplace Tower and NHT properties.
Corporate general and administrative expenses. Corporate general and administrative expenses were $3.2 million for the three months ended June 30, 2024, compared to $2.3 million for the three months ended June 30, 2023, which was an increase of approximately $0.9 million. The increase between the periods was primarily due to the consolidation of NHT.
Conversion expenses. Conversion expenses were $0.0 million for the three months ended June 30, 2024, compared to $1.3 million for the three months ended June 30, 2023, which was a decrease of approximately $1.3 million. The decrease between the periods was due to the completion of the Business Change, which resulted in a reduction in conversion-related expenses and associated fees.
Depreciation and amortization. Depreciation and amortization costs were $4.1 million for the three months ended June 30, 2024, compared to $3.6 million for the three months ended June 30, 2023, which was an increase of approximately $0.5 million. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets. The increase between the periods was primarily due to the consolidation of NHT.
Other Income and Expense
Interest expense. Interest expense was $7.9 million for the three months ended June 30, 2024, compared to $3.8 million for the three months ended June 30, 2023, which was an increase of approximately $4.1 million. The increase between the periods, was primarily due to the consolidation of NHT.
Equity in income (losses) of unconsolidated ventures. Equity in losses of unconsolidated ventures was $0.2 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023, which was a decrease of approximately $0.2 million. The decrease between periods was primarily due to a decrease in net income at Marriot Uptown.
Income tax expense. The Company has recorded income tax expense (benefit) of $0.5 million associated with the TRSs for the three months ended June 30, 2024, and $0.3 million associated with the TRSs for the three months ended June 30, 2023. The tax expense for the three months ended June 30, 2024 is partially offset by the annual change in valuation allowance on a deferred tax asset of $0.2 million for a net expense of $0.3 million for the three months ended June 30, 2024, that is recorded on the Consolidated Statement of Operations and Comprehensive Income.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(3.2) million for the three months ended June 30, 2024, compared to $(9.3) million for the three months ended June 30, 2023, which was an increase of approximately $6.1 million. The gains for the three months ended June 30, 2024 were largely driven by mark-to-market gains on common units of VineBrook Homes Operating Partnership, L.P. ("VB OP") of $9.7 million, offset by IQHQ LP interests of $5.4 million, NREF OP Units of $3.1 million, and NREF common stock of $1.3 million. The losses for the three months ended June 30, 2023 were primarily driven by mark-to-market losses on common units of NexPoint SFR Operating Partnership, L.P. ("SFR OP") of $4.8 million, mark-to-market losses on NHT common stock of $4.7 million and losses on VB OP common units of $4.6 million.
Realized gains (losses). Realized gains (losses) were $0.0 million for the three months ended June 30, 2024, compared to $(0.9) million for the three months ended June 30, 2023, which was an increase of approximately $0.9 million. The realized losses for the three months ended June 30, 2023 was primarily driven by realized losses on sales of equity positions.
The six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	For the Six Months Ended June 30,
	2024	2023	$ Change
Total revenues	$35,079	$28,746	$6,333
Total expenses	(34,217)	(26,391)	(7,826)
Operating income	862	2,355	(1,493)
Interest expense	(12,382)	(7,224)	(5,158)
Equity in income (losses) of unconsolidated ventures	(958)	346	(1,304)
Income tax expense	(853)	(1,114)	261
Change in unrealized gains (losses)	3,136	(27,972)	31,108
Realized gains (losses)	(21,875)	221	(22,096)
Net income (loss)	(32,070)	(33,388)	1,318
Net (income) loss attributable to preferred shareholders	(2,310)	(2,310)	—
Net (income) loss attributable to noncontrolling interests	1,894	—	1,894
Net income (loss) attributable to common shareholders	$(32,486)	$(35,698)	$3,212

The net loss for the six months ended June 30, 2024 and 2023, primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $8.0 million for the six months ended June 30, 2024, compared to $10.1 million for the six months ended June 30, 2023, which was a decrease of approximately $2.1 million. Rental income decreased between the periods due to a decrease in occupancy at Cityplace Tower.
Rooms revenue. Rooms revenue was $8.2 million for the six months ended June 30, 2024. All rooms revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Food and beverage revenue. F&B revenue was $0.8 million for the six months ended June 30, 2024. All F&B revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Interest and dividends. Interest and dividends totaled $17.6 million for the six months ended June 30, 2024, compared to $18.6 million for the six months ended June 30, 2023, which was a decrease of approximately $0.9 million. The decrease between the periods was attributed to a decrease in dividends from CLO equity investments.
Other income. Other income was approximately $0.40 million for the six months ended June 30, 2024, compared to $0.03 million for the six months ended June 30, 2023, which was an increase of approximately $0.37 million. The increase between the periods was attributed to the NHT consolidation.
Expenses
Property operating expenses. Property operating expenses were $8.3 million for the six months ended June 30, 2024, compared to $4.0 million for the six months ended June 30, 2023, which was an increase of approximately $4.3 million. The increase between the periods was primarily due to the NHT consolidation.

Property management fees. Property management fees were $0.4 million for the six months ended June 30, 2024, compared to $0.4 million for the six months ended June 30, 2023.
Real estate taxes and insurance. Real estate taxes and insurance costs were $3.0 million for the six months ended June 30, 2024, compared to $2.7 million for the six months ended June 30, 2023, which was an increase of approximately $0.3 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower. The increase between the periods was primarily due to the consolidation of NHT.
Advisory and administrative fees. For the six months ended June 30, 2024, the Company incurred administrative fees and advisory fees of $6.7 million. For the six months ended June 30, 2023, the Company incurred administrative fees and advisory fees of $5.2 million, inclusive of $2.0 million in expenses that were waived and cannot be recouped by the Adviser. The Expense Cap expired on June 30, 2023. The increase between the six months ended June 30, 2024 and the six months ended June 30, 2023, is primarily attributed to the addition of fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement from the NHT Acquisition.
Property general and administrative expenses. Property general and administrative expenses were $2.9 million for the six months ended June 30, 2024, compared to $1.8 million for the six months ended June 30, 2023, which was an increase of approximately $1.1 million. The increase between the periods is primarily attributed to the NHT consolidation.
Corporate general and administrative expenses. Corporate general and administrative expenses were $6.0 million for the six months ended June 30, 2024, compared to $3.7 million for the six months ended June 30, 2023, which was an increase of approximately $2.3 million. The increase between periods was primarily due to an increase in accounting and audit fees.
Conversion expenses. Conversion expenses were $0.0 million for the six months ended June 30, 2024, compared to $1.4 million for the six months ended June 30, 2023, which was a decrease of approximately $(1.4) million. The decrease between the periods was primarily due to a decrease in expenses related to the Business Change.
Depreciation and amortization. Depreciation and amortization costs were $6.9 million for the six months ended June 30, 2024, compared to $7.1 million for the six months ended June 30, 2023, which was a decrease of approximately $0.2 million. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets. The decrease between the periods was primarily due to the NHT consolidation.
Other Income and Expense
Interest expense. Interest expense was $12.4 million for the six months ended June 30, 2024, compared to $7.2 million for the six months ended June 30, 2023, which was an increase of approximately $5.2 million. The increase between the periods was primarily due to the NHT consolidation.
Equity in income (losses) of unconsolidated ventures. Equity in losses of unconsolidated ventures was $(1.0) million for the six months ended June 30, 2024, compared to $0.3 million for the six months ended June 30, 2023, which was a decrease of approximately $(1.3) million. The decrease between periods was primarily due to a decrease in net income at Marriot Uptown.
Income tax expense. The Company has recorded income tax expense (benefit) of $1.0 million associated with the TRSs for the six months ended June 30, 2024 and $1.1 million associated with the TRSs for the six months ended June 30, 2023. The tax expense for the three months ended June 30, 2024 is partially offset by the annual change in valuation allowance on a deferred tax asset of $0.2 million for a net expense of $0.8 million for the six months ended June 30, 2024, that is recorded on the Consolidated Statement of Operations and Comprehensive Income.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $3.1 million for the six months ended June 30, 2024, compared to $(28.0) million for the six months ended June 30, 2023, which was an increase of approximately $31.1 million. The gains for the six months ended June 30, 2024 were largely driven by redemptions of the legacy CLO positions, which generated realized losses and a positive change in unrealized, mark-to-market gains on VB OP Units of $7.2 million, offset by NREF OP Units of $9.8 million, and NREF common stock of $7.3 million. The losses for the six months ended June 30, 2023 were primarily driven by mark-to-market losses on common units of SFR OP of $4.8 million, mark-to-market losses on NHT common stock of $4.7 million and losses on VB OP common units of $4.6 million.
Realized gains (losses). Realized gains (losses) were $(21.9) million for the six months ended June 30, 2024, compared to $0.2 million for the six months ended June 30, 2023, which was a decrease of approximately $(22.1) million. The losses for the six months ended June 30, 2024 were primarily driven by realized losses on the legacy CLOs of $22.8 million. The gains for the six months ended June 30, 2023 were primarily driven by a realized gains on the sale of equities of $1.1 million.
Non-GAAP Measurements
Consolidated Net Operating Income and Same Store Net Operating Income
Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties between segments and to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory fees and administrative fees, (3) the impact of depreciation and amortization, (4) corporate general and administrative expenses, (5) income tax expenses, (6) conversion expenses, (7) non-operating property investment revenue, (8) realized and change in unrealized gains (losses) generated from non-real estate investments, and (9) equity in income (losses) of unconsolidated equity method ventures.
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

Consolidated NOI and Same Store NOI for the Three and Six Months Ended June 30, 2024 and 2023
The following table, which has not been adjusted for the effects of noncontrolling interests ("NCI"), reconciles our NOI for the three and six months ended June 30, 2024 and 2023 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended June 30	For the Three Months Ended June 30	For the Six Months Ended June 30	For the Six Months Ended June 30
	2024	2023	2024	2023
Net loss	$(10,522)	$(13,867)	$(32,070)	$(33,388)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,443	1,660	6,689	5,238
Corporate general and administrative expenses	3,195	2,252	6,030	3,748
Conversion expenses	—	1,281	—	1,444
Income tax expense	303	308	853	1,114
Depreciation and amortization	4,102	3,584	6,898	7,108
Interest expense	7,851	3,762	12,382	7,224
Non-operating property investment revenue¹	(8,904)	(8,441)	(17,635)	(18,578)
Realized gains (losses) from non-real estate investments	3	914	21,875	(221)
Change in unrealized (gains) losses from non-real estate investments	3,154	9,332	(3,136)	27,972
Equity in (income) losses of unconsolidated equity method ventures	(196)	(422)	958	(346)
NOI	$2,429	$363	$2,844	$1,315
Less Non-Same Store
Revenues	$(12,986)	$(5,064)	$(16,739)	$(9,446)
Operating expenses	10,805	4,955	14,312	8,599
Same Store NOI	$247	$254	$418	$468

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the three and six months ended June 30, 2024 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total
Net loss	$(6,435)	$(4,087)	$(10,522)	$(27,983)	$(4,087)	$(32,070)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,174	269	3,443	6,420	269	6,689
Corporate general and administrative expenses	2,625	570	3,195	5,460	570	6,030
Income tax expense	285	18	303	835	18	853
Depreciation and amortization	2,747	1,355	4,102	5,543	1,355	6,898
Interest expense	4,380	3,471	7,851	8,911	3,471	12,382
Non-operating property investment revenue¹	(8,530)	(374)	(8,904)	(17,261)	(374)	(17,635)
Realized gains (losses) from non-real estate investments	3	—	3	21,875	—	21,875
Change in unrealized (gains) losses from non-real estate investments	3,154	—	3,154	(3,136)	—	(3,136)
Equity in (income) losses of unconsolidated equity method ventures	(196)	—	(196)	958	—	958
NOI	$1,208	$1,221	$2,429	$1,623	$1,221	$2,844
Less Non-Same Store
Revenues	$(3,974)	$(9,012)	$(12,986)	$(7,726)	$(9,012)	$(16,739)
Operating expenses	3,692	7,112	10,805	7,200	7,112	14,312
Same Store NOI	$926	$(679)	$247	$1,097	$(679)	$418

(1)    Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.
Consolidated NOI for Our Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2024 and 2023
There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three months ended June 30, 2024, and 2023 (our "Same Store" properties). Our Same Store properties exclude Cityplace Tower as of June 30, 2024 and 2023, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude the NHT segment, as the properties in that segment were not held in the comparable period.
The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2024 and 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$386	$374	$12	3.2%
Same Store revenues	707	722	(15)	-2.1%
Non-Same Store
Rental income	3,600	5,042	(1,442)	-28.6%
Other income	374	22	352	1604.3%	(1)
Rooms	8,200	—	8,200	—%
Food and beverage	812	—	812	—%
Non-Same Store revenues	12,986	5,064	7,922	156.4%	(1)
Total revenues	13,372	5,438	7,934	145.9%	(1)

Operating expenses
Same Store
Property operating expenses	39	26	13	50.0%
Real estate taxes and insurance	66	63	3	4.8%
Property management fees	21	19	2	10.5%
Property general and administrative expenses	14	13	1	7.7%
Same Store operating expenses	139	121	19	15.7%
Non-Same Store
Property operating expenses	6,717	2,493	4,224	169.4%	(1)
Real estate taxes and insurance	1,708	1,277	431	33.8%
Property management fees	166	173	(7)	-4.0%
Property general and administrative expenses	2,214	1,012	1,202	118.8%	(1)
Non-Same Store operating expenses	10,805	4,955	5,850	118.0%	(1)
Total operating expenses	10,944	5,076	5,869	115.6%	(1)

NOI
Same Store	247	254	(8)	-3.1%
Non-Same Store	2,182	109	2,073	1898.2%	(1)
Total NOI	$2,428	$363	$2,065	569.4%	(1)
(1)    Denotes that the significant percentage change in the current period comparison is primarily attributed to the consolidation of NHT.
Consolidated Same Store Results of Operations for the Three Months Ended June 30, 2024 and 2023
As of June 30, 2024, our Same Store properties were approximately 51.5% leased with a weighted average monthly effective occupied rent per square foot of $1.14, compared to 75.4% leased with a weighted average monthly effective rent per square foot of $1.21 as of June 30, 2023. For our Same Store properties, we recorded the following operating results for the three months ended June 30, 2024 and 2023.
Revenues
Rental Income. Rental income was $0.4 million for the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023.
Expenses
Property operating expenses. Property operating expenses were $39.0 thousand for the three months ended June 30, 2024, compared to $25.8 thousand for the three months ended June 30, 2023, which was an increase of approximately $13.0 thousand. The majority of the increase between the three months ended June 30, 2024 and the three months ended June 30, 2023 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $66.1 thousand for the three months ended June 30, 2024, compared to $62.8 thousand for the three months ended June 30, 2023, which was an increase of approximately $3.3 thousand or 0.7%. The majority of the increase between the three months ended June 30, 2024 and the three months ended June 30, 2023 is related to an increase in the property tax budget.
Property management fees. Property management fees were $20.5 thousand for the three months ended June 30, 2024, compared to $18.5 thousand for the three months ended June 30, 2023, which was an increase of approximately $2.0 thousand, or 5.6%. The increase between the three months ended June 30, 2024 and the three months ended June 30, 2023 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $13.5 thousand for the three months ended June 30, 2024, compared to $13.5 thousand for the three months ended June 30, 2023.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2024 and 2023
The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2024 and 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30
	2024	2023		$ Change	% Change
Revenues
Same Store
Rental income	$707	$374		$12	3.2%
Same Store revenues	707	722		(15)	-2.1%
Non-Same Store
Rental income	7,325	9,415		(2,090)	-22.2%
Other income	402	31		371	1198.2%	(1)
Rooms	8,200	—		8,200	—%
Food and beverage	812	—		812	—%
Non-Same Store revenues	16,739	9,446		7,293	77.2%	(1)
Total revenues	17,446	10,168		7,278	71.6%	(1)

Operating expenses
Same Store
Property operating expenses	88	50		38	75.6%
Real estate taxes and insurance	146	145		1	0.7%
Property management fees	38	36		2	5.6%
Property general and administrative expenses	17	23		(7)	-26.1%
Same Store operating expenses	288	254		34	13.8%
Non-Same Store
Property operating expenses	8,246	3,976		4,269	107.4%	(1)
Real estate taxes and insurance	2,868	2,552		316	12.4%
Property management fees	324	326		(2)	-0.6%
Property general and administrative expenses	2,875	1,745		1,130	64.8%	(1)
Non-Same Store operating expenses	14,312	8,599		5,713	66.4%	(1)
Total operating expenses	14,601	8,853		5,747	64.9%	(1)

NOI
Same Store	419	468		(49)	-10.7%
Non-Same Store	2,426	847	0	1,580	186.4%	(1)
Total NOI	$2,845	$1,315		$1,531	116.3%	(1)
(1)    Denotes that the significant percentage change in the current period comparison is primarily attributed to the consolidation of NHT.
See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three and Six Months Ended June 30, 2024 and 2023.”

Consolidated Same Store Results of Operations for the Six Months Ended June 30, 2024 and 2023
As of June 30, 2024, our Same Store properties were approximately 51.5% leased with a weighted average monthly effective occupied rent per square foot of $1.14, compared to 75.4% leased with a weighted average monthly effective rent per square foot of $1.21 as of June 30, 2023. For our Same Store properties, we recorded the following operating results for the six months ended June 30, 2024 and 2023.
Revenues
Rental Income. Rental income was $0.7 million for the six months ended June 30, 2024, compared to $0.7 million for the six months ended June 30, 2023.
Expenses
Property operating expenses. Property operating expenses were $88.0 thousand for the six months ended June 30, 2024, compared to $50.1 thousand for the six months ended June 30, 2023, which was an increase of approximately $37.9 thousand or 75.6%. The majority of the increase between the six months ended June 30, 2024 and the six months ended June 30, 2023 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $145.9 thousand for the six months ended June 30, 2024, compared to $144.9 thousand for the six months ended June 30, 2023, which was an increase of approximately $1.0 thousand or 0.7%, which was an increase of approximately $3.0 thousand, or 4.8%. The majority of the increase between the six months ended June 30, 2024 and the six months ended June 30, 2023 is related to an increase in the property tax budget.
Property management fees. Property management fees were $37.5 thousand for the six months ended June 30, 2024, compared to $35.7 thousand for the six months ended June 30, 2023, which was an increase of approximately $1.8 thousand, or 5.6%. The increase between the six months ended June 30, 2024 and the six months ended June 30, 2023 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $16.8 thousand for the six months ended June 30, 2024, compared to $23.4 thousand for the six months ended June 30, 2023, which was a decrease of approximately $6.7 thousand, or (26.1)%. The majority of the decrease between the six months ended June 30, 2024 and the six months ended June 30, 2023 is related to a decrease in professional fees.
Consolidated FFO and AFFO
We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.
Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. We compute FFO attributable to common shareholders as net income (loss), excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and realized gains (losses). Our calculation of FFO differs slightly from NAREIT's definition of FFO because we exclude realized gains (losses). We believe the exclusion of realized gains (losses) is appropriate because these realized gains (losses) are not related to our real estate properties. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to redeemable non-controlling interests in NHT and we show the combined amounts attributable to such non-controlling interests as an adjustment to arrive at FFO attributable to common shareholders.
AFFO makes certain adjustments to FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts

FFO to remove items such as equity based compensation expense and the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, non-controlling interests (as described above) related to these items, and change in unrealized gains (losses). We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.
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
The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

		For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30	For the Six Months Ended June 30
		2024	2023	2024	2023	% Change (1)
Net income (loss)		$(10,522)	$(13,867)	$(32,070)	$(33,388)	-3.9%
Depreciation and amortization		4,102	3,584	6,898	7,108	-3.0%
Realized (gains) losses		3	914	21,875	(221)	N/M
Adjustment for noncontrolling interests		1,266	—	1,266	—	—%
FFO		(5,151)	(9,369)	(2,031)	(26,501)	N/M
Distributions to preferred shareholders		(1,155)	(1,155)	(2,310)	(2,310)	—%
FFO attributable to common shareholders		(6,306)	(10,524)	(4,341)	(28,811)	N/M

FFO per share - basic		$(0.16)	$(0.29)	$(0.11)	$(0.78)	N/M
FFO per share - diluted		$(0.16)	$(0.28)	$(0.11)	$(0.77)	N/M

Equity-based compensation expense		1,232	436	1,779	436	N/M
Amortization of deferred financing costs - long term debt		(176)	230	(447)	(244)	N/M
Change in unrealized (gains) losses		3,154	9,332	(3,136)	27,972	N/M
AFFO attributable to common shareholders		(2,096)	(526)	(6,145)	(647)	N/M

AFFO per share - basic		$(0.05)	$(0.02)	$(0.16)	$(0.02)	N/M
AFFO per share - diluted		$(0.05)	$(0.02)	$(0.16)	$(0.02)	N/M

Weighted average common shares outstanding - basic		39,616	37,172	39,094	37,172	5.2%
Weighted average common shares outstanding - diluted	(2)	41,062	37,755	39,321	37,465	5.0%

Dividends declared per common share		$0.15	$0.15	$0.30	$0.30	—%
Net income (loss) coverage	(3)	-1.77x	-2.49x	-2.73x	-2.99x	-13.54%
FFO Coverage - diluted	(3)	-1.07x	-1.85x	-0.37x	-2.56x	N/M
AFFO Coverage - diluted	(3)	-0.34x	-0.16x	-0.52x	-0.06x	N/M

(1) Represents the percentage change for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
(2) The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(3) Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended June 30, 2024 as compared to the three months ended June 30, 2023
FFO was $(5.2) million for the three months ended June 30, 2024, compared to $(9.4) million for the three months ended June 30, 2023, which was an increase of approximately $4.2 million. The change in our FFO between the three months ended June 30, 2024 and the three months ended June 30, 2023 primarily relates to the redemptions of the CLO positions, which reclassified the change in unrealized to realized gains (losses) of approximately $22.8 million.
AFFO was $(2.1) million for the three months ended June 30, 2024, compared to $(0.5) million for the three months ended June 30, 2023, which was a decrease of approximately $1.6 million. The change in our AFFO between the three months ended June 30, 2024 and the three months ended June 30, 2023 primarily relates an increase in revenue from the NHT consolidation.
The six months ended June 30, 2024 as compared to the six months ended June 30, 2023
FFO was $(2.0) million for the six months ended June 30, 2024, compared to $(26.5) million for the six months ended June 30, 2023, which was an increase of approximately $24.5 million. The change in our FFO between the six months ended June 30, 2024 and the six months ended June 30, 2023 primarily relates to the redemptions of the CLO positions, which reclassified the change in unrealized to realized gains (losses) of approximately $22.8 million.
AFFO was $(6.1) million for the six months ended June 30, 2024, compared to $(0.6) million for the six months ended June 30, 2023, which was a decrease of approximately $(5.5) million. The change in our AFFO between the six months ended June 30, 2024 and the six months ended June 30, 2023 primarily relates to the redemptions of the CLO positions, which reclassified the change in unrealized to realized gains (losses) of approximately $22.8 million.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures including:
•capital expenditures to continue the ongoing development of Cityplace Tower;
•capital expenditures necessary to maintain the NHT hotel properties;
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance and, if necessary, future debt or equity issuances. As of June 30, 2024, we had $28.4 million of cash available to meet our short-term liquidity requirements. As of June 30, 2024, we also had $34.8 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of June 30, 2024, we also had $1.0 million of restricted cash held in reserve by the lender on the NexBank Revolver. These reserves are to be used for future interest payments on the debt facility. As of June 30, 2024, we also had $10.2 million of restricted cash reserves associated with the NHT segment for brand-mandated Performance Improvement Plan (“PIPs”) and furniture, fixtures and equipment upgrades arising from the execution of the Company’s franchise agreement and future insurance and property tax expenses.
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
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following June 30, 2024.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended June 30
	2024	2023
Net cash used in operating activities	$(8,047)	$(20,849)
Net cash provided by investing activities	42,222	18,633
Net cash used in financing activities	(13,037)	(1,642)
Net decrease in cash, cash equivalents and restricted cash	21,138	(3,858)
Cash, cash equivalents and restricted cash, beginning of period	53,169	48,649
Cash, cash equivalents and restricted cash, end of period	$74,307	$44,791
Cash flows from operating activities. During the six months ended June 30, 2024, net cash provided by (used in) operating activities was $(8.0) million, compared to net cash provided by operating activities of $(20.8) million for the six months ended June 30, 2023. The change in cash flows from operating activities was mainly attributable to a decrease in income taxes payable, life settlement premiums and accounts payable.
Cash flows from investing activities. During the six months ended June 30, 2024, net cash provided by investing activities was $42.2 million, compared to net cash provided by investing activities of $18.6 million for the six months ended June 30, 2023. The change in cash flows from investing activities was mainly due to the net cash acquired from the NHT Acquisition during the period.

Cash flows from financing activities. During the six months ended June 30, 2024, net cash used in financing activities was $(13.0) million, compared to net cash used in financing activities of $(1.6) million for the six months ended June 30, 2023. The change in cash flows from financing activities was due to a decrease in proceeds received from credit facilities, which was partially offset by a decrease in cash payments for dividends to common shareholders.
Debt
Mortgage Debt
As of June 30, 2024, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $141.1 million at a weighted average interest rate of 8.49%. See Note 6 to our consolidated financial statements for additional information.
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
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility ("Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. As of June 30, 2024, the Credit Facility bore interest at the one-month SOFR plus 4.25%. During the six months ended June 30, 2024, the Company paid down $3.0 million on the Credit Facility. As of June 30, 2024, the Credit Facility had an outstanding balance of $17.0 million. For additional information regarding our Credit Facility, see Note 6 to our consolidated financial statements.
The Credit Facility will mature on October 7, 2025 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.
Revolving Credit Facility

On May 22, 2023, the Company entered into the revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million. As of June 30, 2024, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on November 21, 2024, with the option to extend the maturity up to one time by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. In order to extend the debt, the Company must give at the latest, a 60 day notice to the lender, as well as fund the interest reserve account up to a six-month reserve. As of June 30, 2024, the NexBank Revolver had an outstanding balance of $20.0 million. As of June 30, 2024, the Company held $1.0 million in restricted cash in the interest reserve account.
Notes Payable, NHT Segment
On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with Acore. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on March 1, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on March 1, 2025. As of June 30, 2024, the Note A Loan and Note B Loan had an outstanding balance of $50.2 million and $24.2 million and effective interest rates of 7.34% and 11.75%, respectively.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC and matures on February 5, 2025. The outstanding balance on the PC & B Loan at June 30, 2024 was $37.3 million, with $2.5 million available to draw on for renovation purposes as of June 30, 2024.
The PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require NHT to comply with affirmative and negative covenants. As of June 30, 2024, NHT is in compliance with all debt covenants.
The NHT OP also entered into several convertible notes with affiliates of the NHT Adviser since January 8, 2019. The fixed rate notes have rates ranging from 1.82% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance. As of June 30, 2024, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $51.0 million.

Obligations, Commitments and Investment Opportunities
The following table summarizes our contractual obligations and commitments as of June 30, 2024 for the next five calendar years subsequent to June 30, 2024.

	Payments Due by Period (in thousands)
	Total		2024	2025	2026	2027	2028	Thereafter
Property Level Debt
Principal payments	$266,073		$—	$266,073	$—	$—	$—	$—
Interest expense	12,723		9,878	2,846	—	—	—	—
Total	$278,796		$9,878	$268,919	$—	$—	$—	$—

Prime Brokerage Borrowing
Principal payments	$1,349		$—	$—	$—	$—	$—	$1,349	(1)
Interest expense	395		79	79	79	79	79	—	(1)
Total	$1,744		$79	$79	$79	$79	$79	$1,349

Preferred Shares
Dividend payments	N/A	(2)	$(2,310)	$(4,620)	$(4,620)	$(4,620)	$(4,620)	N/A	(2)

Credit Facility
Principal payments	$87,980		$26,000	$11,000	$—	$—	$—	$50,980
Interest expense	2,708		2,269	439	—	—	—	—
Total	$90,688		$28,269	$11,439	$—	$—	$—	$50,980

Total contractual obligations and commitments	$371,229		$35,916	$275,817	$(4,541)	$(4,541)	$(4,541)	$52,329
(1)Assumes no additional borrowings or repayments. The Prime Brokerage (as defined below) balance has no stated maturity date.
(2)The Series A Preferred Shares are perpetual.
NXDT Advisory Agreement
As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser the Fees, which includes the Advisory Fee equal to 1.00% of Managed Assets and the Administrative Fee equal to 0.20% of the Company’s Managed Assets. The Advisory Agreement provides that the Administrative Fees shall be paid in cash and the monthly installment of the Advisory Fees shall be paid one-half in cash and one-half in common shares of the Company, subject to certain restrictions. For additional information, see Note 13 to our consolidated financial statements.
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
As of June 30, 2024, a total of $3.1 million in Fees to the Adviser have been waived to comply with the Expense Cap. For the three and six months ended June 30, 2024, the Company expensed $3.4 million and $6.7 million, respectively, related to the Fees. Of this $3.4 million, $1.4 million is related to shares that were, or is expected to be issued in lieu of cash, and $2.0 million that was, or is expected to be paid in cash. Of this $6.7 million, $2.7 million is related to shares that were, or are expected to be issued in lieu of cash, and $4.0 million that was, or is expected to be paid in cash.
NHT Advisory Agreement
As consideration for the NHT Adviser’s services under the NHT Advisory Agreement, we pay the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value. Pursuant to the terms of the NHT Advisory Agreement, NHT will reimburse the NHT Adviser for all documented Operating Expenses and offering expenses it incurs on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From April 19, 2024 to June 30, 2024, NHT incurred expenses subject to the NHT Expense Cap of $1.0 million.
NHT and/or the NHT OP may elect to acquire all of the outstanding and issued equity interests of the NHT Adviser (the “Internalization”) by exercising its rights, in its sole discretion, under the NHT Advisory Agreement (subject to certain terms and conditions) to effect the Internalization. NHT will pay the NHT Adviser a fee equal to three times the prior 12 months’ advisory fee as consideration for an Internalization (the “Internalization Fee”). The Internalization Fee is limited to 7.5% of the combined equity value of NHT and the NHT OP on a consolidated basis as of the date of the Internalization. The Internalization has not occurred as of June 30, 2024.
Alewife Holdings Loan
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
IQHQ Promissory Note and Warrant
On May 23, 2024, NexPoint Bridge Investor I, LLC (“Bridge Investor I”), an entity owned by an affiliate of the Adviser, entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement (“Purchase Agreement”) whereby IQHQ, LP issued and sold to Bridge Investor I Secured Convertible Promissory Note (the “IQHQ Promissory Note”) with a purchase commitment of $150 million. The IQHQ Promissory Note bears interest at 16.5%, which is payable in kind, and matures on May 23, 2025, which may be extended up to two times for a period of six months after each extension at the option of IQHQ, LP upon payment of an extension fee. The IQHQ Promissory Note will automatically convert into Series E preferred stock of IQHQ, Inc. upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Purchase Agreement, IQHQ Holdings, LP (“IQHQ Holdings”) also issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (the “IQHQ Warrant”). The IQHQ Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings representing up to 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings if the IQHQ Promissory Note is fully funded. The IQHQ Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation. The OP and certain entities advised by affiliates of our Adviser (the “IQHQ Participating Purchasers”) own common equity in IQHQ Holdings and/or IQHQ LP and NREF owns Series D-1 preferred stock in IQHQ, Inc., which is the limited partner in IQHQ, LP.
In connection with the Purchase Agreement, the OP, NREF, through certain subsidiaries, and the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the OP and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the IQHQ Promissory Note and IQHQ Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser will have the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ LP organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, the OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. NREF would be required to fund any amounts not funded by the IQHQ Participating Purchasers and the OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay NREF or the OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to NREF or the OP, if applicable, on and after the date of such payment. A portion of the IQHQ Warrant is allocated in accordance with the pro rata funding of the IQHQ Promissory Note. As of the date hereof, the OP has not funded any amounts.
Income Taxes
I.Canadian mutual fund status
NHT is a mutual fund trust pursuant to the Tax Act. Under current tax legislation, a mutual fund trust that is not a SIFT pursuant to the Tax Act is entitled to deduct distributions of taxable income such that it is not liable to pay Canadian income taxes provided that its taxable income is fully distributed to unitholders. NHT intends to qualify as a mutual fund trust that is not a SIFT and to make distributions not less than the amount necessary to ensure that NHT will not be liable to pay Canadian income taxes.
II.U.S REIT Status
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $1.0 million associated with the TRSs for the three months ended June 30, 2024, which is largely driven by income from the Company’s legacy CLO investments and investments in debt instruments not secured by mortgages on real property. The tax expense is decreased by the annual change in valuation allowance on a deferred tax asset of $0.2 million for a net expense of $0.8 million for the three months ended June 30, 2024, that is recorded on the Consolidated Statement of Operations and Comprehensive Income.
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain

Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of June 30, 2024, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of June 30, 2024 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2024. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
We will make dividend payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a dividend on our common shares of $0.15 per share which was paid on June 28, 2024 to shareholders of record on May 15, 2024. Our Board declared a dividend on our Series A Preferred Shares of $0.34375 per share which was sent to the transfer agent prior to June 30, 2024, and paid on July 1, 2024, to shareholders of record on June 24, 2024. We expect that dividends on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
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
Off-Balance Sheet Arrangements
As of June 30, 2024, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments
The Company is the guarantor on three secured loans to, and dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser, with the secured loans having an aggregate principal amount of approximately $536.7 million outstanding as of June 30, 2024. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 13 to our consolidated financial statements for additional information.
The Company is also the guarantor on two pools of loans of SAFStor, Inc. ("SAFStor"), an entity that NSP acquired 100% of the equity interest of on December 8, 2022. The Company guarantees the loss recourse liability and obligation for any Recourse Liabilities (as defined below) arising out or in connection with certain bad acts. The Company also guarantees the full payment of the debt, upon the occurrence of any Springing Recourse Events (as defined below). As of June 30, 2024 the outstanding balance of the pools of guaranties is $244.4 million. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 13 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $74.4 million as of June 30, 2024. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace’s loans with an aggregate principal amount of $141.1 million as of June 30, 2024. The obligations include a completion guarantee, which is generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of June 30, 2024, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
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
See Note 3 to our consolidated financial statements, “Summary of Significant Accounting Policies”, for further discussion of our accounting estimates and policies.
Valuation of Level 3 Fair Valued Investments
As of June 30, 2024, approximately 43.8% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 9 to our consolidated financial statements, “Fair Value of Derivatives and Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the three and six months ended June 30, 2024, the unrealized gains (loss) related to the change in fair value of level 3 investments is $(8.5) million and $7.8 million, respectively. See Note 9 to our consolidated financial statements for additional disclosures regarding the valuation of level 3 fair valued investments.
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
Inflation has had a significant impact in the regions in which the NHT segment holds properties, causing a decrease in the willingness of the general population to travel and reduced occupancy, the effect of which may continue to impact NHT’s operations.
Implications of being a Smaller Reporting Company
As of June 30, 2024, we are a "smaller reporting company" as defined in the Exchange Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2024.
NHT is not a wholly owned subsidiary of the Company and NHT can change its financing strategy or leverage policies without consent of its unitholders, including the Company.
As a result of the NHT Acquisition, as of April 19, 2024, the Company owned 53.65% of the outstanding NHT Units and was determined to hold the controlling financial interest in NHT and consolidates NHT under applicable accounting rules.
Currently, NHT is governed by a board of trustees that is separate from the Company’s Board of Trustees and the day-to-day operations of NHT are conducted by Aimbridge Hospitality Holdings, LLC (the “Manager”), subject to oversight of the NHT board of trustees and the NHT Adviser. None of the foregoing are required to consult or receive consent of the NHT unitholders, including the Company, before changing NHT’s financing strategy or leverage policies with respect to originations, growth, operation, capitalization and distributions, which could result in an investment portfolio with a different risk profile than that of the Company’s existing investment portfolio or of a portfolio comprised of NHT’s target investments.
As a unitholder in NHT, the Company generally has the ability to exercise rights of a unitholder to change the members of the board of trustees so as to affect changes at the management and operational level, however, the ability of the Company to affect changes at NHT’s management and operational level could require significant costs and resources and be limited because NHT is listed on the TSXV. In order to change the members of NHT’s board of trustees, the Company would have to exercise its rights as unitholder to call a special meeting, remove the existing trustees and nominate and elect new trustees in compliance with NHT’s organizational documents. Because NHT is listed on the TSXV, there would also be filings and mailings to all unitholders required in connection with a special meeting of NHT and the nominees for trustee would need to comply with TSXV listing requirements, including independence standards, that may limit the Company’s ability to actual affect changes at NHT’s management and operational level.
NHT is also externally managed by the NHT Adviser pursuant to the NHT Advisory Agreement, which can only be terminated by NHT (i) upon a breach of the NHT Advisory Agreement by the NHT Adviser, after 60 days' written notice without payment of a termination fee (provided that no such notice shall be required in the event of fraud, misappropriation of funds, gross negligence, general assignment for the benefit of creditors or bankruptcy of the NHT Adviser), (ii) upon a "Cause Event" (as defined in the NHT Advisory Agreement) or (iii) for convenience on 180 days' written notice. In the event of termination for convenience or non-renewal of the NHT Advisory Agreement, the NHT Adviser will be entitled to compensation equal to three times the advisory fee, paid to the NHT Adviser over the last 12 months subject to a cap at 7.5% of the combined equity value of NHT and the NHT OP on a consolidated basis as of the date the NHT Advisory Agreement is terminated.
NHT relies on the NHT Adviser’s expertise in identifying acquisition opportunities, transaction execution, administrative services and asset management and hotel operations management capabilities. Consequently, NHT’s ability to achieve its investment objectives depends in large part on the NHT Adviser and its ability to advise NHT. This means that NHT’s investments are dependent upon the NHT Adviser’s business contacts within the U.S. lodging sector, its ability to successfully hire, train, supervise and manage personnel that have strong knowledge of real estate and the hotel industry in particular and its ability to operate its business in a manner that supports NHT. If NHT were to lose the services provided by the Advisor or its key personnel or if the NHT Adviser or Manager fails to perform its obligations under its agreements with NHT, NHT’s investments and growth prospects may decline, and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s investments and growth prospects may also decline.
In addition, for NHT to qualify as a real estate investment trust for U.S. federal income tax purposes, it is not permitted to operate or manage any of the hotel properties. As a result, certain of NHT’s TRSs have entered into hotel management agreements with the Manager to operate the hotel properties. For this reason, NHT is unable to directly implement strategic business decisions with respect to the daily operation and marketing of the hotel properties, such as decisions with respect to the setting of room rates, food and beverage pricing, and certain similar matters. Although NHT consults with the Manager with respect to strategic business plans, the Manager is under no obligation to implement any of NHT’s recommendations with respect to these matters.
Changes in NHT’s investment strategy or guidelines, financing strategy or leverage policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions could adversely affect NHT’s business, results of operations and financial conditions and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s results of operations and financial condition. Further, the ability of the Company to affect changes at NHT’s management and operational level are limited by TSXV listing requirements and existing agreements with the NHT Adviser and the Manager that could require significant resources and costs to change.
Risk Factors Related to the Hotel and Lodging Industry
The Company’s hotel properties may be adversely affected by various risks common to the hospitality and lodging industry.
All real property investments are subject to a degree of risk and uncertainty and are affected by various factors, including general economic conditions and local real estate markets. The business of the NHT segment may be adversely affected by various operating risks common to the hotel industry, including competition; over-building; dependence on business travel and tourism; changes in taxes and governmental regulations that influence or set wages, prices or interest rates; availability and cost of capital necessary to fund investments, capital expenditures and service interest, principal or other debt obligations; changes in operating costs, shortages of labor, risks of unionization of labor, increases in the costs of food and liquor; receipt and/or maintenance of licenses and permits with local authorities; relationships with brand franchisors; the ability of other lodging alternatives to attract and retain customers; changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, and building structure and building system, health, or hygiene issues rendering properties uninhabitable on a temporary or long term basis. Any of these factors could limit or reduce the prices charged for NHT's products or services and, as a result, any of these factors can reduce NHT's profits and limit opportunities for growth. A decrease in NHT’s profitability could adversely affect the Company’s results of operations and financial condition as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024.
The hotel industry is cyclical and changes in economic conditions, consumer behavior and the travel and tourism industries may impact the demand for the Company’s hotel properties.
The hotel industry is cyclical. Macroeconomic and other factors beyond NHT’s control can reduce demand for lodging products and services, including demand for rooms at properties owned and managed by the Company. These factors include changes and volatility in general economic conditions, including: the severity and duration of any downturn in the U.S. or global economy and financial markets; changes in the desirability of particular locations or travel patterns of customers; decreased corporate budgets and spending; low consumer confidence; depressed housing prices; financial condition of the airline and other transportation-related industries and its impact on travel; oil prices and travel costs; and cyclical over-building in the hotel ownership industry. These factors can adversely affect individual properties, particular regions or the NHT segment’s business as a whole. Any one or more of these factors could limit or reduce the demand, or the rates NHT’s properties are able to charge for rooms or services or the prices at which NHT is able to sell any hotel property, which could adversely affect the Company’s results of operations and financial condition as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024.
Advances in technology and the growing use of online travel agencies may lead to increased costs and competition and lead to changes in consumer behavior.

The hotel industry may be affected by advances in technology. Consumers’ growing use of internet travel intermediaries (“OTAs”) and alternative lodging marketplaces may adversely affect NHT’s profitability. NHT’s hotel guest rooms may be booked through OTAs such as Expedia.com, Travelocity.com, Hotels.com, etc. As guest bookings through OTAs increase, these intermediaries may be able to obtain higher commissions, reduced room rates and other significant contract concessions from the Company. Moreover, OTAs attempt to influence consumer choice behavior by increasing the visibility and importance of price, reviews and general indicators of quality (descriptors such as “four-star lakeside hotel”) at the expense of brand identification on their websites and mobile applications. OTAs attract consumers by offering innovation, ease of use platforms, multiple travel products, membership programs, the ability to package travel products across different suppliers (such as car rental, guest room booking, activities tickets etc.) in one transaction, and other marketing techniques. OTAs hope that consumers will eventually develop loyalties to their online reservation system rather than to the brands under which hotel properties are franchised. The increasing reliance of consumers on online intermediaries and the continued expansion in technologies may negatively impact the strength of NHT’s partner brands, traditional distribution platforms and profit margins.
Advances in technology have made alternative lodging accommodations a direct source of competition to the hotel industry. Alternative lodging marketplaces, such as Airbnb and VRBO, operate websites and mobile applications that market available furnished, privately-owned residential properties, including homes, condominiums and vacation homes, that can be rented on a nightly, weekly or monthly basis. The influx of these lodging accommodations traditionally not available to consumers and the increased acceptance of these options by consumers may lead to a reduction in demand for conventional hotel guest rooms and to an increase in supply of lodging alternatives. If the use of alternative lodging marketplaces significantly increases, particularly among NHT’s key customer and location segments, its profitability may be adversely affected, which could adversely affect the Company’s results of operations and financial condition as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024.
The NHT segment faces competition from other hotels and alternative lodging providers within the immediate vicinity of and in the broader geographic region where NHT’s hotels may be located.
The lodging sector is highly competitive. NHT faces competition from a number of sources, including from Airbnb and from other hotels located in the immediate vicinity of and in the broader geographic areas where NHT’s hotels are and may be located. NHT’s hotel properties compete on the basis of location, room rates, quality, service levels, reputation and reservations systems, among many factors. NHT also faces competition from alternative lodging options such as Airbnb that have and may continue to add guest accommodations that compete with hotel inventory. OTAs may capture a greater share of guest bookings, which would have a negative impact on the strength of brands and their distribution platforms, while also adding to NHT’s expenses in the form of fees to the OTAs. Such competition may reduce occupancy rates and revenues of NHT and could have an adverse effect on the Company’s business, cash flows, financial condition and results of operations. Increases in the cost to NHT of acquiring hotel properties may adversely affect the ability of NHT to acquire such properties on favorable terms and may otherwise have an adverse effect on the Company’s results of operations and financial condition as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024.
The hotel industry is subject to seasonal changes, which may cause fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels.
The seasonality of the hotel industry could have a material adverse effect on NHT. The hotel industry is seasonal in nature, which can be expected to cause quarterly fluctuations in revenues. NHT’s earnings may be adversely affected by factors outside NHT’s control, including weather conditions and poor economic factors in certain markets in which NHT operates. This seasonality can be expected to cause periodic fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels. NHT can provide no assurances that cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. A decrease in cash flows in the NHT segment could adversely affect NHT’s results of operations and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s results of operations and financial condition.
Risk Factors Related to the Business of NHT
All of the hotels owned by NHT are operated pursuant to franchise agreements with nationally recognized hotel brands and changes in the market perception of such brands may impact the desirability of NHT’s hotels to consumers.
The NHT segment operates all of its hotels pursuant to franchise or license agreements with nationally recognized hotel brands. NHT’s management believes that building brand value is critical to increased demand and the strengthening of customer loyalty. All of the hotels in the NHT segment utilize brands owned by Hilton, Marriott or Hyatt. Consequently, if market recognition or the positive perception of Hilton, Marriott or Hyatt is reduced or compromised, the goodwill associated with the Hilton, Marriott or Hyatt-branded hotels in the NHT Portfolio may be adversely affected. Franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of NHT’s hotels in order to maintain uniformity within the franchisor system. NHT may be required to incur costs to comply with these standards and these standards could potentially conflict with NHT’s ability to create specific business plans tailored to each property and to each market. Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement. Upon any such termination, NHT would be required to rebrand the hotel, which could result in substantial relicensing or rebranding costs, a decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm NHT’s relationship with the franchisor, impeding NHT’s ability to operate other hotels under the same brand. If any of the foregoing were to occur, it could have a material adverse effect on NHT and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s results of operations and financial condition.
As part of its hotel business, NHT and its franchise partners are required to collect and maintain certain information about hotel employees and customers, which subjects us to risks associated with cybersecurity breaches and compliance with privacy regulations.
NHT, through the independent contractors affiliated with the Manager, and its franchise partners are required to collect and maintain personal information about hotel employees and, through third-party providers, collect information about customers in connection with the processing of credit and debt transactions and as part of certain of NHT’s marketing programs. The collection and use of such information is regulated in the U.S. at the federal and state levels and in Canada at the federal and provincial levels, and the regulatory environment in these and other jurisdictions related to information security and privacy is increasingly demanding. At the same time, NHT will rely increasingly on cloud computing and other technologies that result in third parties holding customer or hotel employee information on NHT’s behalf. If the security of NHT’s, its franchise partners’ or third party providers’ information systems used to store or process such information is compromised, or if NHT or such third parties otherwise fail to comply with applicable laws and regulations, NHT or its franchise partners could face litigation and the imposition of penalties that could adversely affect NHT’s financial performance and the Company’s results of operations and financial conditions. The brand reputations of NHT’s franchise partners could also be adversely affected from these types of security breaches or regulatory violations, which could impair revenues or the ability to attract and retain qualified hotel personnel.
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. The security measures put in place by NHT or its franchise partners cannot provide absolute security, and NHT and its franchise partners’ information technology infrastructure may be vulnerable to similar or other criminal cyber-attacks or data security incidents, including, ransom of data, such as, without limitation, resident and/or employee information, due to employee error, malfeasance, or other vulnerabilities. Any such incident could compromise NHT’s or such franchise partner’s networks, and the information stored by NHT or such franchise partner could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to NHT’s assets, or other harm. Moreover, if a data security incident or breach affects NHT’s systems or such franchise partner’s systems or results in the unauthorized release of personally identifiable information, NHT’s or such franchise partner’s reputation and brand could be materially damaged and NHT may be exposed to a risk of loss or litigation and possible liability, including, without limitation, loss related to the fact that agreements with such franchise partners or such franchise partner’s financial condition, may not allow NHT to recover all costs related to a cyber breach for which they alone or they and NHT should be jointly responsible for, which could result in a material adverse effect on NHT’s business, results of operations and financial condition and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s results of operations and financial condition.
In the future, the Company and its franchise partners may expend additional resources to continue to enhance information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that NHT or its franchise partners will not suffer a data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on NHT’s systems or the systems of its franchise partners, or that any such incident will be discovered in a timely manner. Further, the techniques used by criminals to obtain unauthorized access to sensitive data, such as phishing and other forms of human engineering, are increasing in sophistication and are often novel or change frequently; accordingly, NHT and its franchise partners may be unable to anticipate these techniques or implement adequate preventative measures.

Fixed Costs and Capital Expenditures
As a matter of conducting business in the ordinary course, certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs, and related charges, must be made throughout the period of ownership of real property regardless of whether a property is producing sufficient income to pay such expenses. In order to retain desirable hotel destinations and to generate adequate revenue over the long term, NHT must maintain or, in some cases, improve a property’s condition to meet market demand. These maintenance and improvement costs may be significant and may be costs NHT is unable to pass on to its hotel guests. NHT is also subject to utility and property tax risk relating to increased costs that NHT may experience as a result of higher resource prices as well as its exposure to significant increases in property taxes. There is a risk that property taxes may be raised as a result of revaluations of properties and their adherent tax rates. In some instances, enhancements to properties may result in significant increases in property assessments following a revaluation. Additionally, utility expenses, mainly consisting of natural gas and electricity service charges, have previously been subject to considerable price fluctuations. NHT may incur general liability related to guests on its properties for which it is found negligent, or for claims that are otherwise not fully covered by insurance. Any significant increase in these resource costs may have an adverse effect on NHT’s business, cash flows, financial condition, and results of operations and ability to make distributions to NHT’s unitholders, and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s cash flow results of operations and financial condition.
Litigation Risks
In the normal course of NHT’s operations, whether directly or indirectly, it may become involved in, named as a party to, or the subject of various legal proceedings, including regulatory proceedings, tax proceedings, and legal actions relating to personal injuries, property damage, property taxes, land rights, the environment, and contract disputes. The outcome with respect to outstanding, pending, or future proceedings cannot be predicted with certainty and may be determined in a manner adverse to NHT and, as a result, could have a material adverse effect on NHT’s assets, liabilities, business, financial condition, and results of operations. Even if NHT prevails in any such legal proceeding, the proceedings could be costly and time-consuming and may divert the attention of management and key personnel from NHT’s business operations, which could have a material adverse effect on NHT’s business, cash flows, financial condition, and results of operations, and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s cash flow results of operations and financial condition.
Litigation at the Property Level
The acquisition, ownership, and disposition of real property carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by NHT or its subsidiaries in relation to activities that took place prior to NHT’s acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such buyer should be awarded due diligence expenses incurred or damages for misrepresentation relating to disclosures made, if such buyer is passed over in favor of another as part of NHT’s efforts to maximize sale proceeds. Similarly, successful buyers may later sue NHT under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.
Limitations on Sale
NHT may be required to expend funds to correct defects or to make improvements before a property can be sold. No assurance can be given that NHT will have funds available to correct such defects or to make such improvements. In acquiring a property, NHT may agree to lock-out provisions that materially restrict it from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property or debt or other contracts that are not prepayable or terminable and must be assumed by a buyer. These provisions would restrict NHT’s ability to sell a property. These factors and any others that would impede NHT’s ability to respond to adverse changes in the performance of its properties could significantly affect NHT’s financial condition and operating results and decrease the amount of cash available for distribution to NHT’s unitholders. Additionally, franchisors need to approve replacement franchisees upon a sale and there is no assurance NHT will be able to locate buyers who are approved franchisees.
Tax-Related Risk Factors

Canadian Tax Risks
a.NHT’s taxable status on its worldwide income in both Canada and the U.S. could affect the amount of funds it has available for distribution — NHT is resident in Canada for purposes of the Tax Act and is treated as a domestic corporation in the U.S. under the Code. As a result, NHT is generally taxable on its worldwide income in both Canada and the U.S. However, in both jurisdictions, NHT generally will not be subject to tax on the portion of its income that it distributes to its unitholder (subject to certain limitations and exceptions). Management of the Company is of the view that the status of NHT as taxable in both Canada and the U.S. is not likely to give rise to any material adverse consequences in the future as it is not anticipated that NHT will be subject to material income tax in either Canada or the U.S. Nevertheless, NHT’s status as taxable on its worldwide income in both Canada and the U.S. could, in certain circumstances, have a material adverse effect on the Company and investors. As a result of NHT being resident in both Canada and the U.S., withholding taxes of both Canada and the U.S. will be relevant to distributions by NHT and could result in double taxation to certain investors in NHT and other consequences.
b.There can be no assurance that Canadian federal income tax laws respecting mutual fund trusts will not be changed in a way that adversely affects NHT — NHT intends to qualify as a “unit trust” and a “mutual fund trust” for purposes of the Tax Act. There can be no assurance that Canadian federal income tax laws and the administrative policies and practices of the Canada Revenue Agency ("CRA") respecting the treatment of mutual fund trusts will not be changed in a manner that adversely affects NHT and the Company. Should NHT cease to qualify as a mutual fund trust under the Tax Act, current Canadian income tax considerations could be materially and adversely different in certain respects.
c.If the rules applicable to SIFTS were to apply to NHT, they could affect the amount of funds available to NHT for distribution — The rules applicable to SIFTs (the “SIFT Rules”) will apply to a trust that is a SIFT. NHT will not be considered to be a SIFT in respect of a particular taxable year and, accordingly, will not be subject to the SIFT Rules in that year, if it does not own any non-portfolio property and does not carry on business in Canada in that year. NHT has not and does not currently intend to own any non-portfolio property nor carry on a business in Canada.
If the SIFT Rules were to apply to NHT, they could adversely affect the marketability of investments in NHT, and the amount of cash available for distribution and the after-tax return to investors in NHT (including the Company).
d.NHT may realize foreign accrual property income for purposes of the Tax Act — Any foreign actual property income (“FAPI”) earned directly or indirectly by any controlled foreign affiliate of NHT must be included in computing the income of NHT for the fiscal year of NHT in which the taxation year of such controlled foreign affiliate ends (including in accordance with the stub-period FAPI rules), subject to a deduction for grossed-up foreign actual tax (“FAT”) as computed in accordance with the Tax Act. It is not anticipated that the deduction for grossed-up FAT will materially offset any FAPI realized by NHT, and accordingly, any FAPI realized generally will increase the allocation of income by NHT to investors. In addition, as FAPI generally must be computed in accordance with Part I of the Tax Act as though the controlled foreign affiliate were a resident of Canada (subject to the detailed rules contained in the Tax Act), income or transactions may be taxed differently under foreign tax rules as compared to the FAPI rules and, accordingly, may result in additional income being allocated to investors. For example, certain transactions that do not give rise to taxable income under the Code may still give rise to FAPI for purposes of the Tax Act.If the rules applicable to SIFTS were to apply to NHT, they could affect the amount of funds available to NHT for distribution — The rules applicable to SIFTs (the “SIFT Rules”) will apply to a trust that is a SIFT. NHT will not be considered to be a SIFT in respect of a particular taxable year and, accordingly, will not be subject to the SIFT Rules in that year, if it does not own any non-portfolio property and does not carry on business in Canada in that year. NHT has not and does not currently intend to own any non-portfolio property nor carry on a business in Canada.
e.Canadian withholding tax may apply to non-Canadian Investors — The Tax Act may impose additional withholding or other taxes on distributions made by NHT to investors in NHT (including the Company) who are non-residents of Canada for the purposes of the Tax Act. These taxes and any reduction thereof under a tax treaty between Canada and another country may change from time to time.
f.Income or gains may be realized by NHT as a result of currency fluctuations — For purposes of the Tax Act, NHT generally is required to compute its Canadian tax results, including any FAPI earned, using Canadian currency. Where an amount that is relevant in computing a taxpayer’s Canadian tax results is expressed in a currency other than Canadian currency, such amount must be converted into Canadian dollars using the appropriate exchange rate determined in accordance with the detailed rules in the Tax Act in that regard. As a result, NHT may realize gains and losses for tax purposes and FAPI by virtue of the fluctuation of the value of foreign currencies relative to Canadian dollars.
g.Changes in Canadian tax laws could impact NHT and its investors — There can be no assurance that Canadian federal income tax laws, the judicial interpretation thereof, the terms of any treaty, or the administrative practices and policies of the CRA and the Department of Finance (Canada) will not be changed in a manner that adversely affects NHT or investors in NHT (including the Company). Any such change could increase the amount of tax payable by NHT or its affiliates or could otherwise adversely affect investors in NHT by reducing the amount available to pay distributions or changing the tax treatment applicable to investors in respect of such distributions.
h.NHT may be subject to a tax on repurchases of equity — Recent amendments to the Tax Act impose a tax on certain repurchases of equity (the “Equity Repurchase Rules”), effective for transactions that occur after 2023. Under the Equity Repurchase Rules, NHT will generally be subject to a 2% tax on the value of NHT’s equity repurchases (i.e., redemptions) in a taxation year (net of cash subscriptions received by NHT in that taxation year). If NHT is subject to tax under the Equity Repurchase Rules, the after-tax return to its investors could be reduced.
U.S. Tax Risks
There is limited guidance relating to the application of Section 7874 of the Code and if NHT were deemed a non-U.S. corporation for U.S. federal income tax purposes, NHT would fail to qualify as a real estate investment trust, causing adverse tax consequences — NHT relies on Section 7874 of the Code to be classified as a domestic corporation for U.S. federal income tax purposes. For U.S. federal income tax purposes, an entity taxed as a corporation is generally considered to be a tax resident in the jurisdiction of its organization or incorporation. Under U.S. federal income tax law, an entity which is organized under the laws of Canada would generally be classified as a non-U.S. entity for U.S. federal income tax purposes. Section 7874 of the Code provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes. These rules are complex and there is limited guidance regarding their application. If NHT were deemed to be a non-U.S. corporation for U.S. federal income tax purposes, NHT would fail to qualify as a real estate investment trust, and the intended benefits of the structure would not be achieved. This would result in adverse tax consequences. Additionally, NHT could not re-elect to qualify as a REIT. If NHT did not qualify as a REIT, that could also materially adversely affect the Company’s REIT status.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On April 29, 2024, the Company issued a total of 208,117.75 common shares of the Company to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement. These shares were issued in a private placement and the proceeds were used to support the ongoing operations of the Company. The Company issued the common shares to the Adviser in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amendment to Advisory Agreement, dated July 22, 2024, by and among the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024).

10.2*	Amended and Restated Declaration of Trust of NexPoint Hospitality Trust, dated March 27, 2019

10.3*	Amended and Restated Limited Liability Company Agreement of NHT Operating Partnership, LLC, dated as of January 8, 2019.

10.4*	First Amendment to Amended and Restated Limited Liability Company Agreement of NHT Operating Partnership, LLC, dated as of March 27, 2019.

10.5*	Second Amendment to Amended and Restated Limited Liability Company Agreement of NHT Operating Partnership, LLC, dated as of August 16, 2019.

10.6*	Third Amendment to Amended and Restated Limited Liability Company Agreement of NHT Operating Partnership, LLC, dated as of September 25, 2022.

10.7*	Amended and Restated Advisory Agreement, by and among NexPoint Hospitality Trust, NHT Holdings, LLC, and NexPoint Real Estate Advisors VI, L.P., dated as of March 29, 2019.

10.8*
Loan Agreement, dated as of February 23, 2019, among 2325 Stemmons TRS, Inc., 2325 Stemmons Hotel Partners, LLC, HCRE Addison, LLC, HCRE Addison TRS, LLC, HCRE Plano, LLC, HCRE Plano TRS, LLC, HCRE Las Colinas, LLC, HCRE Las Colinas TRS, LLC, NHT SP, LLC, NHT SP TRS, LLC, Delphi CRE Funding LLC and the other Lenders from time to time party thereto, and ACORE Capital Mortgage, LP.

10.9*	Form of Convertible Promissory Note

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*Filed herewith.

+    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President and Trustee	August 9, 2024
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer, Executive VP-Finance, Treasurer, Assistant Secretary and Trustee	August 9, 2024
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)