Form 10-Q
period 2024-09-30
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2024-11-08
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 8, 2024, the registrant had 41,924,881.620 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-Q
Quarter Ended September 30, 2024
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
iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Consolidated Real Estate Investments
Land	$67,138	$47,708
Buildings and improvements	327,007	206,213
Intangible lease assets	10,979	10,979
Construction in progress	25,020	19,177
Furniture, fixtures, and equipment	11,944	362
Right-of-use assets	1,465	—
Total Gross Consolidated Real Estate Investments	443,553	284,439
Accumulated depreciation and amortization	(30,998)	(20,525)
Total Net Consolidated Real Estate Investments	412,555	263,914
Real estate held for sale, net of accumulated depreciation of $133 and $0, respectively	8,134	—
Total Net Real Estate Investments	420,689	263,914
Investments, at fair value ($515,265 and $533,065 with related parties, respectively)	643,479	691,238
Equity method investments ($8,639 and $7,079 with related parties, respectively)	63,467	66,263
Investments in DSTs ($30,559 and $0, with related parties, respectively)	30,559	—
Cash and cash equivalents	8,519	20,608
Restricted cash	44,721	32,561
Accounts receivable, net	3,991	4,347
Prepaid and other assets	17,243	10,431
Accrued interest and dividends	4,971	6,078
Interest rate caps	397	—
Deferred tax asset, net	2,678	2,896
Total Assets	$1,240,714	$1,098,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages payable, net ($10,000 and $0 with related party, respectively)	$262,169	$142,186
Notes payable, net ($68,027 and $20,000 with related party, respectively)	95,167	52,919
Prime brokerage borrowing	1,412	1,782
Accounts payable and other accrued liabilities	22,125	8,633
Income tax payable	—	356
Accrued real estate taxes payable	4,386	231
Accrued interest payable	8,157	1,398
Security deposit liability	386	422
Prepaid rents	591	768
Intangible lease liabilities, net	3,407	4,567
Total Liabilities	397,800	213,262

Shareholders' Equity:
Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 41,674,528 and 38,389,600 shares issued and outstanding, respectively	42	38
Additional paid-in capital	1,031,915	1,011,613
Accumulated earnings (loss)	(187,487)	(126,580)
(Noncontrolling interests)	(1,559)	—
Total Shareholders' Equity	842,914	885,074

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,240,714	$1,098,336

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2024	2023	2024	2023
Revenues
Rental income	$4,447	$5,404	$12,479	$15,541
Rooms	7,280	—	15,480	—
Food and beverage	533	—	1,345	—
Interest income ($553, $573, $1,619 and $1,890 with related parties, respectively)	1,653	1,863	5,043	5,632
Dividend income ($7,227, $4,853, $21,080 and $17,717 with related parties, respectively)	7,397	5,000	21,642	19,809
Other income	906	97	1,306	128
Total revenues	22,216	12,364	57,295	41,110
Expenses
Property operating expenses	6,339	1,527	14,672	5,553
Property management fees	664	191	1,025	553
Real estate taxes and insurance	1,639	1,360	4,653	4,057
Advisory and administrative fees	3,976	3,469	10,665	8,707
Property general and administrative expenses	2,057	833	4,949	2,601
Corporate general and administrative expenses	2,843	1,685	8,873	5,433
Conversion expenses	—	—	—	1,444
Depreciation and amortization	4,510	3,820	11,408	10,928
Impairment loss	6,134	—	6,134	—
Total expenses	28,162	12,885	62,379	39,276
Operating income (loss)	(5,946)	(521)	(5,084)	1,834
Interest expense	(8,288)	(4,173)	(20,670)	(11,397)
Equity in income (losses) of unconsolidated equity method ventures ($233, $286, $603 and $498 with related parties, respectively)	400	(369)	(558)	(23)
Change in unrealized gains (losses) ($17,142, $(82,240), $4,761 and $(98,248) with related parties, respectively)	(885)	(61,626)	2,251	(89,598)
Realized losses	(1)	(939)	(21,876)	(718)
Net income (loss) before income taxes	(14,720)	(67,628)	(45,937)	(99,902)
Income tax expense	(700)	(330)	(1,553)	(1,444)
Net loss	(15,420)	(67,958)	(47,490)	(101,346)
Net (income) loss attributable to preferred shareholders	(1,155)	(1,155)	(3,465)	(3,465)
Net (income) loss attributable to noncontrolling interests	6,538	—	8,432	—
Net loss attributable to common shareholders	$(10,037)	$(69,113)	$(42,523)	$(104,811)

Weighted average common shares outstanding - basic	40,786	37,187	39,662	37,177
Weighted average common shares outstanding - diluted	40,786	37,187	39,662	37,177

Loss per share - basic	$(0.25)	$(1.86)	$(1.07)	$(2.82)
Loss per share - diluted	$(0.25)	$(1.86)	$(1.07)	$(2.82)

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	(Noncontrolling Interests)	Total
Three Months Ended September 30, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, June 30, 2024	3,359,593	$3	40,650,118	$41	$1,025,144	$(171,101)	$4,979	$859,066
Stock-based compensation expense	—	—	—	—	544	—	—	544
Shares issued to Adviser for admin and advisory fees	—	—	239,235	—	1,322	—	—	1,322
Net loss attributable to common shareholders	—	—	—	—	—	(10,037)	—	(10,037)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(6,538)	(6,538)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	—	1,155
Common stock dividends declared ($0.15 per share)	—	—	785,175	1	4,905	(6,349)	—	(1,443)
Preferred stock dividends declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, September 30, 2024	3,359,593	$3	41,674,528	$42	$1,031,915	$(187,487)	$(1,559)	$842,914

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	(Noncontrolling Interests)	Total
Nine Months Ended September 30, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$—	$885,074
Noncontrolling interests from NHT Acquisition	—	—	—	—	—	—	6,873	6,873
Stock-based compensation expense	—	—	145,433	—	1,991	—	—	1,991
Shares issued to Adviser for admin and advisory fees	—	—	617,273	1	4,026	—	—	4,027
Net loss attributable to common shareholders	—	—	—	—	—	(42,523)	—	(42,523)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(8,432)	(8,432)
Net income attributable to preferred shareholders	—	—	—	—	—	3,465	—	3,465
Common share dividends declared ($0.45 per share)	—	—	2,522,222	3	14,285	(18,384)	—	(4,096)
Preferred share dividends declared ($1.03125 per share)	—	—	—	—	—	(3,465)	—	(3,465)
Balances, September 30, 2024	3,359,593	$3	41,674,528	$42	$1,031,915	$(187,487)	$(1,559)	$842,914

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Three Months Ended September 30, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, June 30, 2023	3,359,593	$3	37,171,807	$37	$1,000,281	$(28,992)	$971,329
Stock-based compensation	—	—	—	—	477	—	477
Shares issued to Adviser for admin and advisory fees	—	—	14,589	—	156	—	156
Net loss attributable to common shareholders	—	—	—	—	—	(69,113)	(69,113)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	1,155
Common share dividends declared ($0.15 per share)	—	—	496,303	1	4,450	(5,670)	(1,219)
Preferred share dividends declared ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)
Balances, September 30, 2023	3,359,593	$3	37,682,699	$38	$1,005,364	$(103,775)	$901,630
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Nine Months Ended September 30, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2022	3,359,593	$3	37,171,807	$37	$999,845	$17,947	$1,017,832
Stock-based compensation	—	—	—	—	913	—	913
Shares issued to Adviser for admin and advisory fees	—	—	14,589	—	156	—	156
Net loss attributable to common shareholders	—	—	—	—	—	(104,811)	(104,811)
Net loss attributable to preferred shareholders	—	—	—	—	—	3,465	3,465
Common stock dividends declared ($0.45 per share)	—	—	496,303	1	4,450	(16,911)	(12,460)
Preferred stock dividends declared ($1.03125 per share)	—	—	—	—	—	(3,465)	(3,465)
Balances, September 30, 2023	3,359,593	$3	37,682,699	$38	$1,005,364	$(103,775)	$901,630
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(47,490)	$(101,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,408	10,928
Amortization of intangible lease assets and liabilities	(1,061)	(912)
Amortization of deferred financing costs	580	441
Amortization of fair value adjustment of assumed debt	731	—
Paid-in-kind interest ($(3,956) and $(455) with related parties, respectively)	(7,173)	(3,444)
Proceeds from paid-in-kind interest	2,271	—
Net cash received on derivative settlements	660	—
Realized loss	21,876	718
Change in unrealized (gain) loss on investments held at fair value ($4,761 and $98,248 with related parties, respectively)	(2,251)	89,598
Unrealized (gain) loss on interest rate derivatives	7	—
Impairment loss	6,134	—
Equity in (income) losses of unconsolidated ventures ($(603) and $498 with related parties, respectively)	558	23
Distributions of earnings from unconsolidated ventures ($761 and $570 with related parties, respectively)	3,955	3,048
Stock-based compensation expense	2,193	913
Cash paid for life settlement premiums	—	(3,355)
Equity security dividends reinvested ($(4,817) and $0 with related parties, respectively)	(4,833)	—
Deferred tax (benefit) expense	218	1,596
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	(356)	(10,720)
Real estate taxes payable	3,637	3,135
Operating assets	(1,815)	(4,210)
Operating liabilities	3,201	(4,887)
Net cash used in operating activities	(7,550)	(18,474)

Cash flows from investing activities
Proceeds from asset redemptions ($1,700 and $0 with related parties, respectively)	1,700	—
Distributions from CLO investments	1,266	—
Proceeds from sale of investments	2,438	29,490
Proceeds from paydowns of investments	12,071	—
Net cash acquired in acquisition of NexPoint Hospitality Trust	42,749	—
Purchases of investments ($(6,835) and $4,034 with related parties, respectively)	(34,685)	(3,579)
Additions to consolidated real estate investments	(7,079)	(8,926)
Proceeds from life settlement policy maturities	—	2,999
Cash outflow from deconsolidation of investment	—	(3,993)
Net cash provided by investing activities	18,460	15,991

Cash flows from financing activities
Proceeds received from notes payable	—	20,000
Mortgage proceeds received ($10,000 and $0 with related parties, respectively)	10,000	—
Mortgage payments	(4,452)	(1,773)
Prime brokerage borrowing	262	11,892
Credit facilities payments	(8,103)	(8,999)
Prime brokerage payments	(633)	(12,756)
Deferred financing costs paid	(563)	(771)
Payments for taxes related to net share settlement of stock-based compensation	(202)	—
Dividends paid to preferred shareholders	(3,465)	(3,465)
Dividends paid to common shareholders	(3,683)	(12,460)
Net cash used in financing activities	(10,839)	(8,332)

Net increase (decrease) in cash, cash equivalents and restricted cash	71	(10,815)
Cash, cash equivalents and restricted cash, beginning of period	53,169	48,649
Cash, cash equivalents and restricted cash, end of period	$53,240	$37,834

Supplemental Disclosure of Cash Flow Information
Interest paid	$13,911	$11,306
Income tax paid	$—	$13,700
Supplemental Disclosure of Noncash Activities
Non-cash dividend payment	$14,285	$4,462
Fair value assets acquired from the sale of consolidated investments*	$—	$68,500
Non-cash advisory fee payment	$4,026	$156
Increase in dividends payable upon vesting of restricted stock units	$412	$—
Real estate investments assumed in acquisition of NexPoint Hospitality Trust	$(167,624)	$—
DST investments assumed in acquisition of NexPoint Hospitality Trust	$(5,000)	$—
Interest rate caps assumed in acquisition of NexPoint Hospitality Trust	$(1,064)	$—
Notes payable assumed in acquisition of NexPoint Hospitality Trust	$50,694	$—
Mortgages payable assumed in acquisition of NexPoint Hospitality Trust	$114,640	$—
Right of use assets assumed in acquisition of NexPoint Hospitality Trust	$(1,465)	$—
Accrued interest payable assumed in acquisition of NexPoint Hospitality Trust	$6,353	$—
Noncontrolling interests assumed in acquisition of NexPoint Hospitality Trust	$6,873	$—
Deconsolidated investments at fair value from the acquisition of NexPoint Hospitality Trust	$24,981	$—
Accounts receivable and other assets assumed in acquisition of NexPoint Hospitality Trust	$(1,305)	$—
Prepaid assets and other assets assumed in acquisition of NexPoint Hospitality Trust	$(1,492)	$—
Accounts payable and other liabilities assumed in acquisition of NexPoint Hospitality Trust	$14,276	$—
Real estate taxes payable assumed in acquisition of NexPoint Hospitality Trust	$1,233	$—
Change in capitalized construction costs included in accounts payable and other accrued liabilities	$627	$—

*For more information about this transaction, refer to Note 11. Life Settlement Portfolio
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of September 30, 2024, there were 2,000 partnership units of the OP (the “OP Units”) outstanding, of which 100.0% were owned by the Company.
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
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023 and July 22, 2024 (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of September 30, 2024. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
Because the Company does not wholly own NHT, the Company recognized a noncontrolling interest (“NCI”) of $6.9 million, which was recorded at fair value when the controlling financial interest was acquired. The Company also recorded an unrealized gain on its previously held interest in NHT of $3.9 million.

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
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2024, the Company believes it is in compliance with all applicable REIT requirements.

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. The Company’s Consolidated Balance Sheet as of September 30, 2024 consists of a $18.0 million gross deferred tax asset at NHF TRS, LLC, a valuation allowance of $13.5 million for a consolidated net deferred tax asset of $4.5 million, a $0.3 million gross deferred tax asset at NREO TRS, Inc., a $2.1 million gross deferred tax liability at NREO TRS, Inc. for a consolidated net deferred tax liability of $1.8 million, a $6.2 million gross deferred tax asset at NHT's TRSs, a gross deferred tax liability of $0.0 million at NHT's TRSs, and a valuation allowance of $6.2 million at NHT's TRSs for a consolidated net deferred tax asset of $0.0 million. The Company's Consolidated Balance Sheet as of December 31, 2023 consisted of a $4.5 million net deferred tax asset at NHF TRS, LLC and a $1.8 million net deferred tax liability at NREO TRS, Inc. for a consolidated net deferred tax asset of $2.7 million.

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three months ended September 30, 2024 and 2023 were (4.76)% and (0.49)%, respectively. Our effective tax rates for the nine months ended September 30, 2024 and 2023 were (3.38)% and (1.45)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
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
The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2024 and 2023. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the nine months ended September 30, 2024 and 2023.
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Expected tax at statutory rate	$(3,091)	21.0%	$(14,202)	21.0%	$(9,647)	21.0%	$(20,979)	21.0%
Non-taxable REIT income	4,776	-32.4%	12,947	-19.1%	16,047	-34.9%	21,066	-21.1%
Change in valuation allowance	(985)	6.7%	1,585	-2.3%	(4,847)	10.6%	1,358	-1.4%
Total provision	$700	-4.8%	$330	-0.5%	$1,553	-3.4%	$1,444	-1.4%

Segment Reporting
Under the provision of ASC 280, Segment Reporting, the Company has determined that it has two reportable segments: NXDT and NHT. The NXDT segment primarily consists of activities focused on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The majority of NXDT’s revenue is comprised of Rental income, Dividend income, and Interest income. The NHT segment primarily consists of acquiring additional U.S. located hospitality assets that meet its investment objectives and criteria and seeking to own, renovate and operate its portfolio of income-producing hotel properties. The majority of NHT’s revenue is comprised of revenue from renting rooms and selling food and beverages ("F&B"). Our chief operating decision maker (“CODM”) regularly reviews the performance of our segments based in part on the Net Operating Income (“NOI”). We eliminate any inter-segment transactions and balances upon consolidation.
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
Impairment
Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. For the three and nine months ended September 30, 2024, the Company recorded approximately $5.1 million of impairment loss on real estate held and used, which is included in Impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not record any impairment charges for the three and nine months ended September 30, 2023.
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. generally accepted accounting principles ("GAAP"). At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2024 and December 31, 2023, there were one and zero properties classified as held for sale, respectively. In addition to the net real estate assets, the consolidated balance sheets also includes approximately $0.05 million and $0 million of accounts receivable and prepaid and other assets, and approximately $0.4 million and $0 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, the Company recorded approximately $1.0 million of losses on real estate held for sale, which are included in Impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not record any losses for the three and nine months ended September 30, 2023.
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
As of September 30, 2024, the Company, through the OP, owned eleven properties through SPEs, including four in the NexPoint Diversified Real Estate Trust segment, and seven in the NexPoint Hospitality Trust segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of September 30, 2024 and December 31, 2023:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		September 30, 2024	December 31, 2023
White Rock Center		Dallas, Texas	2013		100%	100%
5916 W Loop 289		Lubbock, Texas	2013		100%	100%
Cityplace Tower		Dallas, Texas	2018		100%	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%	100%
Dallas Hilton Garden Inn	(2)	Dallas, Texas	2014	(3)	54%	N/A
Addison Homewood Suites	(2)	Addison, Texas	2017	(3)	54%	N/A
Plano Homewood Suites	(2) (4)	Plano, Texas	2017	(3)	54%	N/A
Las Colinas Homewood Suites	(2)	Las Colinas, Texas	2017	(3)	54%	N/A
St. Petersburg Marriott	(2)	St. Petersburg, Florida	2018	(3)	54%	N/A
Hyatt Place Park City	(2)	Park City, Utah	2022	(3)	54%	N/A
Bradenton Hampton Inn & Suites	(2)	Bradenton, Florida	2022	(3)	54%	N/A

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2) NHT owns 100% of the properties, and NXDT owns approximately 54% of NHT.
(3) Reflects the date NHT or its predecessor acquired the property.
(4) Property classified as held for sale as of September 30, 2024.

5. Consolidated Real Estate Investments
As of September 30, 2024, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheet, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of use assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,562	$1,921	$(101)	$—	$—	$5	$13,702
5916 W Loop 289	1,081	2,938	—	—	—	—	—	4,019
Cityplace Tower	18,812	194,997	9,058	(6,669)	—	19,127	356	235,681
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,116	24,620	—	—	—	96	1,475	30,307
Addison Homewood Suites	2,576	4,977	—	—	—	482	824	8,859
Las Colinas Homewood Suites	2,335	10,337	—	—	—	313	1,016	14,001
St. Petersburg Marriott	5,829	33,650	—	—	—	3,417	2,303	45,199
Hyatt Place Park City	3,737	19,875	—	—	—	877	3,140	27,629
Bradenton Hampton Inn & Suites	837	25,051	—	—	1,465	708	2,825	30,886

Accumulated depreciation and amortization	—	(22,098)	(7,801)	3,363	(19)	—	(1,081)	(27,636)
Total Operating Properties	$67,138	$304,909	$3,178	$(3,407)	$1,446	$25,020	$10,863	$409,147

Held for Sale Properties
Plano Homewood Suites	$2,106	$5,394	$—	$—	$—	$28	$739	$8,267
Accumulated depreciation and amortization	—	(77)	—	—	—	—	(56)	(133)
Total Held for Sale Properties	$2,106	$5,317	$—	$—	$—	$28	$683	$8,134

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
Depreciation expense was $3.9 million and $9.9 million for the three and nine months ended September 30, 2024 and $2.8 million and $7.2 million for the three and nine months ended September 30, 2023. Amortization expense related to the Company’s intangible lease assets was $0.4 million and $1.0 million for the three and nine months ended September 30, 2024 and $0.8 million and $3.3 million for the three and nine months ended September 30, 2023. Amortization expense related to the Company's intangible lease liabilities was $0.6 million and $1.2 million for the three and nine months ended September 30, 2024 and $0.4 million and $1.1 million for the three and nine months ended September 30, 2023. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.6 million and $1.1 million for the three and nine months ended September 30, 2024 and $0.3 million and $0.9 million for the three and nine months ended September 30, 2023. Impairment loss consists of $5.1 million relating to Las Colinas Homewood Suites and $1.0 million relating to Plano Homewood Suites, which was classified as held for sale, for the three and nine months ended September 30, 2024. The Company recognized no impairment loss for the three and nine months ended September 30, 2023.

Acquisitions
During the nine months ended September 30, 2024, as a result of the NHT Acquisition, the Company consolidated the following properties: Dallas Hilton Garden Inn, Addison Homewood Suites, Plano Homewood Suites, Las Colinas Homewood Suites, St. Petersburg Marriott, Hyatt Place Park City, Bradenton Hampton Inn & Suites. There were no acquisitions by the Company for the nine months ended September 30, 2023.
6. Debt
Cityplace Debt
The Company has debt on the Cityplace Tower pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. The debt had an original maturity of September 8, 2022, and the Company deferred the maturity date with the lender to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics were met. On May 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by four months to September 8, 2023. Also on May 8, 2023, the parties to the Loan Agreement agreed to convert the index upon which the interest rate is based to the one-month secured overnight financing rate ("SOFR") effective as of the first interest period beginning on or after May 8, 2023. On September 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by six months to March 8, 2024. On March 8, 2024, the lender agreed to defer the maturity of the Cityplace debt by twelve months to March 7, 2025. The debt restructuring per the terms of the Thirteenth Omnibus Amendment Agreement was considered a debt modification. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $140.5 million principal balance outstanding as of September 30, 2024, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance. The below table contains summary information related to the mortgages payable (dollars in thousands):

	Outstanding principal as of September 30, 2024	Interest Rate	Maturity Date
Note A-1	$99,855	7.48%	3/7/2025
Note A-2	21,843	11.48%	3/7/2025
Note B-1	12,570	7.48%	3/7/2025
Note B-2	3,120	11.48%	3/7/2025
Mezzanine Note 1	2,750	11.48%	3/7/2025
Mezzanine Note 2	393	11.48%	3/7/2025
Mortgages payable	140,531
Deferred financing costs, net	(152)
Mortgages payable, net	$140,379
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 8.28% as of September 30, 2024 and 8.53% as of December 31, 2023. The one-month SOFR was 5.12% as of September 30, 2024 and 5.35% as of December 31, 2023.
The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2024, the Company believes it is in compliance with all such covenants.

White Rock Center Debt
On August 2, 2024, the Company, through Freedom LHV, LLC (“Freedom LHV”), an indirect subsidiary of the Company, borrowed approximately $10.0 million from The Ohio State Life Insurance Company. Due to the recently transacted nature of the note, the fair value of the note is approximately the outstanding balance. The note bears interest at an annual fixed rate of 10.0% and matures on August 2, 2029. The debt is secured by certain real property held by Freedom LHV and is guaranteed by the Company.
Notes Payable, NXDT Segment
On August 9, 2022, the Company borrowed approximately $13.3 million from the seller, Gabriel Legacy, LLC to finance its acquisition of 21.5 acres of land in Plano, Texas held through NexPoint Dominion Land, LLC, a wholly owned subsidiary of the OP. Due to the short-term nature of the note, the fair value of the note is approximately the outstanding balance. The note bears interest at an annual rate equal to the WSJ Prime Rate and matures on August 8, 2025, with two one-year extension options.
Mortgages Payable, NHT Segment
On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP ("ACORE"). The Note A Loan and Note B Loan are secured by the HGI Property, Addison Homewood Suites, Plano Homewood Suites, Las Colinas Homewood Suites and the St. Pete Property. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on March 8, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on March 8, 2025. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition. As of September 30, 2024, the Note A Loan and the Note B Loan had an outstanding balance of $50.2 million and $24.2 million and effective interest rates of 6.85% and 11.31%, respectively. For the three months ended September 30, 2024, NHT paid $0.9 million and $0.7 million in interest on the Note A Loan and the Note B Loan, respectively.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. The PC & B Loan principal amount reflected its fair value on the date of the NHT Acquisition. The outstanding balance on the PC & B Loan as of September 30, 2024 was $37.6 million, with $2.2 million available to draw on for renovation purposes as of September 30, 2024.
The PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require NHT to comply with affirmative and negative covenants. As of September 30, 2024, NHT is in compliance with all debt covenants. Due to the short-term nature of the PC & B Loan, the Note A Loan and Note B Loan, the fair value of the notes are approximately the outstanding balance.
The NHT OP also entered into several convertible notes with affiliates of the NHT Adviser (as defined in Note 11) since January 8, 2019. The fixed rate notes have rates ranging from 1.82% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance, with the earliest maturing on February 14, 2027 and the latest maturing on September 30, 2042. Upon the issuance of the convertible notes, the conversion feature resulted in a variable number of Class B Units of NHT OP (the "NHT OP Class B Units") to be issued, and, as such, resulted in a derivative liability. For $11.8 million of the notes, the principal and interest is convertible into NHT OP Class B Units (at the option of their respective holder) at the market price of the NHT Units at the time of conversion any time during the term of the note. For $38.0 million of the notes, the principal of the notes is convertible into NHT OP Class B Units, at prices ranging from $1.60 to $2.50 for a period of five years from its date of issuance (with the expiration of conversion rights ranging from June 25, 2026 to September 30, 2027). One note issued to Highland Global Allocation Fund in the amount of $8.5 million is not convertible into NHT OP Class B Units. On October 30, 2023, the TSX Venture Exchange (the "TSXV") approved the issuance of up to 21,075,012 NHT Units in connection with the redemption of NHT OP Class B Units issued to a holder of notes on conversion of the $38.0 million of notes. With respect to the $11.8 million of notes convertible on the basis of the market price of the NHT Units at the time of the conversion, any issuance of NHT Units in connection with a redemption of NHT OP Class B Units received by holders on a conversion of such notes is subject to the prior approval of the TSXV. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of September 30, 2024, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $50.2 million. Management determined the fair value of the promissory notes using a discounted cash flow approach, and determined that the fair value of the due to affiliates notes approximates its carrying value.
The following table contains summary information concerning the debt of the NHT segment as of September 30, 2024 (dollars in thousands):

	Outstanding principal as of
Debt Payable	September 30, 2024	Interest Rate	Maturity Date	Lender
Note A¹	$50,188	6.85%	3/8/2025	ACORE
Note B¹	24,165	11.31%	3/8/2025	ACORE
PC & B Loan²	37,608	6.70%	2/5/2025	AREEIF Lender, LLC
Convertible Notes Due to Affiliates	58,278	2.25% - 7.50%	2/14/2027 - 9/30/2042	Multiple
	$170,239
Fair market value adjustment, net of accumulated amortization³	(8,148)
Debt payable, net	$162,091

(1)	This debt is secured by the following properties: HGI Property, Addison Homewood Suites, Plano Homewood Suites, Las Colinas Homewood Suites and the St. Pete Property.
(2)	This debt is secured by the following properties: Park City and Bradenton.
(3)	The Company recorded a valuation adjustment of the Convertible Notes Due to Affiliates upon the consolidation of NHT to adjust for the difference between the fair value and the outstanding principal amount of the debt. The difference is amortized into interest expense.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and amended the credit limit to $20.0 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. During the nine months ended September 30, 2024, the Company paid down $6.0 million on the Credit Facility. As of September 30, 2024, the Credit Facility had an outstanding balance of $14.0 million and bore interest at the one-month SOFR plus 4.25%. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, a maturity date of May 21, 2024 and the option to extend the maturity two times by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. During the nine months ended September 30, 2024, the Company paid down $2.1 million on the NexBank Revolver. As of September 30, 2024, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on November 21, 2024, with one option remaining to extend the maturity one time by six months. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance. As of September 30, 2024, the NexBank Revolver had an outstanding balance of $17.9 million.
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
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of September 30, 2024, the Company had a margin balance of approximately $1.4 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $10.0 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2024 are as follows (in thousands):

	Mortgages Payable	Credit Facilities	Notes Payable	Prime Brokerage Borrowing	Total
2024	$—	$20,897	$—	$—	$20,897
2025	252,492	11,000	13,250	—	276,742
2026	—	—	—	—	—
2027	—	—	20,500	—	20,500
2028	—	—	—	—	—
Thereafter	10,000	—	37,779	1,412	49,191
Total	$262,492	$31,897	$71,529	$1,412	$367,330

7. Variable Interest Entities
As of September 30, 2024, and December 31, 2023 the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

Entities	Instrument	Asset Type	Percentage Ownership as of September 30, 2024		Percentage Ownership as of December 31, 2023	Relationship as of September 30, 2024	Relationship as of December 31, 2023
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%		52.9%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.5%		30.0%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		16.4%	VIE	VIE
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		20.0%	VIE	VIE
Life Sciences II DST	LLC interest	Life science	25.8%		N/A	VIE	N/A
Semiconductor DST	LLC interest	Industrial	16.8%		N/A	VIE	N/A
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		N/A	VIE	N/A
IQHQ Holdings, LP	LP interest	Life science	1.27%		1.3%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%		15.6%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.4%		11.2%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	31.2%		30.8%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	100.0%	(1)	100.0%	VIE	VIE
(1) The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc. ("NHI"), but it does not own any of the outstanding common stock of NHI.
Consolidated VIEs
The Company did not have any consolidated VIEs as of September 30, 2024 and December 31, 2023.

8. Equity Method Investments
Below is a summary of the Company’s equity method investments as of September 30, 2024 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$10,374		$(9,590)	$19,964	$19
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	18,895		15,288	3,607	(858)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		6,842		6,914	(72)	434
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,321		12,321	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(9)	13,238		10,488	2,750	1,060
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Haygood, LLC	LLC interest	N/A	31.0%	(8)	—	(6)	—	—	—
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		1,797		1,717	80	80
					$63,467		$37,138	$26,329	$735
Below is a summary of the Company's investments as of September 30, 2024 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(7)	$76,104	(6)
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.0%	(7)	32,823	(6)
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.4%	(7)	148,892	(6)
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%	(3)	73,443	(6)
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.5%		40,021	(6)
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	31.2%		46,943	(6)
LLV Holdco, LLC	LLC interest	Land	26.8%		2,877	(6)
					$421,103
Below is a summary of the Company’s equity method investments as of December 31, 2023 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis		Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$11,458		$(9,590)	$21,048	$—
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	23,158		17,581	5,577	(426)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,079		7,241	(162)	555
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312		12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,256		10,488	1,768	1,441
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—	(6)	—	—	—
Haygood, LLC	LLC interest	N/A	31.0%	(8)	—	(6)	—	—	—
					$66,263		$38,032	$28,231	$1,570
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

Significant Equity Method Investments
For its interim reporting, the Company assesses and presents summarized financial information for its significant equity method investments in accordance with Rule 10-01(b)(1) of Regulation S-X. There were no significant equity method investments for the nine months ended September 30, 2024. Beginning with its annual reporting for fiscal year ended December 31, 2023, the Company elected to report the financial information on a three-month lag. NexPoint Real Estate Finance, Inc. ("NREF"), VineBrook Homes Trust, Inc. ("VineBrook") and NexPoint Storage Partners, Inc. (“NSP”) do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities.

The table below presents the summarized statement of operations for the nine months ended September 30, 2023 for the Company’s significant equity method investments (dollars in thousands).

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
9. Fair Value of Financial Instruments
The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$50	$—	$50
Common stock	43,874	—	151,073	194,947
Convertible notes	—	—	21,060	21,060
LLC interest	—	—	42,898	42,898
LP interest	—	76,104	195,835	271,939
Preferred Shares	—	—	68,524	68,524
Rights and warrants	—	1,788	—	1,788
Senior loan	—	50	42,223	42,273
	$43,874	$77,992	$521,613	$643,479

The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$30	$—	$30
CLO	—	—	1,215	1,215
Common stock	42,832	—	176,256	219,088
Convertible notes	—	—	42,251	42,251
LLC interest	—	—	39,399	39,399
LP interest	—	76,688	195,898	272,586
Preferred Shares	—	—	66,268	66,268
Rights and warrants	—	3,993	—	3,993
Senior loan	—	55	46,353	46,408
	$42,832	$80,766	$567,640	$691,238

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2024 (in thousands):

	December 31, 2023	Contributions/ Purchases	Paid in- kind dividends	Transfer Into (Out of) Level 3	Investments (Eliminated) Acquired Through Consolidation¹	Redemptions/ conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	September 30, 2024
CLO	$1,215	$—	$—	$—	$—	$—	$(1,266)	$(22,735)	$22,786	$—
Common stock	176,256	904	—	—	(7,757)	—	—	—	(18,330)	151,073
Convertible notes	42,251	—	—	—	(21,129)	—	—	—	(62)	21,060
LLC interest	39,399	564	—	—	—	—	—	—	2,935	42,898
LP interest	195,898	4,818	—	—	—	—	—	—	(4,881)	195,835
Preferred Shares	66,268	—	3,956	—	—	(1,700)	—	—	—	68,524
Senior loan	46,353	6,596	3,217	—	—	(14,343)	—	574	(174)	42,223
Total	$567,640	$12,882	$7,173	$—	$(28,886)	$(16,043)	$(1,266)	$(22,161)	$2,274	$521,613

(1)	As a result of the NHT consolidation, certain investments were eliminated or acquired.
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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of September 30, 2024.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	$151,073
	Discounted Cash Flow	Discount Rate	7.25%	—	13.80%	(10.53)%
		Market Rent (per sqft)	$12.50	—	$42.00	$(27.25)
		RevPAR	$74.00	—	$119.00	$(92.00)
		Capitalization Rates	5.25%	—	9.50%	(7.67)%
	NAV Approach	Discount Rate		10.00%
	Multiples Analysis	Multiple of EBITDA	5.50x	—	10.50x	(8.00)x
		Multiple of NAV	1.00x	—	1.10x	(1.05)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$841.00
		N/A	$25.31	—	$28.00	$(26.66)
		Discount to NAV	(30.00)%	—	(20.00)%	(25.00)%
		Offer Price per Share		$1.10

Convertible Notes	Discounted Cash Flow	Discount Rate	5.83%	—	7.58%	(6.71)%	21,060
	Option Pricing Model	Volatility	55.00%	—	65.00%	(60.00)%

LLC Interest	Discounted Cash Flow	Discount Rate	7.25%	—	30.50%	(13.81)%	42,898
		Market Rent (per sqft)	$12.50	—	$42.00	$(27.25)
		Capitalization Rate		5%

LP Interest	Direct Capitalization Approach	Capitalization Rate	3.80%	—	6.70%	(5.25)%	195,835
	Market Approach	Discount to NAV		(0.04)
	Recent Transaction	Price per Share		$20.58

Preferred Shares	Liquidation Analysis	Par		$1,000			68,524

Senior Loan	Discounted Cash Flow	Discount Rate	12.30%	—	20.00%	(16.15)%	42,223

Total							$521,613

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

Financial Instruments Not Carried at Fair Value
At September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accrued interest and dividends, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, income tax payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
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
Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The NHT segment has an interest rate cap agreement related to the notes payable on the Park City and Bradenton properties. As of September 30, 2024, the interest rate cap agreements effectively cap one-month SOFR on $37.6 million of the NHT segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%.
To comply with the provisions of ASC 820, Fair Value Measurement, the NHT segment incorporates credit valuation adjustments to appropriately reflect both the NHT segment’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the NHT segment’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the NHT segment and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the NHT segment's derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. Additionally, in the case of interest rate caps, the NHT segment has no performance obligation, so no credit valuation adjustment is necessary. As a result, all of the NHT segment’s derivatives held as of September 30, 2024 were classified as Level 2 of the fair value hierarchy.
Changes in fair value of the interest rate caps are recorded directly as interest expense on the Consolidated Statement of Operations and Comprehensive Income. For the three and nine months ended September 30, 2024, NHT recorded $(0.1) million, and $0.1 million, respectively, in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps is $0.4 million as of September 30, 2024, and is recorded as interest rate caps in the Consolidated Balance Sheets.
As of September 30, 2024, the NHT segment had the following outstanding interest rate caps:

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	March 5, 2025

10. Investments in DSTs
The Company invested in the Class 1 Beneficial Interests (“Class 1”) in two Delaware Statutory Trusts (DSTs). The Class 1 are accounted for as investments in equity securities without readily determinable fair values under the measurement alternative, which measures the investment at cost minus impairment, if any, plus or minus changes in fair value when observable prices are identified. As the Class 1 are still being actively issued, the investments are held at cost with no upward or downward fair value adjustment nor impairment losses to date. Therefore, the fair value of the Investment in DSTs utilizing Level 3 inputs approximate their carrying amount. The Company recognized $0.2 million and $0.3 million in dividend income for the three and nine months ended September 30, 2024, respectively, and no dividend income for the three and nine months ended September 30, 2023.
As of September 30, 2024, the Company held the following investments (dollars in thousands):

Balances, as of September 30, 2024	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,296,851	20,959
Total		$30,559
11. Life Settlement Portfolio
Prior to September 1, 2023, the Company, through one of its TRSs, owned 100% of the outstanding equity and debt of Specialty Financial Products, Ltd. ("SFP"), an Ireland domiciled private company with limited liability and a Designated Activity Company. At the proposal of NexAnnuity Asset Management, L.P. ("NexAnnuity"), an affiliate of the Adviser, SFP was formed for the purpose of entering into acquisitions of U.S. life settlement policies approved by NexAnnuity and funded by the issuance of debt securities, or the Structured Note purchased by the Company. SFP utilizes proceeds from maturing life settlement contracts to repay the Structured Note and to further invest in life settlement contracts. Prior to September 1, 2023, as the Company owned the outstanding ordinary shares of and Structured Note issued by SFP, the Company consolidated SFP in its entirety. On September 1, 2023, the Company, through one of its TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to NHI and its wholly owned subsidiaries, which are related parties. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI. As a result, the Company now holds none of the outstanding equity and debt of SFP, and SFP no longer meets the requirements for consolidation under ASC 810 – Consolidation. The Company has no continuing involvement with SFP. As such, SFP has been deconsolidated herein as of September 1, 2023. The Class A Preferred Stock in NHI is accounted for as an investment in an equity security. However, management has elected to account for the investment using the fair value option and presented it within Investments, at fair value. Dividends on the Class A Preferred Stock are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 at an annual rate of 8.0% for years one through seven, 9.5% for years eight through ten, 11.0% for years eleven through thirteen, and 12.0% for years fourteen through sixteen and thereafter.
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
12. Shareholders’ Equity
Common Shares
As of September 30, 2024, the Company had 41,674,528 common shares, par value $0.001 per share, issued and outstanding. 3,284,928 shares of which were issued during the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company paid a distribution of $0.15 per share on its common shares on March 28, 2024 to shareholders of record on February 16, 2024, June 28, 2024 to shareholders of record on May 15, 2024 and September 30, 2024 to shareholders of record on August 15, 2024. The dividend paid on March 28,

2024, June 28, 2024 and September 30, 2024 consisted of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) comprising 20% of the dividend, with the balance being paid in the Company's common shares.
As of September 30, 2023, the Company had 37,682,699 common shares, par value $0.001 per share, issued and outstanding. 510,891.75 shares were issued during the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, the Company paid a distribution of $0.15 per share on its common shares on March 31, 2023 to shareholders of record on March 15, 2023, June 30, 2023 to shareholders of record on June 15, 2023 and September 29, 2023 to shareholders of record on August 14, 2023. The dividend paid on September 29, 2023 consisted of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) comprising 20% of the dividend, with the balance being paid in the Company’s common shares.
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
During the nine months ended September 30, 2024, the Company declared distributions on its Series A Preferred Shares, in the amount of $0.34375 per share, which was paid to holders of Series A Preferred Shares on April 1, 2024, to shareholders of record on March 25, 2024, July 1, 2024, to shareholders of record on June 24, 2024 and September 30, 2024 to shareholders of record on September 23, 2024.
During the nine months ended September 30, 2023, the Company declared distributions on its Series A Preferred Shares in the amount of $0.34375 per share, which was paid to holders of record of Series A Preferred Shares on March 31, 2023 to shareholders of record on March 24, 2023, June 30, 2023 to holders of record of Series A Preferred Shares on June 23, 2023 and September 30, 2023 to holders of record of Series A Preferred Shares on September 25, 2023.
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
Restricted Share Units. Under the 2023 LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn dividends that are payable in cash on the vesting date. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur. On March 13, 2024, pursuant to the 2023 LTIP, the Company granted 58,490 restricted share units to its trustees and 975,297 restricted share units to its officers and other employees of the Adviser. The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the nine months ended September 30, 2024:

	2024
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding January 1, 2024	589,906	$10.45
Granted	1,033,787	6.10
Vested	(178,856)	10.36
Forfeited	(6,785)	6.10
Outstanding September 30, 2024	1,438,052	$7.35
The following table contains information regarding the vesting of restricted share units under the 2023 LTIP for the next five calendar years subsequent to September 30, 2024:

	Shares Vesting
	March	April	Total
2024	—	—	—
2025	300,618	140,404	441,022
2026	242,128	135,323	377,451
2027	242,128	135,323	377,451
2028	242,128	—	242,128
Total	1,027,002	411,050	1,438,052
For the three months ended September 30, 2024 and 2023, the company recognized approximately $0.8 million and $0.5 million, respectively of equity-based compensation expense related to grants of restricted share units. For the nine months ended September 30, 2024 and 2023, the Company recognized approximately $2.2 million and $0.9 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of September 30, 2024, the Company had recognized a liability of approximately $0.7 million related to dividends earned on restricted share units that are payable in cash upon vesting. As of September 30, 2024, total unrecognized compensation expense on restricted share units was approximately $8.8 million, and the expense is expected to be recognized over a weighted average vesting period of 1.8 years. As of December 31, 2023, total unrecognized compensation expense on restricted share units was approximately $4.8 million, and the expense is expected to be recognized over a weighted average vesting period of 1.6 years.
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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(10,037)	$(69,113)	$(42,523)	$(104,811)

Denominator for loss per share:
Weighted average common shares outstanding		40,786	37,187	39,662	37,177
Denominator for basic and diluted loss per share		40,786	37,187	39,662	37,177
Weighted average unvested restricted share units		1,435	603	1,210	398
Denominator for diluted loss per share	(1)	40,786	37,187	39,662	37,177

Loss per weighted average common share:
Basic		$(0.25)	$(1.86)	$(1.07)	$(2.82)
Diluted		$(0.25)	$(1.86)	$(1.07)	$(2.82)
(1)     If the Company sustains a net loss for the period presented, unvested restricted share units are not included in the diluted earnings per share calculation.
14. Related Party Transactions
Advisory and Administrative Fees, NXDT Segment
Pursuant to the Advisory Agreement, subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of the Company, and provides investment management services.
As of September 30, 2024 and 2023, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.
On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid in one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2023 annual meeting of shareholders, the Company’s shareholders did not approve issuances in excess of the Share Cap. During the three and nine months ended September 30, 2024, we issued 239,234.45 and 617,272.81 common shares to the Adviser in payment of the Fees in an amount of $1.32 million and $4.03 million, respectively.
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
As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. As of September 30, 2024 there is a remaining payable of advisory fees of $7.1 million.
Reimbursement of Expenses; Expense Cap, NXDT Segment
We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. Direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, may not exceed 1.5% of Managed Assets (the “Expense Cap”), calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order. This limitation ended on June 30, 2023 and did not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses are considered permanently waived and became non-recoupable.
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
For the three months ended September 30, 2024 and 2023, the Company incurred Administrative Fees and Advisory Fees of $3.6 million and $3.5 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred Administrative Fees and Advisory Fees of $10.1 million and $10.7 million, respectively, which excludes $0 and $2.0 million, respectively in fees that were waived to comply with the Expense Cap.
Expense Cap, NHT Segment
Pursuant to the terms of the NHT Advisory Agreement, expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended September 30, 2024, NHT incurred expenses subject to the NHT Expense Cap of $2.1 million.
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
Loans from Affiliates
As of September 30, 2024, the NHT OP has entered into several convertible notes with certain affiliates of the NHT Adviser totaling $50.2 million see Note 6 to our consolidated financial statements. The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheet.
Revolving Credit Facility, NXDT Segment
On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50%. The Company drew the $20.0 million on May 22, 2023. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. During the nine months ended September 30, 2024, the Company paid down approximately $2.1 million on the principal balance. As of September 30, 2024, the NexBank Revolver had an outstanding balance of $17.9 million.
Guaranties of NexPoint Storage Partners, Inc. Debt
On July 2, 2021, the Company, together with Highland Opportunities and Income Fund (“HFRO”) and Highland Global Allocation Fund (collectively, the “Co-Guarantors”) as limited guarantors, entered into a Guaranty of Recourse Obligations (“SAFStor Recourse Guaranty I”) in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under a Loan Agreement ("SAFStor Loan Agreement I"), in an aggregate principal amount of

$235.86 million, for the benefit of entities indirectly owned by SAFStor NREA JV – I, LLC (“SAFStor – I”), SAFStor NREA JV – III, LLC (“SAFStor – III”), SAFStor NREA JV – IV, LLC (“SAFStor – IV”), SAFStor NREA JV – V, LLC (“SAFStor – V”), SAFStor NREA JV – VI, LLC (“SAFStor – VI”), SAFStor NREA JV – VII, LLC (“SAFStor – VII”), and SAFStor NREA JV – VIII, LLC (“SAFStor – VIII”) (collectively, “SAFStor”), pursuant to which the Company and the Co-Guarantors guaranteed certain obligations of SAFStor. On July 2, 2021, the Company also entered a substantively identical guaranty in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement ("SAFStor Mezzanine Loan Agreement I"), in the amount of $6.05 million, for the benefit of entities indirectly owned by SAFStor. On December 8, 2022, NSP completed a transaction that resulted in it acquiring 100% of the equity interest in SAFStor. On April 24, 2023, the Company joined certain separate guaranties previously made in favor of ACORE by the Co-Guarantors pursuant to an Omnibus Amendment to and Reaffirmation of Loan Documents (the “SAFStor Recourse Guaranty II”) in favor of ACORE in its capacity as (i) Administrative Agent for and on behalf of the Lenders under a Loan Agreement (“SAFStor Loan Agreement II”), in an aggregate principal amount of $41.99 million, for the benefit of SAFStor, and (ii) Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement (“SAFStor Mezzanine Loan Agreement II”), in the amount of $1.08 million, for the benefit of entities indirectly owned by SAFStor. Pursuant to the SAFStor Recourse Guaranty I and SAFStor Recourse Guaranty II, the Company guarantees the loss recourse liability and obligation for any Recourse Liabilities (as defined in the respective SAFStor Loan Agreement) arising out of or in connection with certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the respective SAFStor Loan Agreement. The Company also guarantees the full payment of the debt upon the occurrence of any Springing Recourse Events (as defined in the respective SAFStor Loan Agreement), such as if the borrower voluntarily files a bankruptcy or similar liquidation or reorganization action or upon certain other violations of the respective SAFStor Loan Agreement. The guarantees by the Company are limited for loss recourse events, to the loss attributable to properties in which it indirectly owns an interest and for Springing Recourse Events (as defined in the respective SAFStor Loan Agreement) to the pro-rata share of the aggregate liability of all guarantors within the pool of the guarantor properties. As of September 30, 2024, the outstanding balance of the pools of guaranties is $245.2 million. On October 3, 2024, NSP paid the debt in full.
On September 14, 2022, the Company entered into guaranties (the “BS Guaranties”) for the benefit of JPMorgan Chase Bank, National Association (“JPM”) and any additional or subsequent lenders from time to time (collectively, “BS Lender”) under a loan agreement (the "BS Loan Agreement"), pursuant to which the Company guaranteed certain obligations of the borrowers (“BS Borrower”) under the BS Loan Agreement. The Company, through its ownership in NSP, owns an indirect interest in BS Borrower and entered into the BS Guaranties as a condition of BS Lender lending to BS Borrower under the BS Loan Agreement. Pursuant to the BS Guaranties, the Company guaranteed certain carrying obligations, including interest payments, of BS Borrower and certain recourse obligations of BS Borrower pertaining to exculpation or indemnification of BS Lender. The BS Guaranties also provide that the Company may be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by BS Borrower, but does not provide for a full guarantee of repayment in all circumstances. The BS Loan Agreement provides for a single initial advance of the loan in the amount of $221.8 million to BS Borrower on the closing date and provides BS Borrower the right to request additional advances in connection with subsequently acquired properties. Amounts outstanding under the BS Loan Agreement are due and payable on March 9, 2024 which date may, at the option of BS Borrower, be extended for an additional six months upon the satisfaction of certain terms and conditions. On March 8, 2024, the BS Lender agreed to extend the maturity date to March 22, 2024. On March 22, 2024, the BS Lender agreed to extend the maturity date on the two loans to September 9, 2024. On September 9, 2024, the BS Lender agreed to extend the maturity date on the two loans to October 9, 2024. On October 3, 2024, NSP paid the debt in full. Prior to repayment, borrowings outstanding under the BS Loan Agreement were secured by mortgages on real property owned by one or more of the borrowers comprising BS Borrower and bore interest at the one-month SOFR, subject to a floor of 0.50%, plus an applicable spread of approximately 4.0% with respect to approximately $133.3 million of principal as of September 30, 2024 and approximately 5.4% with respect to approximately $46.9 million of principal as of September 30, 2024.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NREF, HFRO and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of September 30, 2024. As of September 30, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $11.6 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.
Separately, on September 14, 2022, the Company entered into a Guaranty Agreement (Recourse Obligations), dated September 14, 2022 (the “CMBS Guaranty”) for the benefit of JPM and any additional or subsequent lenders from time to time (collectively, the “CMBS Lender”) under a loan agreement (the "CMBS Loan Agreement"), by and among the borrowers thereunder (collectively, “CMBS Borrower”) and the CMBS Lender. The CMBS Loan Agreement provides for a loan of $356.5 million to CMBS Borrower. The Company, through its ownership in NSP, owns an indirect interest in CMBS Borrower and entered into the CMBS Guaranty as a condition of the CMBS Loan Agreement. Pursuant to the CMBS Guaranty, the Company guaranteed certain recourse obligations of CMBS Borrower pertaining to exculpation or indemnification of CMBS Lender, but does not provide for a full guarantee of repayment in all circumstances. Amounts outstanding under the CMBS Loan Agreement were due and payable on September 9, 2024. On September 9, 2024, the CMBS Lender and NSP entered into a forbearance agreement, and the CMBS Lender agreed to, until October 9, 2024, forbear from proceeding to exercise its remedies relating to the failure to repay the debt by September 9, 2024. On October 3, 2024, NSP repaid the debt in full. Prior to repayment, borrowings outstanding under the CMBS Loan Agreement were secured by mortgages on real property owned by one or more of the borrowers comprising CMBS Borrower and bore interest at one-month SOFR plus a spread of approximately 3.6%, which would increase by 0.1% upon a second extension of the loan maturity and by an additional approximately 0.15% upon a third extension of the loan maturity.
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
Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the three and nine months ended September 30, 2024 the Company through its subsidiaries has paid approximately $0.2 million and $0.5 million, respectively, in property management fees to NexVest. For the three and nine months ended September 30, 2023, the Company through its subsidiaries has paid approximately $0.2 million and $0.5 million respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for Cityplace Tower also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the three and nine months ended September 30, 2024, the SPE holding Cityplace Tower reimbursed $0.4 million and $1.3 million, respectively, to NexVest for these expenses. For the three and nine months ended September

30, 2023, the SPE holding Cityplace Tower reimbursed $0.4 million and $1.3 million, respectively, to NexVest for these expenses.
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
The Company is a limited guarantor and an indemnitor on one of NHT’s loans with an aggregate principal amount of $74.4 million as of September 30, 2024. NHT is a publicly traded hospitality REIT that is managed by an affiliate of the Adviser. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.
The Company is a guarantor and an indemnitor on a loan from The Ohio State Life Insurance Company, an entity that has common ownership with the Adviser, taken by Freedom LHV which owns White Rock Center, with an aggregate principal amount of $10.0 million as of September 30, 2024. The obligations include a continuing guarantee, which is generally applicable to all current and future liabilities or obligations of the borrower, whether directly or indirectly incurred, including through an agreement with an affiliate, joint venture partner or other third party. This guarantee remains in effect until all such obligations have been satisfied in full, unless terminated in accordance with the terms of the guarantee agreement. The loan is secured by certain real property held by Freedom LHV.
On December 8, 2022, the Company, through NREO, entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in the joint ventures (the "SAFStor Ventures") with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for approximately 47,064 newly created Class B common operating company units of the NSP OC ("Class B Units"), representing 14.8% of the outstanding combined classes of common units of the NSP OC (the "NSP OC Common Units") immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NSP, of which the Company owns approximately 86,369 shares, or 52.8%, of the outstanding common stock as of September 30, 2024. In connection with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser following which they were wholly owned by a subsidiary of the NSP OC. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of September 30, 2024, the Company owns approximately 47,064 Class B Units, or 29.5%, of the outstanding NSP OC Common Units.
On December 23, 2022, the Company, through NREO, redeemed 2,100,000 common units of limited partnership (the "NREF OP Units") of NexPoint Real Estate Finance Operating Partnership, L.P. (the "NREF OP") for 2,100,000 shares of common stock of NREF. The NREF OP is the operating partnership of NREF, a publicly traded mortgage REIT managed by an affiliate of the Adviser.
On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NHI and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI and owns 68,254 and 66,268 shares, respectively, as of September 30, 2024 and December 31, 2023.
NREF OP Promissory Note
On April 19, 2024, the Company, through the OP, loaned $6.5 million to NREF OP IV, L.P. ("NREF OP IV"). In connection with the loan, NREF OP IV issued a promissory note to the OP in the principal amount of $6.5 million bearing interest at 7.535%, which is payable in kind, interest only during the term and matures on April 19, 2029. NREF OP IV is a subsidiary of NREF, which is managed by an affiliate of the Adviser. On September 11, 2024, NREF OP IV extinguished the note and paid down the remaining principal balance and accrued interest.
Investments in DSTs
On July 26, 2024, the Company, through NREO, acquired $4.6 million worth of Class 1 in NexPoint Life Sciences II DST ("Life Sciences DST"), a Delaware statutory trust. Life Sciences DST is managed by an affiliate of the Adviser. Life

Sciences DST owns a manufacturing and production facility in Philadelphia, PA that is under a triple net lease. It is anticipated that the Company will receive an annual dividend of 4.36% in year one, and projected to range from 4.39% to 5.65% in years two through ten on this investment.
On July 26, 2024, the Company, through NREO, acquired $14.9 million worth of Class 1 in NexPoint Semiconductor DST ("Semiconductor DST"), a Delaware statutory trust. Semiconductor DST is managed by an affiliate of the Adviser. Semiconductor DST owns a semiconductor manufacturing property in Temecula, CA that is under a triple net lease. On September 11, 2024, the Company acquired an additional $6.1 million worth of Class 1 in Semiconductor DST. It is anticipated that the Company will receive an annual dividend starting at 5.21% in year one, and projected to range from 5.33% to 7.57% in years two through ten on this investment.
Capital Acquisitions Partners, LLC
The Company owns approximately 20.9% of the total outstanding membership interests of Capital Acquisitions Partners, LLC. The remaining membership interests are held by NREF OP. See Notes 7 and 8 for additional information.
Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the nine months ended and as of September 30, 2024, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)		Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Real Estate Finance, Inc.	Common Stock	$32,823	$(252)		$—	$3,150	$2,898
NexPoint Storage Partners, Inc.	Common Stock	73,442	5,256		—	—	5,256
NexPoint Residential Trust, Inc.	Common Stock	4,192	909		—	130	1,039
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	21,060	247		—	1,225	1,472
NexPoint Hospitality Trust	Common Stock	—	2,088	(1)	—	—	2,088
NexPoint Storage Partners Operating Company, LLC	LLC Units	40,021	2,864		—	—	2,864
SFR WLIF III, LLC	LLC Units	6,842	—		523	—	523
Claymore Holdings, LLC	LLC Units	—	(454)		—	—	(454)
Allenby, LLC	LLC Units	—	(110)		—	—	(110)
Haygood, LLC.	LLC Units	—	—		—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	148,892	(567)		—	4,434	3,867
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	76,104	(584)		—	7,304	6,720
NexPoint SFR Operating Partnership, L.P.	Partnership Units	46,943	(4,315)		—	1,875	(2,440)

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)		Equity in income (loss)	Interest and Dividends	Total Income
NexAnnuity Holdings, Inc.	Preferred Shares	68,524	—		—	3,956	3,956
NexPoint Hospitality Trust	Promissory Note	—	(308)	(1)	—	—	(308)
NexPoint Storage Partners Operating Company, LLC	Promissory Note	2,763	(13)		—	174	161
NexPoint SFR Operating Partnership, L.P.	Promissory Note	500	—		—	33	33
NREF OP IV, L.P.	Promissory Note	—	—		—	188	188
Semiconductor DST	LLC Units	20,959	—		—	86	86
Life Science II DST	LLC Units	9,600	—		—	144	144
Capital Acquisitions Partners, LLC	LLC Units	1,797	—		80	—	80
Total		$554,462	$4,761		$603	$22,699	$28,063

(1)	Reflects the change in unrealized gain/(loss) prior to the NHT consolidation.

For the nine months ended and as of September 30, 2023, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Interest and Dividends		Total Income
NexPoint Hospitality Trust	Common Stock	$9,500	$(18,185)	$—	$—		$(18,185)
NexPoint Real Estate Finance, Inc.	Common Stock	34,356	987	—	4,316		5,303
NexPoint Storage Partners, Inc.	Common Stock	69,484	(34,210)	—	—		(34,210)
NexPoint Residential Trust, Inc.	Common Stock	2,910	(1,027)	—	113		(914)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	21,275	468	—	1,411		1,879
NexPoint Hospitality Trust	Convertible Notes	22,173	694	—	479		1,173
NexPoint Storage Partners Operating Company, LLC	LLC Units	37,863	(18,642)	—	—		(18,642)
SFR WLIF III, LLC	LLC Units	7,200	—	498	—		498
Claymore Holdings, LLC	LLC Units	—	—	—	—		—
Allenby, LLC	LLC Units	—	—	—	—		—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	146,419	(26,108)	—	2,866		(23,242)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	79,658	2,288	—	8,764	—	11,052
NexPoint SFR Operating Partnership, L.P.	Partnership Units	49,568	(4,513)	—	1,203	—	(3,310)
NexAnnuity Holdings, Inc.	Preferred Shares	66,955	—	—	455	—	455
Total		$547,361	$(98,248)	$498	$19,607		$(78,143)

15. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The NSP Series D Preferred Stock remains outstanding as of September 30, 2024. As of September 30, 2024, the outstanding NSP Series D Preferred Stock accrued dividends was $11.6 million, and the Company and NREF OP IV REIT SUB, LLC are jointly and severally liable for 85.90% of the guaranteed amount.
On July 2, 2021, the Company, together the Co-Guarantors as limited guarantors, entered into a SAFStor Recourse Guaranty I in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under the SAFStor Loan Agreement I, in an aggregate principal amount of $235.86 million, for the benefit of entities indirectly owned by SAFStor, pursuant to which the Company and the Co-Guarantors guaranteed certain obligations of SAFStor. On July 2, 2021, the Company also entered a substantively identical guaranty in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under the SAFStor Mezzanine Loan Agreement I, in the amount of $6.05 million, for the benefit of entities indirectly owned by SAFStor. On April 24, 2023, the Company joined certain separate guaranties previously made in favor of ACORE by the Co-Guarantors pursuant to the SAFStor Recourse Guaranty II in favor of ACORE in its capacity as (i) Administrative Agent for and on behalf of the Lenders under the SAFStor Loan Agreement II, for the benefit of SAFStor, and (ii) Administrative Agent for and on behalf of the Lenders under the SAFStor Mezzanine Loan Agreement II, for the benefit of entities indirectly owned by SAFStor. On October 3, 2024, NSP paid the debt in full. See Note 14 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $74.4 million outstanding, as of September 30, 2024. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company has not recorded a contingent liability as NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a loan taken by the SPE which owns Cityplace Tower with an aggregate principal amount of $140.5 million as of September 30, 2024. The obligations include a completion guarantee, which is generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of September 30, 2024, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a loan from The Ohio State Life Insurance Company, an entity that has common ownership with the Adviser, taken by Freedom LHV which owns White Rock Center. As of September 30, 2024, the loan had an outstanding amount of $10.0 million. As the guarantor, it owes obligations including a continuing guarantee, which is generally applicable to all current and future liabilities or obligations of the borrower under the loan agreement. This guarantee remains in effect until all such obligations have been satisfied in full, unless terminated in accordance with the terms of the guarantee agreement. As the indemnitor, it owes customary environmental indemnifications. The Company has not recorded a contingent liability as White Rock Center is current on all debt payments and in compliance with all debt compliance provisions.
A subsidiary of the Company, together with Calida Holdings III, LP, is a guarantor and an indemnitor on a loan taken by the SPE that owns Tivoli. As of September 30, 2024, the loan had an outstanding balance of $13.5 million. As a guarantor, it owes the obligations including a guaranty of payment, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, it owes customary environmental indemnifications. The Company has not recorded a contingent liability as Tivoli is current on all debt payments and in compliance with all debt compliance provisions.
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2024, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore, Allenby and Haygood are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.
16. Operating Leases

Lessor Accounting
The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at September 30, 2024 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2024	$2,171
2025	8,657
2026	7,862
2027	7,081
2028	5,124
Thereafter	28,412
Total	$59,307

The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the nine months ended September 30, 2024:

For the Nine Months Ended September 30, 2024
Tenant	Rental Income
Neiman Marcus Group, LLC	$1,579
The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the nine months ended September 30, 2023:

For the Nine Months Ended September 30, 2023
Tenant	Rental Income
Hudson Advisors LLC	$2,135

17. Segment Information
Reportable Segments
Following the consolidation of NHT, the Company has two reportable segments. For the three and nine months ended September 30, 2024, the majority of the Company’s operations are included within the Company’s primary reportable segment, NXDT, as the NHT reportable segment was acquired on April 19, 2024. For the three and nine months ended September 30, 2023, the Company had one reportable segment, NXDT. The following presents select operational results for the reportable segments (in thousands):

	For the Three Months Ended September 30,
	2024				2023
	Revenues	Expenses	Other income and expenses	Net loss	Revenues	Expenses	Other income and expenses	Net loss
NexPoint Diversified Real Estate Trust	$13,529	$(12,037)	$(12,740)	$(11,247)	$12,364	$(12,885)	$(67,437)	$(67,958)
NexPoint Hospitality Trust	8,687	(16,125)	3,266	(4,173)	—	—	—	—
Total Company	$22,216	$(28,162)	$(9,474)	$(15,420)	$12,364	$(12,885)	$(67,437)	$(67,958)

	For the Nine Months Ended September 30,
	2024				2023
	Revenues	Expenses	Other income and expenses	Net loss	Revenues	Expenses	Other income and expenses	Net loss
NexPoint Diversified Real Estate Trust	$39,285	$(36,949)	(41,566)	$(39,230)	$41,110	$(39,276)	(103,180)	$(101,346)
NexPoint Hospitality Trust	18,011	(25,431)	(840)	(8,260)	—	—	—	—
Total Company	$57,295	$(62,379)	$(42,407)	$(47,490)	$41,110	$(39,276)	$(103,180)	$(101,346)
The following presents select balance sheet data for the reportable segments (in thousands):

	As of September 30, 2024			As of December 31, 2023
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total Company	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total Company
Assets
Gross operating real estate investments	$276,686	$166,867	$443,553	$284,439	$—	$284,439
Accumulated depreciation and amortization	(28,485)	(2,513)	(30,998)	(20,525)	—	(20,525)
Net operating real estate investments	248,201	164,354	412,555	263,914	—	263,914
Net real estate investments	248,201	164,354	412,555	263,914	—	263,914
Other assets	808,061	20,098	828,159	834,422	—	834,422
Total assets	$1,056,262	$184,452	$1,240,714	$1,098,336	$—	$1,098,336
Although the Company considers NOI a useful measure of a segment's or segments' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income and consistent with how the Company's CODM evaluates total NOI. The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for the three and nine months ended September 30, 2024 to net loss, the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total
Net loss	$(11,247)	$(4,173)	$(15,420)	$(39,230)	$(8,260)	$(47,490)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,720	256	3,976	10,140	525	10,665
Corporate general and administrative expenses	1,646	1,197	2,843	7,107	1,766	8,873
Income tax expense	748	(48)	700	1,583	(30)	1,553
Depreciation and amortization	3,150	1,360	4,510	8,694	2,714	11,408
Interest expense	4,461	3,827	8,288	13,371	7,299	20,670
Non-operating property investment revenue¹	(8,126)	(925)	(9,050)	(25,386)	(1,299)	(26,685)
Realized (gains) losses from non-real estate investments	1	—	1	21,876	—	21,876
Change in unrealized (gains) losses from non-real estate investments	885	—	885	(2,251)	—	(2,251)
Equity in (income) losses of unconsolidated equity method ventures	(400)	—	(400)	558	—	558
Impairment loss	—	6,134	6,134	—	6,134	6,134
NOI	$(5,161)	$7,628	$2,467	$(3,538)	$8,849	$5,311

(1)    Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

18. Subsequent Events
Dividends Declared
On October 28, 2024, the Board approved a quarterly dividend of $0.15 per common share, payable on December 31, 2024 to shareholders of record on November 15, 2024. The dividend on the Company’s common shares consists of a combination of cash and shares, with the cash component of the dividend (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on October 28, 2024, the Board approved a quarterly dividend of $0.34375 per Series A Preferred Share, payable on December 31, 2024 to shareholders of record on December 23, 2024.
Issuance of Common Shares to Adviser
On October 7, 2024, the Company issued 250,353.81 common shares to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement.
Share Repurchase Program
On October 24, 2022, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of common shares and Series A Preferred Shares, at an aggregate market value of up to $20.0 million during a two-year period that expired on October 24, 2024. On October 28, 2024, the Board authorized the Company to repurchase an indeterminate number of common shares and Series A Preferred Shares, at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 28, 2026. This authorization replaced the Board’s prior authorization of the Share Repurchase Program. As of September 30, 2024, the Company had not made any repurchases of common shares or Series A Preferred Shares pursuant to the Share Repurchase Program.
NSP Debt Refinance
On October 3, 2024, NSP paid down the full principal balances of the SAFStor Loan Agreements, CMBS Loan Agreement and BS Loan Agreement with the proceeds of a new loan from Citi Real Estate Funding, Inc. (“Citi”) and JPM. Separately, on October 3, 2024, the Company entered into a Guaranty Agreement (Recourse Obligations), dated October 4, 2024 (the “Citi Guaranty”) for the benefit of JPM and Citi (collectively, the “Citi Lender”) under a loan agreement (the "Citi Loan Agreement"), by and among the borrowers thereunder (collectively, “Citi Borrower”) and the Citi Lender. The Company is the owner of an indirect interest in Citi Borrower and entered into the Citi Guaranty as a condition of the Citi Lender lending to Citi Borrower under the Citi Loan Agreement. Pursuant to the Citi Guaranty, Company guarantees the Guaranteed Obligations (as defined in the Citi Loan Agreement). The Guaranteed Obligations consist of liability for losses suffered by the Citi Lender arising out of certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the Citi Loan Agreement. The Guaranteed Obligations also include the full payment of the debt upon the occurrence of certain events including borrower voluntarily filing for bankruptcy or similar liquidation or reorganization action or upon certain other violations of the Citi Loan Agreement. The Citi Loan Agreement provides for a loan of $750.0 million to Citi Borrower. The Citi Loan Agreement is set to mature on November 1, 2029. Borrowings outstanding under the Citi Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising Citi Borrower.
NexBank Debt Amendment
On October 22, 2024, the Company amended the NexBank Revolver agreement to allow for the Lubbock property to be used as collateral for the debt.
Held for Sale, Las Colinas Homewood Suites
On October 21, 2024, the Company classified Las Colinas Homewood Suites as held for sale.

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
Overview
As of September 30, 2024, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The company has two reportable segments, NXDT and NHT. NXDT represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio (the "NXDT Portfolio"). The NXDT reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The NHT reportable segment represents a minority of the Company's consolidated portfolio (the "NHT Portfolio") and operations and is focused on acquiring additional U.S. located hospitality assets that meet its investment objectives and criteria and seeking to own, renovate and operate its existing portfolio of income-producing hotel properties. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of September 30, 2024, there were 2,000 OP Units outstanding, of which 100% were owned by us.
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
On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed in connection with the bankruptcy proceedings of Highland, a former affiliate of our Sponsor, filed a lawsuit (the "Bankruptcy Trust Lawsuit") against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, UBS Securities and its affiliate (collectively “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of entities currently or previously affiliated with Mr. Dondero, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the "UBS Lawsuit"). Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
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

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement and fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement (see Note 14 to our consolidated financial statements).
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
Impairment loss. Impairment loss includes impairment charges recognized on real estate assets held and used and the loss recognized for real estate held for sale, which is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.
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

Real Estate Investments Statistics
As of September 30, 2024, the NXDT segment was invested in two retail properties, and one office and hospitality property (excluding investments in undeveloped land), and the NHT segment consisted of eight hotel properties as listed below:
NXDT Segment:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	September 30, 2024	September 30, 2024
White Rock Center	82,793	Retail		6/13/2013	$1.58	75.3%
5916 W Loop 289	30,140	Retail		7/23/2013	$—	—%	(4)
Cityplace Tower	1,365,711	Office & Hospitality	(3)	8/15/2018	$2.16	46.6%
	1,478,644
NHT Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	HGI Property	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Park City	Upscale	Full-Service	2016	122
Hampton Inn & Suites	Bradenton, Florida	Bradenton	Upscale	Select-Service	1926/2016	119
Homewood Suites	Plano, Texas	HWS Plano	Upscale	Extended Stay	1996/2018	99
Homewood Suites	Addison, Texas	HWS Addison	Upscale	Extended Stay	1990/2018	120
Homewood Suites	Irving, Texas	HWS Las Colinas	Upscale	Extended Stay	1990/2018	136
Marriott	St. Petersburg, Florida	St. Pete Property	Upper Upscale	Full-Service	2001/2021	209
Total Rooms:						1,045
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of September 30, 2024, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of September 30, 2024.
(2)Percent occupied is calculated as the rentable square footage occupied as of September 30, 2024, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of September 30, 2024.
(4)The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.

Consolidated Results of Operations for the Three and Nine Ended September 30, 2024, and 2023
The three months ended September 30, 2024 as compared to the three months ended September 30, 2023
The following tables set forth a summary of our operating results for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change
Total revenues	$22,216	$12,364	$9,852
Total expenses	(28,162)	(12,885)	(15,277)
Operating income	(5,946)	(521)	(5,425)
Interest expense	(8,288)	(4,173)	(4,115)
Equity in income (losses) of unconsolidated ventures	400	(369)	769
Income tax expense	(700)	(330)	(370)
Change in unrealized gains (losses)	(885)	(61,626)	60,741
Realized gains (losses)	(1)	(939)	938
Net income (loss)	(15,420)	(67,958)	52,538
Net (income) loss attributable to preferred shareholders	(1,155)	(1,155)	—
Net (income) loss attributable to noncontrolling interests	6,538	—	6,538
Net income (loss) attributable to common shareholders	$(10,037)	$(69,113)	$59,076

The net loss for the three months ended September 30, 2024 and 2023, primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $4.4 million for the three months ended September 30, 2024, compared to $5.4 million for the three months ended September 30, 2023, which was a decrease of approximately $1.0 million. Rental income decreased between the periods due to a decrease in occupancy at Cityplace Tower.
Rooms. Rooms revenue was $7.3 million for the three months ended September 30, 2024. All rooms revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Food and beverage. F&B revenue was $0.5 million for the three months ended September 30, 2024. All F&B revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Interest and dividends. Interest and dividends totaled $9.1 million for the three months ended September 30, 2024, compared to $6.9 million for the three months ended September 30, 2023, which was an increase of approximately $2.2 million. The increase between the periods was primarily due to an increase in dividend income.
Other income. Other income was approximately $906.0 thousand for the three months ended September 30, 2024, compared to $97.0 thousand for the three months ended September 30, 2023, which was an increase of approximately $809.0 thousand. The increase between the periods was primarily due to the consolidation of NHT.
Expenses
Property operating expenses. Property operating expenses were $6.3 million for the three months ended September 30, 2024, compared to $1.5 million for the three months ended September 30, 2023, which was an increase of approximately $4.8 million. The increase between the periods was primarily due to the consolidation of NHT.

Property management fees. Property management fees were $0.7 million for the three months ended September 30, 2024, compared to $0.2 million for the three months ended September 30, 2023, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to the consolidation of NHT.
Real estate taxes and insurance. Real estate taxes and insurance costs were $1.6 million for the three months ended September 30, 2024, compared to $1.4 million for the three months ended September 30, 2023, which was an increase of approximately $0.2 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower. The increase between the periods was primarily due to the consolidation of NHT.
Advisory and administrative fees. For the three months ended September 30, 2024, the Company incurred administrative fees and advisory fees of $4.0 million. compared to $3.5 million for the three months ended September 30, 2023. The increase between the three months ended September 30, 2024 and the three months ended September 30, 2023, is primarily attributed to an increase in total assets used to calculate the administrative and advisory Fees, as well as an addition in fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement from the NHT Acquisition.
Property general and administrative expenses. Property general and administrative expenses were $2.1 million for the three months ended September 30, 2024, compared to $0.8 million for the three months ended September 30, 2023, which was an increase of approximately $1.3 million. The increase between the periods is primarily attributed to the consolidation of NHT. Property general and administrative expenses consist primarily of expenses from our investment in Cityplace Tower and NHT properties.
Corporate general and administrative expenses. Corporate general and administrative expenses were $2.8 million for the three months ended September 30, 2024, compared to $1.7 million for the three months ended September 30, 2023, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to the consolidation of NHT.
Conversion expenses. Conversion expenses were $0.0 million for the three months ended September 30, 2024, compared to $0.0 million for the three months ended September 30, 2023, which was a decrease of approximately $0.0 million.
Depreciation and amortization. Depreciation and amortization costs were $4.5 million for the three months ended September 30, 2024, compared to $3.8 million for the three months ended September 30, 2023, which was an increase of approximately $0.7 million. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets. The increase between the periods was primarily due to the consolidation of NHT.
Impairment loss. Impairment loss was $6.1 million for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023, which was an increase of approximately $6.1 million. The increase between the periods was due to an increase in impairment charges relating to Plano Homewood Suites and Las Colinas Homewood Suites.
Other Income and Expense
Interest expense. Interest expense was $8.3 million for the three months ended September 30, 2024, compared to $4.2 million for the three months ended September 30, 2023, which was an increase of approximately $4.1 million. The increase between the periods was primarily due to the consolidation of NHT.
Equity in income (losses) of unconsolidated ventures. Equity in income (losses) of unconsolidated ventures was $0.4 million for the three months ended September 30, 2024, compared to $(0.4) million for the three months ended September 30, 2023, which was an increase of approximately $0.8 million. The increase between periods was primarily due to an increase in net income at Marriot Uptown.
Income tax expense (benefit). The Company has recorded income tax expense (benefit) of $0.7 million associated with the TRSs for the three months ended September 30, 2024, and $0.3 million associated with the TRSs for the three months ended September 30, 2023. The tax expense for the three months ended September 30, 2024 is partially offset by the annual change in valuation allowance on a deferred tax asset of $0.4 million for a net expense of $0.7 million for the three months ended September 30, 2024, that is recorded on the Consolidated Statement of Operations and Comprehensive Income.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(0.9) million for the three months ended September 30, 2024, compared to $(61.6) million for the three months ended September 30, 2023, which was an increase of approximately $60.7 million. The losses for the three months ended September 30, 2024 were largely driven by mark-to-market losses on common units of VineBrook Homes Operating Partnership, L.P. ("VB OP Units") of $7.8 million, IQHQ LP interests of $16.1 million, and offset by mark-to-market gains on NREF OP Units of $9.3 million, and NREF common stock of $4.0 million. The losses for the three months ended September 30, 2023 were primarily driven by mark-to-market losses on NSP common equity of $54.9 million and VB OP Units of $20.9 million offset by mark-to-market gains on NREF OP Units of $3.7 million and mark-to-market gains on our legacy CLOs of $13.4 million.
Realized gains (losses). Realized gains (losses) were $0.0 million for the three months ended September 30, 2024, compared to $(0.9) million for the three months ended September 30, 2023, which was an increase of approximately $0.9 million. The realized losses for the three months ended September 30, 2023 was primarily driven by realized losses on sales of equity positions.
The nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Total revenues	$57,295	$41,110	$16,185
Total expenses	(62,379)	(39,276)	(23,103)
Operating income	(5,084)	1,834	(6,918)
Interest expense	(20,670)	(11,397)	(9,273)
Equity in income (losses) of unconsolidated ventures	(558)	(23)	(535)
Income tax expense	(1,553)	(1,444)	(109)
Change in unrealized gains (losses)	2,251	(89,598)	91,849
Realized gains (losses)	(21,876)	(718)	(21,158)
Net income (loss)	(47,490)	(101,346)	53,856
Net (income) loss attributable to preferred shareholders	(3,465)	(3,465)	—
Net (income) loss attributable to noncontrolling interests	8,432	—	8,432
Net income (loss) attributable to common shareholders	$(42,523)	$(104,811)	$62,288

The net loss for the nine months ended September 30, 2024 and 2023, primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $12.5 million for the nine months ended September 30, 2024, compared to $15.5 million for the nine months ended September 30, 2023, which was a decrease of approximately $3.1 million. Rental income decreased between the periods due to a decrease in occupancy at Cityplace Tower.
Rooms revenue. Rooms revenue was $15.5 million for the nine months ended September 30, 2024. All rooms revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Food and beverage revenue. F&B revenue was $1.3 million for the nine months ended September 30, 2024. All F&B revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Interest and dividends. Interest and dividends totaled $26.7 million for the nine months ended September 30, 2024, compared to $25.4 million for the nine months ended September 30, 2023, which was an increase of approximately $1.2 million. The increase between the periods was attributed to an increase in dividends from equity investments.

Other income. Other income was approximately $1.3 million for the nine months ended September 30, 2024, compared to $0.1 million for the nine months ended September 30, 2023, which was an increase of approximately $1.2 million. The increase between the periods was attributed to the NHT consolidation.
Expenses
Property operating expenses. Property operating expenses were $14.7 million for the nine months ended September 30, 2024, compared to $5.6 million for the nine months ended September 30, 2023, which was an increase of approximately $9.1 million. The increase between the periods was primarily due to the NHT consolidation.
Property management fees. Property management fees were $1.0 million for the nine months ended September 30, 2024, compared to $0.6 million for the nine months ended September 30, 2023, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to the NHT consolidation.
Real estate taxes and insurance. Real estate taxes and insurance costs were $4.7 million for the nine months ended September 30, 2024, compared to $4.1 million for the nine months ended September 30, 2023, which was an increase of approximately $0.6 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower. The increase between the periods was primarily due to the consolidation of NHT.
Advisory and administrative fees. For the nine months ended September 30, 2024, the Company incurred administrative fees and advisory fees of $10.7 million. For the nine months ended September 30, 2023, the Company incurred administrative fees and advisory fees of $8.7 million, inclusive of $2.0 million in expenses that were waived and cannot be recouped by the Adviser. The Expense Cap expired on June 30, 2023. The increase between the nine months ended September 30, 2024 and the nine months ended September 30, 2023, is primarily attributed to the addition of fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement from the NHT Acquisition and the expiration of the Expense Cap.
Property general and administrative expenses. Property general and administrative expenses were $4.9 million for the nine months ended September 30, 2024, compared to $2.6 million for the nine months ended September 30, 2023, which was an increase of approximately $2.3 million. The increase between the periods is primarily attributed to the NHT consolidation.
Corporate general and administrative expenses. Corporate general and administrative expenses were $8.9 million for the nine months ended September 30, 2024, compared to $5.4 million for the nine months ended September 30, 2023, which was an increase of approximately $3.4 million. The increase between periods was primarily due to an increase in accounting and audit fees.
Conversion expenses. Conversion expenses were $0.0 million for the nine months ended September 30, 2024, compared to $1.4 million for the nine months ended September 30, 2023, which was a decrease of approximately $1.4 million. The decrease between the periods was primarily due to a decrease in expenses related to the Business Change.
Depreciation and amortization. Depreciation and amortization costs were $11.4 million for the nine months ended September 30, 2024, compared to $10.9 million for the nine months ended September 30, 2023, which was an increase of approximately $0.5 million. Due to the Business Change, the fair value of our real estate properties as of July 1, 2022 became the new cost basis for the Company. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets. The increase between the periods was primarily due to the NHT consolidation.
Impairment loss. Impairment loss was $6.1 million for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023, which was an increase of approximately $6.1 million. The increase between the periods was due to an increase in impairment charges relating to Plano Homewood Suites and Las Colinas Homewood Suites.
Other Income and Expense
Interest expense. Interest expense was $20.7 million for the nine months ended September 30, 2024, compared to $11.4 million for the nine months ended September 30, 2023, which was an increase of approximately $9.3 million. The increase between the periods was primarily due to the NHT consolidation.

Equity in income (losses) of unconsolidated ventures. Equity in losses of unconsolidated ventures was $(0.6) million for the nine months ended September 30, 2024, compared to $0.0 million for the nine months ended September 30, 2023, which was a decrease of approximately $(0.6) million. The decrease between periods was primarily due to a decrease in net income at Marriot Uptown.
Income tax expense (benefit). The Company has recorded income tax expense (benefit) of $(1.6) million associated with the TRSs for the nine months ended September 30, 2024 and $1.4 million associated with the TRSs for the nine months ended September 30, 2023. The tax expense for the nine months ended September 30, 2024 is partially offset by the annual change in valuation allowance on a deferred tax asset of $0.2 million for a net expense of $1.6 million for the nine months ended September 30, 2024, that is recorded on the Consolidated Statement of Operations and Comprehensive Income.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $2.3 million for the nine months ended September 30, 2024, compared to $(89.6) million for the nine months ended September 30, 2023, which was an increase of approximately $91.8 million. The gains for the nine months ended September 30, 2024 were largely driven by redemptions of the legacy CLO positions, which generated realized losses and a positive change in unrealized, mark-to-market gains on NSP common equity of $5.3 million, VB OP Units of $2.4 million, offset by mark-to-market losses on IQHQ LP interests of $22.2 million. The losses for the nine months ended September 30, 2023 were primarily driven by mark-to-market losses on common units of NSP common equity of $34.2 million, mark-to-market losses on NHT common stock of $18.8 million, and losses on VB OP Units of $26.1 million.
Realized gains (losses). Realized gains (losses) were $(21.9) million for the nine months ended September 30, 2024, compared to $(0.7) million for the nine months ended September 30, 2023, which was a decrease of approximately $(21.2) million. The losses for the nine months ended September 30, 2024 were primarily driven by realized losses on the legacy CLOs of $22.8 million. The losses for the nine months ended September 30, 2023 were primarily driven by realized losses on the sale of equities of $1.3 million.
Non-GAAP Measurements
Consolidated Net Operating Income and Same Store Net Operating Income
Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties between segments and to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory fees and administrative fees, (3) the impact of depreciation and amortization, (4) corporate general and administrative expenses, (5) income tax expenses, (6) conversion expenses, (7) non-operating property investment revenue, (8) realized and change in unrealized gains (losses) generated from non-real estate investments, (9) equity in income (losses) of unconsolidated equity method ventures, and (10) impairment loss.
The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Corporate general and administrative expenses, advisory fees and administrative fees, conversion expenses, and income tax expenses are eliminated because they do not reflect continuing operating costs of the property. Depreciation and amortization expenses and impairment loss are eliminated because they may not accurately represent the actual change in value in our properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Equity in income (losses) of unconsolidated equity method ventures are eliminated because they do not reflect continuing operating costs of the properties. Non-operating property investment revenue and realized and change in unrealized gains (losses) from non-real estate investments are eliminated as they do not reflect continuing operating costs of the properties. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, advisory fees and administrative fees, conversion expenses, income tax expenses, depreciation and amortization expense, non-operating property investment revenue and realized and change in unrealized gains and losses generated from non-real estate investments, equity in income or losses of unconsolidated equity method ventures, and impairment loss, all of which may be material values. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
Consolidated NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2024 and 2023
The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three and nine months ended September 30, 2024 and 2023 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2024	2023	2024	2023
Net loss	$(15,420)	$(67,958)	$(47,490)	$(101,346)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,976	3,469	10,665	8,707
Corporate general and administrative expenses	2,843	1,685	8,873	5,433
Conversion expenses	—	—	—	1,444
Income tax expense	700	330	1,553	1,444
Depreciation and amortization	4,510	3,820	11,408	10,928
Interest expense	8,288	4,173	20,670	11,397
Non-operating property investment revenue¹	(9,050)	(6,863)	(26,685)	(25,441)
Realized (gains) losses from non-real estate investments	1	939	21,876	718
Change in unrealized (gains) losses from non-real estate investments	885	61,626	(2,251)	89,598
Equity in (income) losses of unconsolidated equity method ventures	(400)	369	558	23
Impairment loss	6,134	—	6,134	—
NOI	$2,467	$1,590	$5,311	$2,905
Less Non-Same Store
Revenues	$(12,801)	$(5,097)	$(29,540)	$(14,543)
Operating expenses	10,536	3,749	24,849	12,348
Same Store NOI	$202	$242	$620	$710

(1)    Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three and nine months ended September 30, 2024 to net income (loss), the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total
Net loss	$(11,247)	$(4,173)	$(15,420)	$(39,230)	$(8,260)	$(47,490)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,720	256	3,976	10,140	525	10,665
Corporate general and administrative expenses	1,646	1,197	2,843	7,107	1,766	8,873
Income tax expense	748	(48)	700	1,583	(30)	1,553
Depreciation and amortization	3,150	1,360	4,510	8,694	2,714	11,408
Interest expense	4,461	3,827	8,288	13,371	7,299	20,670
Non-operating property investment revenue¹	(8,126)	(925)	(9,050)	(25,386)	(1,299)	(26,685)
Realized (gains) losses from non-real estate investments	1	—	1	21,876	—	21,876
Change in unrealized (gains) losses from non-real estate investments	885	—	885	(2,251)	—	(2,251)
Equity in (income) losses of unconsolidated equity method ventures	(400)	—	(400)	558	—	558
Impairment loss	—	6,134	6,134	—	6,134	6,134
NOI	$(5,161)	$7,628	$2,467	$(3,538)	$8,849	$5,311
Less Non-Same Store
Revenues	$(14,000)	$1,199	$(12,801)	$(21,727)	$(7,813)	$(29,540)
Operating expenses	3,357	7,179	10,537	10,558	14,292	24,849
Same Store NOI	$(15,804)	$16,006	$203	$(14,707)	$15,327	$621

(1)    Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.
Consolidated NOI for Our Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2024 and 2023
There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three months ended September 30, 2024, and 2023 (our "Same Store" properties). Our Same Store properties exclude Cityplace Tower as of September 30, 2024 and 2023, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude the NHT segment, as the properties in that segment were not held in the comparable period.
The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2024 and 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$364	$404	$(40)	-9.9%
Same Store revenues	364	404	(40)	-9.9%
Non-Same Store
Rental income	4,083	5,000	(917)	-18.3%
Other income	905	97	808	830.3%	(1)
Rooms	7,280	—	7,280	—%
Food and beverage	533	—	533	—%
Non-Same Store revenues	12,801	5,097	7,704	151.1%	(1)
Total revenues	13,165	5,502	7,664	139.3%	(1)

Operating expenses
Same Store
Property operating expenses	38	34	4	10.7%
Real estate taxes and insurance	65	79	(13)	-16.7%
Property management fees	20	20	1	3.4%
Property general and administrative expenses	39	30	10	32.7%
Same Store operating expenses	163	162	(1)	-0.6%
Non-Same Store
Property operating expenses	6,300	1,493	4,807	322.1%	(1)
Real estate taxes and insurance	1,573	1,281	292	22.8%
Property management fees	645	171	474	277.2%	(1)
Property general and administrative expenses	2,019	803	1,216	151.2%	(1)
Non-Same Store operating expenses	10,537	3,749	6,788	181.1%	(1)
Total operating expenses	10,700	3,911	6,787	173.6%	(1)

NOI
Same Store	203	243	(41)	-16.9%
Non-Same Store	2,264	1,349	916	67.9%	(1)
Total NOI	$2,467	$1,590	$877	55.2%	(1)
(1)    Denotes that the significant percentage change in the current period comparison is primarily attributed to the consolidation of NHT.
Consolidated Same Store Results of Operations for the Three Months Ended September 30, 2024 and 2023
As of September 30, 2024, our Same Store properties were approximately 55.2% leased with a weighted average monthly effective occupied rent per square foot of $1.16, compared to 75.7% leased with a weighted average monthly effective rent per square foot of $1.21 as of September 30, 2023. For our Same Store properties, we recorded the following operating results for the three months ended September 30, 2024 and 2023.
Revenues
Rental Income. Rental income was $0.4 million for the three months ended September 30, 2024, compared to $0.4 million for the three months ended September 30, 2023.
Expenses
Property operating expenses. Property operating expenses were $38.2 thousand for the three months ended September 30, 2024, compared to $34.5 thousand for the three months ended September 30, 2023, which was an increase of approximately $3.7 thousand or 10.7%. The majority of the increase between the three months ended September 30, 2024 and the three months ended September 30, 2023 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $65.4 thousand for the three months ended September 30, 2024, compared to $78.5 thousand for the three months ended September 30, 2023, which was a decrease of approximately $13.1 thousand or 16.7%. The majority of the decrease between the three months ended September 30, 2024 and the three months ended September 30, 2023 is related to a decrease in the property tax budget.
Property management fees. Property management fees were $20.3 thousand for the three months ended September 30, 2024, compared to $19.6 thousand for the three months ended September 30, 2023, which was an increase of approximately $0.7 thousand, or 3.4%. The increase between the three months ended September 30, 2024 and the three months ended September 30, 2023 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $39.3 thousand for the three months ended September 30, 2024, compared to $29.6 thousand for the three months ended September 30, 2023, which was an increase of approximately $9.7 thousand or 32.7%. The decrease between the three months ended September 30, 2024 and the three months ended September 30, 2023 is related to an increase in professional fees.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2024 and 2023
The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2024 and 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$1,071	$1,126	$(40)	-9.9%
Same Store revenues	1,071	1,126	(55)	-4.9%
Non-Same Store
Rental income	11,408	14,415	(3,007)	-20.9%
Other income	1,307	128	1,179	919.1%	(1)
Rooms	15,480	—	15,480	—%
Food and beverage	1,345	—	1,345	—%
Non-Same Store revenues	29,540	14,543	14,997	103.1%	(1)
Total revenues	30,611	15,669	14,942	95.4%	(1)

Operating expenses
Same Store
Property operating expenses	126	85	41	48.8%
Real estate taxes and insurance	211	223	(12)	-5.4%
Property management fees	58	55	3	5.5%
Property general and administrative expenses	55	53	2	3.8%
Same Store operating expenses	450	416	34	8.2%
Non-Same Store
Property operating expenses	14,546	5,468	9,077	166.0%	(1)
Real estate taxes and insurance	4,441	3,834	607	15.8%
Property management fees	969	498	471	94.6%
Property general and administrative expenses	4,893	2,548	2,345	92.0%	(1)
Non-Same Store operating expenses	24,849	12,348	12,500	101.2%	(1)
Total operating expenses	25,300	12,764	12,534	98.2%	(1)

NOI
Same Store	621	710	(89)	-12.5%
Non-Same Store	4,691	2,195	2,497	113.7%	(1)
Total NOI	$5,311	$2,905	$2,408	82.9%	(1)
(1)    Denotes that the significant percentage change in the current period comparison is primarily attributed to the consolidation of NHT.
See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2024 and 2023.”

Consolidated Same Store Results of Operations for the Nine Months Ended September 30, 2024 and 2023
As of September 30, 2024, our Same Store properties were approximately 55.2% leased with a weighted average monthly effective occupied rent per square foot of $1.16, compared to 75.7% leased with a weighted average monthly effective rent per square foot of $1.21 as of September 30, 2023. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2024 and 2023.
Revenues
Rental Income. Rental income was $1.1 million for the nine months ended September 30, 2024, compared to $1.1 million for the nine months ended September 30, 2023.
Expenses
Property operating expenses. Property operating expenses were $126.2 thousand for the nine months ended September 30, 2024, compared to $84.8 thousand for the nine months ended September 30, 2023, which was an increase of approximately $41.4 thousand or 48.8%. The majority of the increase between the nine months ended September 30, 2024 and the nine months ended September 30, 2023 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $211.3 thousand for the nine months ended September 30, 2024, compared to $223.3 thousand for the nine months ended September 30, 2023, which was a decrease of approximately $12.0 thousand or 5.4%. The majority of the decrease between the nine months ended September 30, 2024 and the nine months ended September 30, 2023 is related to a decrease in the property tax budget.
Property management fees. Property management fees were $57.8 thousand for the nine months ended September 30, 2024, compared to $55.3 thousand for the nine months ended September 30, 2023, which was an increase of approximately $2.5 thousand, or 5.5%. The increase between the nine months ended September 30, 2024 and the nine months ended September 30, 2023 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $55.0 thousand for the nine months ended September 30, 2024, compared to $52.8 thousand for the nine months ended September 30, 2023, which was an increase of approximately $2.2 thousand, or 3.8%. The majority of the increase between the nine months ended September 30, 2024 and the nine months ended September 30, 2023 is related to an increase in professional fees.
Consolidated FFO and AFFO
We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.
Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. We compute FFO attributable to common shareholders as net income (loss), excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, plus impairment losses and realized gains (losses). Our calculation of FFO differs slightly from NAREIT's definition of FFO because we exclude realized gains (losses). We believe the exclusion of realized gains (losses) is appropriate because these realized gains (losses) are not related to our real estate properties. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to redeemable non-controlling interests in NHT and we show the combined amounts attributable to such non-controlling interests as an adjustment to arrive at FFO attributable to common shareholders.
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
The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

		For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30	For the Nine Months Ended September 30
		2024	2023	2024	2023	% Change (1)
Net income (loss)		$(15,420)	$(67,958)	$(47,490)	$(101,346)	N/M
Depreciation and amortization		4,510	3,820	11,408	10,928	4.4%
Realized (gains) losses		1	939	21,876	718	N/M
Impairment loss		6,134	—	6,134	—	—%
Adjustment for noncontrolling interests		3,065	—	4,331		—%
FFO		(1,710)	(63,199)	(3,741)	(89,700)	N/M
Distributions to preferred shareholders		(1,155)	(1,155)	(3,465)	(3,465)	—%
FFO attributable to common shareholders		(2,865)	(64,354)	(7,206)	(93,165)	N/M

FFO per share - basic		$(0.07)	$(1.73)	$(0.18)	$(2.51)	N/M
FFO per share - diluted		$(0.07)	$(1.71)	$(0.18)	$(2.48)	N/M

Equity-based compensation expense		414	477	2,193	913	N/M
Amortization of deferred financing costs - long term debt		(133)	(197)	(580)	(441)	31.5%
Change in unrealized (gains) losses		885	61,626	(2,251)	89,598	N/M
AFFO attributable to common shareholders		(1,699)	(2,448)	(7,844)	(3,095)	N/M

AFFO per share - basic		$(0.04)	$(0.07)	$(0.20)	$(0.08)	N/M
AFFO per share - diluted		$(0.04)	$(0.06)	$(0.19)	$(0.08)	N/M

Weighted average common shares outstanding - basic		40,786	37,187	39,662	37,177	6.7%
Weighted average common shares outstanding - diluted	(2)	42,221	37,790	40,872	37,575	8.8%

Dividends declared per common share		$0.15	$0.15	$0.45	$0.45	—%
Net income (loss) coverage	(3)	-2.52x	-12.18x	-2.66x	-6.06x	N/M
FFO Coverage - diluted	(3)	-0.47x	-11.40x	-0.4x	-5.51x	N/M
AFFO Coverage - diluted	(3)	-0.27x	-0.43x	-0.43x	-0.18x	N/M

(1) Represents the percentage change for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
(2) The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(3) Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over dividends declared per common share during the period.

The three months ended September 30, 2024 as compared to the three months ended September 30, 2023
FFO was $(1.7) million for the three months ended September 30, 2024, compared to $(63.2) million for the three months ended September 30, 2023, which was an increase of approximately $61.5 million. The change in our FFO between the three months ended September 30, 2024 and the three months ended September 30, 2023 primarily relates to the redemptions of the CLO positions, which reclassified the change in unrealized to realized gains (losses) of approximately $22.8 million.
AFFO was $(1.7) million for the three months ended September 30, 2024, compared to $(2.4) million for the three months ended September 30, 2023, which was an increase of approximately $0.7 million. The change in our AFFO between the three months ended September 30, 2024 and the three months ended September 30, 2023 primarily relates an increase in revenue from the NHT consolidation.
The nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023
FFO was $(3.7) million for the nine months ended September 30, 2024, compared to $(89.7) million for the nine months ended September 30, 2023, which was an increase of approximately $86.0 million. The change in our FFO between the nine months ended September 30, 2024 and the nine months ended September 30, 2023 primarily relates to the redemptions of the CLO positions, which reclassified the change in unrealized to realized gains (losses) of approximately $22.8 million.
AFFO was $(7.8) million for the nine months ended September 30, 2024, compared to $(3.1) million for the nine months ended September 30, 2023, which was a decrease of approximately $(4.7) million. The change in our AFFO between the nine months ended September 30, 2024 and the nine months ended September 30, 2023 primarily relates to the redemptions of the CLO positions, which reclassified the change in unrealized to realized gains (losses) of approximately $22.8 million.
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance and, if necessary, future debt or equity issuances. As of September 30, 2024, we had $8.5 million of cash available to meet our short-term liquidity requirements. As of September 30, 2024, we also had $34.9 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of September 30, 2024, we also had $0.5 million of restricted cash held in reserve by the lender on the NexBank Revolver. These reserves are to be used for future interest payments on the debt facility. As of September 30, 2024, we also had $9.3 million of restricted cash reserves associated with the NHT segment for brand-mandated Performance Improvement Plan (“PIPs”) and furniture, fixtures and equipment upgrades arising from the execution of the Company’s franchise agreement and future insurance and property tax expenses.
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
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and dividend requirements for the twelve-month period following September 30, 2024.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended September 30
	2024	2023
Net cash used in operating activities	$(7,550)	$(18,474)
Net cash provided by investing activities	18,460	15,991
Net cash used in financing activities	(10,839)	(8,332)
Net decrease in cash, cash equivalents and restricted cash	71	(10,815)
Cash, cash equivalents and restricted cash, beginning of period	53,169	48,649
Cash, cash equivalents and restricted cash, end of period	$53,240	$37,834
Cash flows from operating activities. During the nine months ended September 30, 2024, net cash provided by (used in) operating activities was $(7.6) million, compared to net cash provided by operating activities of $(18.5) million for the nine months ended September 30, 2023. The change in cash flows from operating activities was mainly attributable to a decrease in income taxes payable, life settlement premiums and accounts payable.
Cash flows from investing activities. During the nine months ended September 30, 2024, net cash provided by investing activities was $18.5 million, compared to net cash provided by investing activities of $16.0 million for the nine months ended September 30, 2023. The change in cash flows from investing activities was mainly due to the net cash acquired from the NHT Acquisition during the period.
Cash flows from financing activities. During the nine months ended September 30, 2024, net cash used in financing activities was $(10.8) million, compared to net cash used in financing activities of $(8.3) million for the nine months ended September 30, 2023. The change in cash flows from financing activities was due to a decrease in proceeds received from credit facilities, which was partially offset by a decrease in cash payments for dividends to common shareholders.
Debt
Mortgage Debt
As of September 30, 2024, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $140.5 million at a weighted average interest rate of 8.28%. See Note 6 to our consolidated financial statements for additional information.
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
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility ("Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. As of September 30, 2024, the Credit Facility bore interest at the one-month SOFR plus 4.25%. During the nine months ended September 30, 2024, the Company paid down $6.0 million on the Credit Facility. As of September 30, 2024, the Credit Facility had an outstanding balance of $14.0 million. For additional information regarding our Credit Facility, see Note 6 to our consolidated financial statements.
The Credit Facility will mature on October 7, 2025 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.

Revolving Credit Facility
On May 22, 2023, the Company entered into the revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million, and with the option to extend the maturity two times by six months. As of September 30, 2024, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on November 21, 2024, with the option to extend the maturity one time by six months. On May 21, 2024, the Company elected to use one of the two extension options to extend the maturity by six months to November 21, 2024. In order to extend the debt, the Company must give at the latest, a 60 day notice to the lender, as well as fund the interest reserve account up to a six-month reserve. As of September 30, 2024, the NexBank Revolver had an outstanding balance of $17.9 million. As of September 30, 2024, the Company held $0.5 million in restricted cash in the interest reserve account.
Notes Payable, Freedom LHV
On August 2, 2024, the Company, through Freedom LHV, LLC (“Freedom LHV”), an indirect subsidiary of the Company, borrowed approximately $10.0 million from The Ohio State Life Insurance Company, an entity that has common ownership with the Adviser. Due to the recently transacted nature of the note, the fair value of the note is approximately the outstanding balance. The note bears interest at an annual fixed rate of 10.0% and matures on August 2, 2029. The debt is secured by certain real property held by Freedom LHV and is guaranteed by the Company.
Notes Payable, NHT Segment
On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on March 1, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on March 1, 2025. As of September 30, 2024, the Note A Loan and Note B Loan had an outstanding balance of $50.2 million and $24.2 million and effective interest rates of 7.34% and 11.75%, respectively.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC and matures on February 5, 2025. The outstanding balance on the PC & B Loan at September 30, 2024 was $37.6 million, with $2.2 million available to draw on for renovation purposes as of September 30, 2024.
The PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require NHT to comply with affirmative and negative covenants. As of September 30, 2024, NHT is in compliance with all debt covenants.
The NHT OP also entered into several convertible notes with affiliates of the NHT Adviser since January 8, 2019. The fixed rate notes have rates ranging from 1.82% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance. As of September 30, 2024, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $50.2 million.

Obligations, Commitments and Investment Opportunities
The following table summarizes our contractual obligations and commitments as of September 30, 2024 for the next five calendar years subsequent to September 30, 2024.

	Payments Due by Period (in thousands)
	Total		2024	2025	2026	2027	2028	Thereafter
Property Level Debt
Principal payments	$275,742		$—	$265,742	$—	$—	$—	$10,000
Interest expense	14,404		5,597	5,218	1,000	1,000	1,000	589
Total	$290,146		$5,597	$270,960	$1,000	$1,000	$1,000	$10,589

Prime Brokerage Borrowing
Principal payments	$1,412		$—	$—	$—	$—	$—	$1,412	(1)
Interest expense	320		19	75	75	75	75	—	(1)
Total	$1,732		$19	$75	$75	$75	$75	$1,412

Preferred Shares
Dividend payments	N/A	(2)	$1,155	$4,620	$4,620	$4,620	$4,620	N/A	(2)

Credit Facility
Principal payments	$90,176		$17,897	$14,000	$—	$20,500	$—	$37,779
Interest expense	28,820		1,187	3,561	2,547	1,580	1,420	18,524
Total	$118,995		$19,084	$17,561	$2,547	$22,080	$1,420	$56,303

Total contractual obligations and commitments	$410,873		$25,855	$293,217	$8,242	$27,776	$7,115	$68,303
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
As of September 30, 2024, a total of $3.1 million in Fees to the Adviser have been waived to comply with the Expense Cap. For the three and nine ended September 30, 2024, the Company expensed $4.0 million and $10.7 million, respectively, related to the Fees. Of this $4.0 million, $1.3 million is related to shares that were, or is expected to be issued in lieu of cash, and $2.7 million that was, or is expected to be paid in cash. Of this $10.7 million, $4.0 million is related to shares that were, or are expected to be issued in lieu of cash, and $6.7 million that was, or is expected to be paid in cash.
NHT Advisory Agreement
As consideration for the NHT Adviser’s services under the NHT Advisory Agreement, we pay the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value. Pursuant to the terms of the NHT Advisory Agreement, NHT will reimburse the NHT Adviser for all documented Operating Expenses and offering expenses it incurs on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From April 19, 2024 to September 30, 2024, NHT incurred expenses subject to the NHT Expense Cap of $2.1 million.
NHT and/or the NHT OP may elect to acquire all of the outstanding and issued equity interests of the NHT Adviser (the “Internalization”) by exercising its rights, in its sole discretion, under the NHT Advisory Agreement (subject to certain terms and conditions) to effect the Internalization. NHT will pay the NHT Adviser a fee equal to three times the prior 12 months’ advisory fee as consideration for an Internalization (the “Internalization Fee”). The Internalization Fee is limited to 7.5% of the combined equity value of NHT and the NHT OP on a consolidated basis as of the date of the Internalization. The Internalization has not occurred as of September 30, 2024.
Alewife Holdings Loan
On May 10, 2024, the Company, through the OP, NREF OP IV, L.P (“NREF OP IV”), a subsidiary of NREF, an entity that is managed by an affiliate of the Adviser, and The Ohio State Life Insurance Company (“OSL”), an entity that has common ownership with the Adviser, entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which NREF OP IV assigned the right to fund up to 9% of a loan (the “Alewife Loan”) to be made to IQHQ-Alewife Holdings, LLC (“Alewife Holdings”) to the OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Upon receipt of a draw request, the OP would have the right to elect to fund an amount equal or greater than zero and up to (i) 9% of the total amount of all advances previously made under the loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by the OP. NREF OP IV would be required to fund any amounts not funded by OSL and the OP. At any time that the OP has funded less than 9% of all advances made under the Alewife Loan, the OP shall have the option upon notice to NREF OP IV to pay to NREF OP IV any amount of such unfunded amount. Upon such payment, the OP would become entitled to all interest and fees accrued on the amount paid to NREF OP IV on and after the date of such payment.
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
II.U.S REIT Status
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $1.0 million associated with the TRSs for the three months ended September 30, 2024, which is largely driven by income from the Company’s legacy CLO investments and investments in debt instruments not secured by mortgages on real property. The tax expense is decreased by the annual change in valuation allowance on a deferred tax asset of $0.2 million for a net expense of $0.8 million for the three months ended September 30, 2024, that is recorded on the Consolidated Statement of Operations and Comprehensive Income.
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and dividends paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain

Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of September 30, 2024, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of September 30, 2024 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2024. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022, 2021 and 2020 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
We will make dividend payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our dividends and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a dividend on our common shares of $0.15 per share which was paid on September 30, 2024 to shareholders of record on August 15, 2024. Our Board declared a dividend on our Series A Preferred Shares of $0.34375 per share which was paid on September 30, 2024, to shareholders of record on September 23, 2024. We expect that dividends on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
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
Off-Balance Sheet Arrangements
As of September 30, 2024, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments
The Company is the guarantor on three secured loans to, and dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser, with the secured loans having an aggregate principal amount of approximately $536.7 million outstanding as of September 30, 2024. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 14 to our consolidated financial statements for additional information.
The Company is also the guarantor on two pools of loans of SAFStor, Inc. ("SAFStor"), an entity that NSP acquired 100% of the equity interest of on December 8, 2022. The Company guarantees the loss recourse liability and obligation for any Recourse Liabilities (as defined below) arising out or in connection with certain bad acts. The Company also guarantees the full payment of the debt, upon the occurrence of any Springing Recourse Events (as defined below). As of September 30, 2024 the outstanding balance of the pools of guaranties is $245.2 million. NSP is current on all debt and dividend payments and in compliance with all debt compliance provisions. See Note 14 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $74.4 million as of September 30, 2024. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace’s loans with an aggregate principal amount of $140.5 million as of September 30, 2024. The obligations include a completion guarantee, which is generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of September 30, 2024, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
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
Valuation of Level 3 Fair Valued Investments
As of September 30, 2024, approximately 42.0% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 9 to our consolidated financial statements, “Fair Value of Derivatives and Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the three and nine months ended September 30, 2024, the unrealized gains (loss) related to the change in fair value of level 3 investments is $(16.4) million and $2.2 million, respectively. See Note 9 to our consolidated financial statements for additional disclosures regarding the valuation of level 3 fair valued investments.
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
Impairment
Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. For the three and nine months ended September 30, 2024, the Company recorded approximately $1.0 million of impairment charges on real estate assets held and used, which are included in Impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not record any impairment charges for the three and nine months ended September 30, 2023.
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2024 and December 31, 2023, there were one and zero properties classified as held for sale, respectively. In addition to the net real estate assets, the consolidated balance sheets also includes approximately $0.05 million and $0 million of accounts receivable and prepaid and other assets, and approximately $0.4 million and $0 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, the Company recorded approximately $5.1 million of losses on real estate held for sale, which are included in Impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not record any losses for the three and nine months ended September 30, 2023.
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
Implications of being a Smaller Reporting Company
As of September 30, 2024, we are a "smaller reporting company" as defined in the Exchange Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
NHT relies on the NHT Adviser’s expertise in identifying acquisition opportunities, transaction execution, administrative services and asset management and hotel operations management capabilities. Consequently, NHT’s ability to achieve its investment objectives depends in large part on the NHT Adviser and its ability to advise NHT. This means that NHT’s investments are dependent upon the NHT Adviser’s business contacts within the U.S. lodging sector, its ability to successfully hire, train, supervise and manage personnel that have strong knowledge of real estate and the hotel industry in particular and its ability to operate its business in a manner that supports NHT. If NHT were to lose the services provided by the Adviser or its key personnel or if the NHT Adviser or Manager fails to perform its obligations under its agreements with NHT, NHT’s investments and growth prospects may decline, and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s investments and growth prospects may also decline.
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
d.NHT may realize foreign accrual property income for purposes of the Tax Act — Any foreign actual property income (“FAPI”) earned directly or indirectly by any controlled foreign affiliate of NHT must be included in computing the income of NHT for the fiscal year of NHT in which the taxation year of such controlled foreign affiliate ends (including in accordance with the stub-period FAPI rules), subject to a deduction for grossed-up foreign actual tax (“FAT”) as computed in accordance with the Tax Act. It is not anticipated that the deduction for grossed-up FAT will materially offset any FAPI realized by NHT, and accordingly, any FAPI realized generally will increase the allocation of income by NHT to investors. In addition, as FAPI generally must be computed in accordance with Part I of the Tax Act as though the controlled foreign affiliate were a resident of Canada (subject to the detailed rules contained in the Tax Act), income or transactions may be taxed differently under foreign tax rules as compared to the FAPI rules and, accordingly, may result in additional income being allocated to investors. For example, certain transactions that do not give rise to taxable income under the Code may still give rise to FAPI for purposes of the Tax Act. If the rules applicable to SIFTS were to apply to NHT, they could affect the amount of funds available to NHT for distribution. The rules applicable to SIFTs (the “SIFT Rules”) will apply to a trust that is a SIFT. NHT will not be considered to be a SIFT in respect of a particular taxable year and, accordingly, will not be subject to the SIFT Rules in that year, if it does not own any non-portfolio property and does not carry on business in Canada in that year. NHT has not and does not currently intend to own any non-portfolio property nor carry on a business in Canada.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On October 7, 2024, the Company issued a total of 250,353.81 common shares of the Company to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement. These shares were issued in a private placement and the proceeds were used to support the ongoing operations of the Company. The Company issued the common shares to the Adviser in reliance upon the exemptions from registration under the Securities Act provided by Rule 506(b) under Regulation D promulgated under the Securities Act and Section 4(a)(2) of the Securities Act.
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

10.2
Guaranty Agreement, dated October 4, 2024, by the Company for the benefit of Citi Real Estate Funding Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

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

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President	November 8, 2024
Jim Dondero	(Principal Executive Officer)

/s/ Brian Mitts	Chief Financial Officer, Executive VP-Finance, Treasurer, and Assistant Secretary	November 8, 2024
Brian Mitts	(Principal Financial Officer and Principal Accounting Officer)