Form 10-K
period 2024-12-31
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2025-03-31
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $178,798,132.

As of March 31, 2025, the registrant had 44,517,013.24 common shares, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-K
Year Ended December 31, 2024
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
ii

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
iii

Item 1. Business

General
NexPoint Diversified Real Estate Trust (the “Company”, “we”, “us” or “our”) is an externally advised, publicly traded REIT focused on the acquisition, asset management, development, and disposition of opportunistic, value-add investments in real estate properties throughout the United States. The Company focuses primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The Company is advised by the Adviser. The Company was formed as a Delaware statutory trust on March 10, 2006 under the name “Highland Credit Strategies Fund” and changed its name to “NexPoint Diversified Real Estate Trust” in 2021, and the Company has elected to be taxed as a REIT. Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2024, the Company owned 100% of the issued and outstanding partnership units of the OP. The Company conducts its business (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiaries (“TRSs”). The Company’s wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP.

2024 Highlights

Key highlights and transactions completed in 2024 include the following:

Investments in DSTs
On July 26, 2024, the Company, through a subsidiary, contributed approximately $4.6 million to NexPoint Life Sciences II DST (“Life Sciences II DST”), in exchange for LLC interests. On July 26, 2024, the Company, through a subsidiary, contributed $14.9 million to NexPoint Semiconductor Manufacturing DST (“Semiconductor DST”), in exchange for LLC interests. On September 11, 2024, the Company contributed an additional $6.1 million to Semiconductor DST in exchange for LLC interests. For further information on these transactions, see Note 10 to our consolidated financial statements.

NHT Acquisition
On April 10, 2024, the Company, through a subsidiary, acquired 2,176,257 units of NexPoint Hospitality Trust (“NHT”) (the “NHT Units”). As a result, the Company owned 53.65% of the outstanding NHT Units and was determined to hold the controlling financial interest in NHT. For further information on this transaction, see Note 2 to our consolidated financial statements. On November 22, 2024, the Company announced that it had entered into an Agreement and Plan of Merger pursuant to which it would acquire the remaining outstanding NHT Units in a merger transaction (the “NHT Merger”) for approximately $5.5 million, to be paid principally in common shares of the Company, with limited partnership interests of the OP paid for the equity interests of NHT Operating Partnership, LLC (“NHT OP”). On February 21, 2025, NHT’s unitholders voted to approve the NHT Merger. The NHT Merger is expected to close in the second quarter of 2025.

SFR WLIF III
On November 25, 2024, SFR WLIF III, LLC, redeemed all of the interests in SFR WLIF III, LLC. The Company received approximately $7.2 million for the redemption of its units.

NREF OP IV
On April 19, the OP loaned $6.5 million to NREF OP IV, L.P. (“NREF OP IV”), a subsidiary of NexPoint Real Estate Finance, Inc. (“NREF”). In connection with the loan, NREF OP IV issued a promissory note to the OP in the initial principal amount of $6.5 million bearing interest at 7.535%, which is payable in kind, is interest only during its term and matures on April 19, 2029.

Share Repurchase Program
On October 24, 2022, our Board of Trustees (our “Board”) authorized a share repurchase program (the “Prior Share Repurchase Program”) through which we could repurchase an indeterminate number of common shares and our 5.50%

Series A Cumulative Preferred Shares, liquidation preference $25.00 per share (the “Series A Preferred Shares”), at an aggregate market value of up to $20.0 million during a two-year period that expired on October 24, 2024. We did not make any repurchases of our common shares of Series A Preferred Shares pursuant to the Prior Share Repurchase Program. On October 28, 2024, the Board authorized a new share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of common shares and Series A Preferred Shares, at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 28, 2026. We may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time. As of December 31, 2024, we had not made any repurchases of our common shares or Series A Preferred Shares pursuant to the Share Repurchase Program.

Reportable Segments
The company has two reportable segments, NXDT and NHT. NXDT represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio (the "NXDT Portfolio"). The NXDT reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The NHT reportable segment represents a minority of the Company's consolidated portfolio (the "NHT Portfolio") and operations and is focused on exiting out of its remaining hospitality assets and repositioning the portfolio into other real estate sectors where management has extensive operating expertise and experience.

Our Portfolio
As of December 31, 2024, the Company’s NXDT Portfolio includes real estate investments comprised of four operating properties, three of which are rented from the Company for retail, hospitality or office use and one of which is undeveloped, two convertible note and two promissory note investments in businesses focused on single-family rental (“SFR”) and hospitality real estate, and 13 equity investments in businesses primarily focused on investing in SFR, self-storage, hospitality, life science or undeveloped real estate, as well as investing in commercial mortgage loans or other structured investments with underlying properties types including single-family, multifamily, life science and self-storage. As of December 31, 2024, the Company’s Portfolio also includes other investments comprised of its ownership of common and preferred equity, loans, CLOs, rights and warrants, convertible notes and bonds from a number of diverse issuers and investment vehicles, including litigation claims and midband spectrum frequency licenses. As of December 31, 2024, the Company’s NHT Portfolio includes real estate investments comprised of four operating properties, four of which are rented from the Company for hospitality use, and three properties which are held-for-sale.
The Company’s Portfolio, based on net equity, is comprised of 81.6% real estate investments and 18.4% other investments. See below for a table of our investments as of December 31, 2024 (dollars in thousands).

		Investment	Real Estate
Investment		Date	Value	Debt	Net Equity (1)	Location	Property Type
Operating Properties
Cityplace Tower		8/15/2018	$231,393	$139,939	$105,688	Dallas, Texas	Office, Multifamily & Hospitality (3)
NexPoint Dominion Land, LLC		8/9/2022	26,500	13,250	13,269	Plano, Texas	Land
5916 W Loop 289	(2)	7/23/2013	4,019	—	3,676	Lubbock, Texas	Real Estate Other
White Rock Center	(2)	6/13/2013	13,716	10,000	2,097	Dallas, Texas	Real Estate Other
Dallas Hilton Garden Inn		12/31/2014	30,318	—	32,312	Dallas, Texas	Hospitality
St. Petersburg Marriott		9/25/2018	45,796	—	49,462	St. Petersburg, Florida	Hospitality
Hyatt Place Park City		2/15/2022	27,636	—	28,267	Park City, Utah	Hospitality
Bradenton Hampton Inn & Suites		2/22/2022	30,911	—	31,029	Bradenton, Florida	Hospitality
Total			$410,289	$163,189	$265,800

	Investment	Real Estate
Investment	Date	Value	Debt	Net Equity (1)	Location	Property Type
Held-For-Sale Properties
Addison Property (4)	5/4/2017	$8,250	$—	$8,250	Addison, Texas	Hospitality
Plano HomeWood Suites	5/4/2017	8,266	—	8,266	Plano, Texas	Hospitality
Las Colinas HomeWood Suites	5/4/2017	13,762	—	13,762	Las Colinas, Texas	Hospitality
Total		$30,278	$—	$30,278

Real Estate Equity Method Investments	Ownership Percentage		Investment Type	Net Equity (1)	Location
VineBrook Homes Operating Partnership, L.P.	11.4%		Single-Family Rental	$151,706	Various
NexPoint Real Estate Finance Operating Partnership, L.P.	15.6%		Diversified	76,396	Various
NexPoint Storage Partners, Inc.	52.8%		Self-Storage	62,709	Various
NexPoint SFR Operating Partnership, L.P.	30.8%		Single-Family Rental	37,953	Various
NexPoint Storage Partners Operating Company, LLC	30.5%		Self-Storage	34,172	Various
NexPoint Real Estate Finance, Inc.	12.0%	(2)	Diversified	32,949	Various
AM Uptown Hotel, LLC	60.0%		Hospitality	18,081	Dallas, Texas
Las Vegas Land Owner, LLC	77.0%	(5)	Multifamily	12,321	Las Vegas, Nevada
Sandstone Pasadena Apartments, LLC	50.0%		Multifamily	10,055	Pasadena, Texas
LLV Holdco, LLC	26.8%		Land	2,606	Henderson, Nevada
Capital Acquisitions Partners, LLC	20.9%		Multifamily	407	Various
Total				$439,355

Other Real Estate Common Equity	Shares/Units		Investment Type	Net Equity (1)
IQHQ Holdings Class A-1	1,939	(2)	Life Science	$24,718
Other	1,764	(2)	Real Estate Other	7,530
NexPoint Residential Trust, Inc.	96	(2)	Multifamily	4,018
IQHQ Holdings Class A-2	250	(2)	Life Science	3,188
Total				$39,454

DSTs	Shares/Units		Investment Type	Net Equity (1)
NexPoint Semiconductor Manufacturing DST	2,297		Real Estate Other	$20,959
NexPoint Life Sciences II DST	1,044		Life Science	9,600
Total				$30,559

Real Estate Convertible Notes	Principal Amount		Investment Type	Net Equity (1)
SFR OP Convertible Notes	21,457		Single-Family Rental	$20,846

Real Estate Senior Loans	Principal Amount		Investment Type	Net Equity (1)
LLV Holdco, LLC Revolver	4,967		Land	$4,709

Real Estate Promissory Notes	Principal Amount		Investment Type	Net Equity (1)
NFRO SFR Promissory Note 08/15/2025	3,883		Self-Storage	$3,883
NFRO SFR Promissory Note 06/15/2025	3,432		Single-Family Rental	3,432
NSP OC Promissory Note	2,776		Single-Family Rental	2,765
SFR OP Promissory Note	500		Single-Family Rental	500
Total				$10,580

Other Equity Method Investments	Shares/Units		Investment Type	Net Equity (1)	Location
Perilune Aero Equity Holdings One, LLC	10,310,000		Aircraft	$13,565	Aerospace
Claymore Holdings, LLC	5,054,376	(6)	Litigation Claims	—	N/A
Allenby, LLC	1,123,531	(6)	Litigation Claims	—	N/A
Haygood, LLC.	31,170	(6)	Litigation Claims	—	N/A
Total				$13,565

Other Assets	Net Equity (1)
Preferred Shares	$69,895
Common Equity	69,151	(2)

Senior Loans	35,720
Rights and Warrants	1,788
Bonds	114
Total	$176,668

(1)	Net equity represents the carrying value of the investment. For investments in operating properties, any debt secured by the underlying real property is subtracted from the carrying value of the investment.
(2)	All or part of this security is pledged as collateral for short sales, margin borrowing or credit facilities.
(3)
Cityplace Tower (“Cityplace”) is currently under development, and the Company is converting part of the property into a hotel with multifamily residential floors, which was still under construction as of December 31, 2024.

(4)	Effective December 19, 2024, the property ceased operating under the HomeWood Suites brand.
(5)	The Company owns 100% of Las Vegas Land Owner, LLC ("Tivoli"), a tenants-in-common arrangement (the "TIC") that owns 77% of an 8.5 acre tract of land upon which Tivoli plans to develop a 300 unit multifamily apartment community in Las Vegas, Clark County, Nevada. Through the TIC, the Company shares control and as such accounts for this investment using the equity method.
(6)
The Company owns noncontrolling interests in three limited liability companies, Claymore Holdings, LLC, Allenby, LLC, and Haygood, LLC, created to hold litigation claims. The probability, timing, and potential amount of recovery, if any, are unknown as of December 31, 2024.

Primary Investment Objective
As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. The Company seeks to achieve this objective through its focus on investing across the capital structure in various commercial real estate property types. Target underlying property types primarily include real estate sectors where senior management has extensive operating expertise and experience including, SFR, multifamily, self-storage, life science, office, industrial, hospitality, net lease, retail and small bay industrial. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities.
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

Strategic Reallocation of NXDT’s Portfolio
In the coming year, NXDT plans to re-focus its asset allocation across sectors in which our Sponsor has an extensive experience and expertise. This re-focusing will involve selling legacy assets that do not fall within our core investment strategy. A more favorable capital market environment, with lower interest rates and increased liquidity, is expected to facilitate this process. The Company’s objective is to opportunistically sell $100 million to $150 million in assets to free up capital for reinvestment in target asset classes such as residential, self-storage, and life sciences.

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

Our Structure

The following chart shows our ownership structure as of the date hereof:

Our Adviser
The Company is externally managed by the Adviser, through an agreement dated July 1, 2022, as amended on October 25, 2022, April 11, 2023 and July 22, 2024 (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s Board. The Adviser is wholly owned by our Sponsor. The members of our Adviser’s investment committee are James Dondero and Matt McGraner.

Our Advisory Agreement

We pay our Adviser annual fees. We do not pay any incentive fees to our Adviser. We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. Prior to June 30, 2023, direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees (defined below) payable under the Advisory Agreement, could not exceed 1.5% (the “Expense Cap”) of Managed Assets (defined below), calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order. This limitation ended on June 30, 2023 and did not apply to Offering Expenses (defined below), legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses were considered permanently waived and became non-recoupable.
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
As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the “Advisory Fee”) of 1.00% of Managed Assets and an annual fee (the “Administrative Fee” and, together with the Advisory Fee, the “Fees”) of 0.20% of the Company’s Managed Assets. The Advisory Agreement provides that the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the "Share Cap") and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company's shareholders have approved issuances in excess of the Share Cap. The Fees shall be payable independent of the performance of the Company or its investments.
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

Management of Operating Properties
The Company’s operating properties in the NXDT segment, other than undeveloped land, are managed by NexVest Realty Advisors, LLC (“NexVest”), an affiliate of the Adviser. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $1,200 per month. The property management agreement with NexVest for Cityplace is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for Cityplace also allows for the manager, as the agent of CP Tower

Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner.
The Company’s operating properties in the NHT segment are managed by affiliates of Aimbridge Hospitality Holdings, LLC (the “Manager”). The hotel management agreements generally require the Company to pay a base fee to the hotel manager calculated as a percentage of hotel revenues. In addition, the NHT segment’s hotel agreements generally provide that the hotel manager can earn an incentive fee for revenue or EBITDA over certain thresholds or based on a return over the required preferred return. The Company may employ other hotel managers in the future. The Company does not have any ownership or economic interest in the Manager or in any of the hotel management entities.

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
In addition, with respect to the NXDT segment’s operating properties, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility, and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained, and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space.
With respect to the NHT segment’s operating properties, we face competition on the basis of location, room rates, quality, service levels, reputation and reservations systems, among many factors. The NHT segment also faces competition from alternative lodging options such as Airbnb that have and may continue to add guest accommodations that compete with hotel inventory. Such competition may reduce occupancy rates and revenues of the NHT segment.
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
Independent environmental consultants have conducted Phase I environmental site assessments at all of our operating properties, including undeveloped land, in our Portfolio, using the applicable version of American Society for Testing and Materials Standard E 1527 in effect at the time of their commission. A Phase I environmental site assessment is a report that reviews various publicly available information and includes a site visit to identify recognized environmental conditions. Phase I Site assessments are intended to identify and evaluate known and reasonably ascertainable information regarding the environmental condition of the assessed property and surrounding properties. These assessments do not generally include soil samplings, subsurface investigations or an asbestos survey. None of the site assessments identified any known past or present contamination that we believe would have a material adverse effect on our business, assets or operations. However, the assessments are limited in scope and may have failed to identify all environmental conditions or concerns. A prior owner or operator of a property or historic operations at our operating properties, or operations and conditions at nearby properties, may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. Moreover, conditions identified in environmental assessments that did not appear material at that time, may in the future result in material liability.

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

REIT Qualification
We have elected to be treated as a REIT for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2021. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. However, we cannot assure you that we will qualify and remain qualified as a REIT. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property or REIT “prohibited transaction” taxes with respect to certain of our activities. Any distributions paid by us generally will not be eligible for taxation at the preferred U.S. federal income tax rates that apply to certain distributions received by individuals from taxable corporations.

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

Human Capital Disclosure
We are externally managed by our Adviser pursuant to the Advisory Agreement between us and our Adviser. All of our executive officers are employees of our Adviser or its affiliates. As of December 31, 2024, we had no employees.

Corporate Information
Our and our Adviser’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our and our Adviser’s telephone number is (214) 276-6300. Our website is located at nxdt.nexpoint.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such materials with, or furnish it to, the SEC. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Annual Report or any other report or documents we file with or furnish to the SEC. From time to time, we may use our website as a distribution channel for material company information.
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
•risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in certain asset classes;
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
•risks associated with (i) provisions in our governing documents that may limit shareholders’ choice of forum for disputes with us or discourage an acquisition of our securities or a change in control, including share ownership restrictions and limits and (ii) provisions of our governing documents that may limit the ability for a third-party acquisition;
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
•non-completion of the NHT Merger may have an adverse effect on our business and results of operations;
•risks associated with holding shares of the Series A Preferred Shares, including volatility in price and trading volume, subordination to our debt, dilution upon future issuances and lack of, or a low, rating on the Series A Preferred Shares;
•risks associated with holdings shares of the 9.00% Series B Cumulative Redeemable Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share (“Series B Preferred Shares”), including limited voting rights, subordination to our debt and dilution from future issuances;
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
If any of these or similar events occurs, it may reduce our return from an affected property or investment and reduce or eliminate our ability to pay distributions to shareholders.

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
Commercial real estate investments, including investments in debt secured by commercial property, are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with investments in or loans made on single-family residential property. Our ability to realize a return on our investments in commercial real estate typically is dependent primarily upon the successful operation of the property or properties. If the net operating income of the property is reduced, our ability to realize a return on our investment may be impaired. Net operating income of an income-producing property can be affected by, among other things:
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
Companies have been increasing their utilization of shared office spaces, co-working spaces, telecommuting, flexible work schedules, work-from-home alternatives and videoconferencing. To the extent these trends continue, tenant demand for our office space may be reduced, which could materially and adversely affect us or underlying property owners for our investments.

Certain provisions of the Company's leases may be unenforceable.
The Company's, or the underlying property owner’s for our investments, rights and obligations with respect to its leases are governed by written agreements with its tenants. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a termination provision, or a provision governing the Company's or the underlying property owner's remedies for default of the tenant. If we were unable to enforce provisions of a lease agreement or agreements, our results of operations, financial condition, and cash flows could be adversely impacted.

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
Certain of our properties may contain, or may have contained, microbial matter such as mold and mildew. The presence of microbial matter could adversely affect our results of operations. In addition, if any of our properties are not properly connected to a water or sewer system, or if the integrity of such systems are breached, or if water intrusion into our buildings otherwise occurs, microbial matter or other contamination can develop. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. If this were to occur, we could incur significant remedial costs.
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

Investments in securities of other companies or issuers, including debt and equity instruments such as bonds, preferred or common shares, or convertible instruments, could cause us to incur losses or other expenses which could adversely affect our financial position, results of operations, and cash flows.

We currently own and may own in the future, investments in securities of companies or issuers including debt and equity instruments, which may include bonds, preferred or common shares, or convertible instruments. Certain of these investments may be traded on an exchange or other active market while other investments may not be actively traded and without a readily observable market price. With respect to investments traded on an exchange or other active market, the price of the underlying instrument may be quoted such that the market value of the instrument varies during a given trading day, or the price may be quoted less frequently. Adverse fluctuations in the value of these investments, whether market-generated or not, may be reflected as unrealized losses on our balance sheet depending on the type of investment and our accounting methodologies. We may choose to or be required to liquidate these investments in whole or in part and at prices that result in realized losses on our investment. Should we incur realized losses on liquidating these investments, our financial position, results of operations and cash flows would be adversely impacted. Our investments in the securities of companies or issuers which are engaged in the real estate industry are also subject to risks associated with the investment in real estate generally.

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

For information about our risks related to past increases in or high prevailing interest rates, see “-Macroeconomic trends including inflation, rising or high interest rates or recession may adversely affect our financial condition and results of operations” below.

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

In addition, actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. Wars have added, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.

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

We may invest in preferred equity securities which contain provisions that may result in a decline in the value of such preferred security in certain situations. Preferred shares, which may include preferred shares in real estate transactions, represents an equity or ownership interest in an issuer that pays dividends at a specified rate and that has precedence over common shares in the payment of dividends. In the event an issuer of preferred shares is liquidated or declares bankruptcy, the claims of creditors and owners of debt take precedence over the claims of those who own preferred and common shares. If interest rates rise, the fixed dividend on preferred shares may be less attractive, causing the price of preferred shares to decline. Preferred shares may have mandatory sinking fund provisions, as well as provisions allowing the shares to be called or redeemed prior to its maturity, which can have a negative impact on the share’s price when interest rates decline. Unlike interest on debt securities, preferred share dividends may only be payable if declared by the issuer’s board of directors or other governing body. The value of convertible preferred shares can depend heavily upon the value of the security into which such convertible preferred share is converted, depending on whether the market price of the underlying security exceeds the conversion price.

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

If we write a covered call option, we forgo, during the option’s life, the opportunity to profit from increases in the market value of the security covering the call option above the sum of the premium and the strike price of the call, but retain the risk of loss should the price of the underlying security decline. The writer of an option has no control over the time when it may be required to fulfill its obligation and once an option writer has received an exercise notice, it must deliver the underlying security in exchange for the strike price.

If we write a covered put option, we bear the risk of loss if the value of the underlying shares declines below the exercise price minus the put premium. If the option is exercised, we could incur a loss if it is required to purchase the shares underlying the put option at a price greater than the market price of the shares at the time of exercise plus the put premium we received when we wrote the option. While our potential gain in writing a covered put option would be limited to distributions earned on the liquid assets securing the put option plus the premium received from the purchaser of the put option, we risk a loss equal to the entire exercise price of the option minus the put premium.

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

We intend to focus primarily on investing in various real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. In addition to our commercial real estate focus, our investments may be concentrated in terms of property type (e.g. retail vs. office), geography, asset type, industry and sponsors, as we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Any such concentration of our investments that are subject to relatively higher risk of issuer bankruptcy, default, foreclosure or other risks may cause our Portfolio to have overall higher risks than it otherwise would. A significant portion of our investments are currently in securities of issuers that are advised, directly or indirectly, by affiliates of our Adviser. In addition, our operating properties are currently all based in Texas. The Portfolio, based on net equity, is comprised of 73.5% investments in entities managed by or advised by affiliates of the Adviser. Any concentration of our investments may continue, vary from time to time or become more prevalent in the future.

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

The Company’s real estate assets may be subject to impairment charges.
A decline in the fair value of our assets may require us to recognize an impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize material asset impairment charges, these charges could adversely affect our results of operations and financial condition.

The due diligence process that our Adviser undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Adviser incorrectly evaluates the risks of our loans and investments, we may experience losses.

Before making investments for us, including in any loans, our Adviser will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Adviser may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to it, our Adviser will evaluate our potential investments based on criteria it deems appropriate for the relevant investment. Selecting and evaluating material due diligence matters is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Adviser will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the values or preferred practices of other commercial real estate investors or with market trends. Our Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Adviser underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

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

Risk Factors Related to the Business of NHT

The majority of the hotels owned by NHT are operated pursuant to franchise agreements with nationally recognized hotel brands and changes in the market perception of such brands may impact the desirability of NHT’s hotels to consumers.

The NHT segment operates most of its hotels pursuant to franchise or license agreements with nationally recognized hotel brands. NHT’s management believes that building brand value is critical to increased demand and the strengthening of customer loyalty. Most of the hotels in the NHT segment utilize brands owned by Hilton, Marriott or Hyatt. Consequently, if market recognition or the positive perception of Hilton, Marriott or Hyatt is reduced or compromised, the goodwill associated with the Hilton, Marriott or Hyatt-branded hotels in the NHT Portfolio may be adversely affected. Franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of NHT’s hotels in order to maintain uniformity within the franchisor system. NHT may be required to incur costs to comply with these standards and these standards could potentially conflict with NHT’s ability to create specific business plans tailored to each property and to each market. Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement. On December 19, 2024, Hilton terminated a franchise agreement with respect to the Addison Property based on a review of the brand standards. The Addison Property is currently held for sale, and will be operated as an independent hotel until sale. Upon any such termination, NHT would be required to rebrand the hotel or else operate the property as an independent hotel, which could result in substantial relicensing or rebranding costs, a decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm NHT’s relationship with the franchisor, impeding NHT’s ability to operate other hotels under the same brand. If any of the foregoing were to occur, it could have a material adverse effect on NHT and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s results of operations and financial condition.

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

Increasing real estate taxes, utilities, insurance costs and other capital expenditures may negatively impact NHT’s operating results.

As a matter of conducting business in the ordinary course, certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs, and related charges, must be made throughout the period of ownership of real property regardless of whether a property is producing sufficient income to pay such expenses. In order to retain desirable hotel destinations and to generate adequate revenue over the long term, NHT must maintain or, in some cases, improve a property’s condition to meet market demand. These maintenance and improvement costs may be significant and may be costs NHT is unable to pass on to its hotel guests. NHT is also subject to utility and property tax risk relating to increased costs that NHT may experience as a result of higher resource prices as well as its exposure to significant increases in property taxes. There is a risk that property taxes may be raised as a result of revaluations of properties and their adherent tax rates. In some instances, enhancements to properties may result in significant increases in property assessments following a revaluation. Additionally, utility expenses, mainly consisting of natural gas and electricity service charges, have previously been subject to considerable price fluctuations. NHT may incur general liability related to guests on its properties for which it is found negligent, or for claims that are otherwise not fully covered by insurance. Any significant increase in these costs may have an adverse effect on NHT’s business, cash flows, financial condition, and results of operations and ability to make distributions to NHT’s unitholders, and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s cash flow results of operations and financial condition.

Litigation risk could affect NHT’s business.

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

Litigation risk specific to real property may affect NHT’s business.

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

There may be limitations on NHT’s ability to sell its properties, including if NHT acquires or finances properties with lock-out provisions, which may prohibit NHT from selling a property or may require NHT to maintain specified debt levels for a period of years on some properties.

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

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

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

All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our assets or investments and materially adversely affect our business, operations and financial condition.

The securitization process is subject to an evolving regulatory environment that may affect certain aspects of our current business.
As a result of past dislocation of the credit markets, the securitization market has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), various federal agencies, have promulgated rules that require issuers in securitizations to retain at least 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B-Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, if we buy CMBS B-Pieces, we may be required to purchase larger CMBS B-Pieces, potentially reducing returns on such investments. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. These restrictions may reduce our liquidity and could potentially reduce our returns on such investments. To the extent we utilize the securitization market and retain this risk of loss through subordinate interests or CMBS B-Pieces in our securitized debt transactions, these requirements could reduce our returns on these transactions. In addition, if we fail to operate in compliance with existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.

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

As of December 31, 2024, we have approximately $362.1 million of indebtedness outstanding related to our Portfolio. Payments of principal and interest on borrowings may leave us with insufficient cash resources to acquire additional investments or pay the distributions necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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

We may enter into agreements with various counterparties to finance our operations, which may include entering into credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, securitizations and/or issuing debt securities or other debt arrangements. The documents that govern these agreements may contain customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. For example, these agreements may require us to maintain a specific net debt to equity ratio, minimum NAV, senior debt service coverage ratio, consolidated unencumbered assets ratio, interest rate cap agreements, casualty and condemnation insurance or, among others, specified minimum levels of capacity under our credit facilities and cash. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. In addition, lenders may require that our Adviser continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. As of December 31, 2024, NHT OP, the guarantor of certain obligations under a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”), was not in compliance with loan covenants contained in the loan documents for the PC & B Loan related to minimum net worth and minimum liquid assets. While the lender under the PC & B Loan has not indicated that it will accelerate the PC & B Loan, the lender has the ability under the loan documents to do so if the conditions remain uncured after the giving of notice and expiration of a cure period. There can be no assurance that the lender under the PC & B Loan will waive such covenant beaches, and discussions regarding such a waiver are ongoing. The PC & B Loan is secured by mortgages on our Hyatt Place Park City (“Park City”) and Bradenton Hampton Inn & Suites (“Bradenton”) properties. Should the lender under the PC & B Loan exercise its remedies under the relevant loan documents, up to and including the acceleration of the full amount of the PC & B Loan, it may have a material adverse impact on our financial condition, liquidity and results of operations. If we are unable to pay the amount due upon acceleration, the lender under the PC & B Loan may elect to foreclose on the Park City and Bradenton properties to satisfy the indebtedness. In addition, the mortgage debt secured by Cityplace had a maturity date of March 8, 2025. We are currently engaged in discussions with the lender of the Cityplace debt regarding the extension of the maturity date. There can be no assurance that the lender will grant such an extension or that it will not demand payment of the outstanding balance, which was $139.9 million as of December 31, 2024. While the lender has not indicated that it will exercise any of its remedies, the lender has the ability to do so and may elect to foreclose on Cityplace. From time to time, we may also be in default of certain covenants contained in our credit agreements. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

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
•the market’s perception of our growth potential;
•our current and potential future earnings and cash distributions; and
•the market price of our securities.

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

Under any repurchase agreements we enter into, we will sell the assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the repurchase agreement. Because the cash that we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (the difference being the “haircut”), if the lender defaults on its obligation to resell the same assets back to us, we would incur a loss on the repurchase agreement equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also incur losses on a repurchase agreement if the value of the underlying assets has declined as of the end of the repurchase agreement term, because we would have to repurchase the assets for their initial value but would receive assets worth less than that amount. Further, if we default on our obligations under a repurchase agreement, the lender will be able to terminate the repurchase agreement and cease entering into any other repurchase agreements with us. Any repurchase agreements we enter into are likely to contain cross-default provisions, so that if a default occurs under any repurchase agreement, the lender can also declare a default with respect to all other repurchase agreements they have with us. If a default occurs under any of our repurchase agreements and a lender terminates one or more of its repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase agreements could adversely affect our earnings and thus our cash available for distribution to shareholders.

Risks Related to Our Corporate Structure

We have limited operating history as a REIT and may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to our shareholders.

We ceased being an investment company registered under the Investment Company Act on July 1, 2022 and have limited operating history as a REIT. We may not be able to operate our business successfully, find suitable investments or implement our operating policies and strategies. Our ability to provide attractive risk-adjusted returns to our shareholders over the long term depends on our ability both to generate sufficient cash flow to pay an attractive distribution and to achieve capital appreciation, and we may not be able to do either. Similarly, we may not be able to generate sufficient revenue from operations to pay our operating expenses and make distributions to shareholders. The results of our operations will depend on several factors, including the availability of opportunities for the acquisition or origination of investments in commercial real estate, the level and volatility of interest rates, the availability of equity capital as well as adequate short- and long-term financing, conditions in the financial markets and economic conditions.

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

We are an externally managed REIT and therefore we do not have any internal management capacity and expect to only have accounting employees. We will depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser, including Messrs. Dondero, McGraner, Sauter, Norris, Richards and Willmore, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our loans and investments in accordance with the terms of the Advisory Agreement.

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

We focus primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to mortgage debt, mezzanine debt, and common and preferred equity. Our target underlying property types primarily include, but are not limited to, SFR, multifamily, self-storage, life science, office, industrial, hospitality, net lease and retail. To a limited extent, we may also hold, acquire or transact in certain non-real estate securities. We may make adjustments to our target Portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our shareholders. Any such change could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. These policies may change over time. A change in our targeted investments or investment guidelines, which may occur without notice to you or without your consent, may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our securities and our ability to make distributions to you.

We will pay substantial fees and expenses to our Adviser and its affiliates, which payments increase the risk that you will not earn a profit on your investment.

Pursuant to the Advisory Agreement, we will pay significant fees to our Adviser and its affiliates. Those fees include management fees and obligations to reimburse our Adviser and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services. Additionally, in January 2023, our shareholders approved a long-term incentive plan that provides us the ability to grant awards to employees of our Adviser and its affiliates. For additional information on these fees and the fees paid to our Adviser, see “Item 1. Business-Our Advisory Agreement” and Note 14 to our consolidated financial statements for more information.

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

Our trustees and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including, among others, NexPoint Residential Trust, Inc. (“NXRT”), a publicly traded multi-family REIT, VineBrook Homes Trust, Inc. ("VineBrook"), an SFR REIT and NREF, a publicly traded mortgage REIT, each of which is also managed by members of our management team. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our shareholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser and its affiliates. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

The Chapter 11 bankruptcy filing by Highland Capital Management, L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the "Highland Bankruptcy"), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland, and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming Highlands’s Fifth Amended Plan of Reorganization (the “Plan”), which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. As of January 30, 2024, the Bankruptcy Trust Lawsuit continues to be stayed. The Highland Bankruptcy and lawsuits filed in connection therewith, including the Bankruptcy Trust Lawsuit, could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the Highland Bankruptcy and the Bankruptcy Trust Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations. Further, the Highland Bankruptcy has and may continue to expose our Sponsor, our Adviser and our affiliates to claims arising out of our former relationship with Highland that could have an adverse effect on our business, financial condition and results of operations.

Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition and results of operations.

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, "UBS") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, which has not yet been briefed. The remaining respondents’ motions to dismiss, including Mr. Dondero’s, remain pending. The UBS Lawsuit does not include claims related to our business or our assets. While neither our Sponsor nor our Adviser are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations.

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

The Principal Shareholder Requirements are not applicable if (i) 80% of our trustees approve by resolution a memorandum of understanding with the Principal Shareholder with respect to and substantially consistent with such transaction followed by, subject to a resolution of the trustees specifying a greater or lesser requirement with respect to the vote or quorum, the affirmative vote of a majority of our shares of beneficial interest present in person or represented by proxy and entitled to vote thereon, at a meeting where the holders of a majority of our shares of beneficial interest entitled to vote on the matter are present in person or by proxy, or (ii) the transaction is with an entity of which a majority of the outstanding shares of all classes and series of shares normally entitled to vote in elections of directors is owned of record or beneficially by the Company and its subsidiaries.

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

Risks Related to the NHT Merger

Non-completion of the NHT Merger may have an adverse effect on our business and results of operations.

There are risks to the Company of the NHT Merger not being completed, including the costs to the Company incurred in pursuing the NHT Merger and the risks associated with the temporary diversion of NHT’s managements’ attention away from the operation of NHT. If the NHT Merger is not completed, the market price of NHT’s units may be materially adversely affected, impacting the value of our investment in NHT. NHT may terminate the merger agreement under certain limited circumstances, including if there is an order of any court or other governmental authority enjoining, prohibiting or rendering illegal the consummation of the NHT Merger, or if the Company breaches the merger agreement in such a way that the conditions precedent to closing the NHT Merger are incapable of being satisfied prior to the outside date contained in the merger agreement, May 22, 2025. In addition, to the extent the NHT Merger is not completed before the outside date contained in the merger agreement, May 22, 2025, either NHT or the Company would have the right to terminate the merger agreement. The completion of the NHT Merger is further subject to a number of conditions precedent, some of which are outside the control of the Company, including that the consents of certain third-parties be obtained prior to closing. There can be no assurance that such conditions will be satisfied or waived, and as such, the completion of the NHT Merger is uncertain.

Lawsuits challenging the NHT Merger may be filed against NHT and the Company, and an adverse judgment in any such lawsuit or any future similar lawsuits may prevent the NHT Merger from becoming effective or from becoming effective within the expected timeframe.

Interested parties may file lawsuits against NHT, the Company, affiliates and/or the trustees and officers of either entity in connection with the NHT Merger. One of the conditions to the closing of the NHT Merger is that no injunction or order of any court or other governmental authority of competent jurisdiction enjoining, prohibiting or rendering illegal the consummation of the NHT Merger or the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting the defendants from completing the NHT Merger on the agreed upon terms, then such injunction may prevent the NHT Merger from becoming effective or from becoming effective within the expected timeframe and could result in significant costs to the Company, including any cost associated with the indemnification of trustees and officers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the NHT Merger is completed may adversely affect the Company’s business and results of operations.

Following the consummation of the NHT Merger, the Company may be unable to integrate the operations of the Company and NHT successfully and realize the anticipated synergies and other benefits of the NHT Merger or do so within the anticipated time frame.

The NHT Merger involves the acquisition of a company that currently operates as a public company in Canada. The Company is expected to benefit from the elimination of duplicative costs associated with supporting a public company platform and from the greater efficiency of having a single management team and investment adviser. However, the Company will be required to devote management attention and resources to integrating the operations of NHT and the Company. Potential difficulties the Company may encounter in the integration process include the following:
•the inability to successfully combine the operations of the Company and NHT, including the integration of personnel, customer records and maintaining cybersecurity protections, in a manner that permits the Company to achieve the cost savings anticipated to result from the NHT Merger;
•the inability to dispose of assets or operations that the Company desires to dispose of;
•the complexity of integrating personnel;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the NHT Merger; and
•the diversion of management’s attention caused by completing the NHT Merger and integrating NHT’s operations.

For all these reasons, it is possible that the integration process could result in the distraction of the Company’s management, the disruption of the Company’s ongoing business, or inconsistencies in the Company’s operations, services, standards, controls, procedures, and policies, any of which could adversely affect the ability of the Company to achieve the anticipated benefits of the NHT Merger, or could otherwise adversely affect the business and financial results of the Company.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:
•we would not be allowed a deduction for distributions paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate tax rate;
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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs or any TRS we form will be subject to U.S. federal income tax and applicable state and local taxes on their net income. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any federal or state taxes we pay will reduce our cash available for distribution to you. Prospective investors are urged to consult their tax advisors regarding the effect of other U.S. federal, state, local and non-U.S. tax laws on an investment in our shares.

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

In order to qualify and maintain our qualification as a REIT, we must distribute annually to our shareholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We will also be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. To maintain our REIT qualification and avoid the payment of U.S. federal income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for U.S. federal income tax purposes. For example, we may be required to accrue interest and discount income on SFR mortgage loans, CMBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and the value of our securities. Alternatively, we may make taxable in-kind distributions of our own shares, which may cause our shareholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our shareholders receive.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We plan to invest in mezzanine loans for which the Internal Revenue Service (“IRS”) has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may invest in mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

There is a lack of clear authority governing the characterization of our subordinated debt or preferred equity investments for REIT qualification purposes.

There is limited case law and administrative guidance addressing whether instruments similar to any mezzanine loans or preferred equity investments that we may acquire will be treated as equity or debt for U.S. federal income tax purposes. We typically do not anticipate obtaining private letter rulings from the IRS or opinions of counsel on the characterization of those investments for U.S. federal income tax purposes. If the IRS successfully recharacterizes a mezzanine loan or preferred equity investment that we have treated as debt for U.S. federal income tax purposes as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the security and we would be treated as receiving our proportionate share of the income of the entity. There can be no assurance that such an entity will not derive nonqualifying income for purposes of the 75% or 95% gross income test or earn income that could be subject to a 100% penalty tax. Alternatively, if the IRS successfully recharacterizes a mezzanine loan or preferred equity investment that we have treated as equity for U.S. federal income tax purposes as debt for U.S. federal income tax purposes, then that investment may be treated as producing interest income that would be qualifying income for the 95% gross income test, but not for the 75% gross income test. If the IRS successfully challenges the classification of our mezzanine loans or preferred equity investments for U.S. federal income tax purposes, no assurance can be provided that we will not fail to satisfy the 75% or 95% gross income test.

The “taxable mortgage pool” rules may increase the taxes that we or our shareholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of shareholders, such as non-U.S. shareholders eligible for treaty or other benefits, shareholders with net operating losses, and certain tax-exempt shareholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In addition, to the extent that our shares are owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business taxable income, we may incur a tax at the corporate rate on a portion of any excess inclusion income. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of CMBS and debt instruments of publicly offered REITs. The remainder of our investments in securities (other than government securities, securities issued by a TRS and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities issued by a TRS and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. Moreover, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our Portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income or asset requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is generally subject to tax at reduced rates. However, dividends payable by REITs to their shareholders generally are not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but U.S. shareholders that are individuals, trusts and estates generally may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning before January 1, 2026 (subject to certain limitations)). To qualify for this deduction, the U.S. shareholder receiving such dividends must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the share becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities. In addition, certain U.S. shareholders may be subject to a 3.8% Medicare tax on dividends payable by REITs.

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

To assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, among other purposes, our declaration of trust, including the statements of preferences setting forth the terms of the Series A Preferred Shares and the Series B Preferred Shares, prohibits, with certain exceptions, any shareholder from beneficially or constructively owning, applying certain attribution rules under the Code, more than 9.8% by value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common shares, or 9.8% by value or number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of any class or series, including the Series A Preferred Shares and Series B Preferred Shares.

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

We may structure asset sales to qualify as a tax deferred exchange under Section 1031 of the Code (“1031 Exchanges”). The ability to complete a 1031 Exchange depends on many factors, including, among others, identifying and acquiring suitable replacement property within limited time periods, and the ownership structure of the properties being sold and acquired. Therefore, we are not always able to sell an asset as part of a 1031 Exchange. When successful, a 1031 Exchange enables us to defer the taxable gain on the asset sold. If we cannot defer the taxable gain resulting from the sales of certain properties, our business, financial condition, results of operations and cash flow, the market price per share of our securities and our ability to satisfy our debt service obligations and make distributions to our shareholders could be materially and adversely affected.

The ability of our Board to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

Our declaration of trust provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for distributions paid to shareholders in computing our taxable income and will be subject to U.S. federal income tax at corporate rates and state and local taxes, which may have adverse consequences on our total return to our shareholders.

Legislative or other actions affecting REITs could have a negative effect on our shareholders or us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT. Prospective investors are urged to consult with their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares.

We and our subsidiaries and shareholders may be subject to state, local or foreign tax filing and payment obligations taxation in various jurisdictions including those in which we or they transact business, own property or reside.

We may own assets located in, or transact business in, numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our shareholders may not conform tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state and local income and other tax laws on an investment in our shares.

Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of our common shares.

Subject to certain exceptions, distributions received from us will be treated as distributions of ordinary income to the extent of our current or accumulated earnings and profits. Such distributions paid to a non-U.S. shareholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. shareholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. shareholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of shares that is regularly traded on an established securities market located in the United States and (2) the non-U.S. shareholder does not own more than 10% of the class of our shares at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. shareholder upon the sale or exchange of our common shares generally will not be subject to U.S. federal income taxation unless such shares constitutes a USRPI under FIRPTA. Our common shares will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s shares, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons, including through a foreign-controlled domestic corporation, during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our shares beneficial interests would be subject to FIRPTA tax, unless the shares of our beneficial interests shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common shares.

Our ownership of interests in TRSs raises certain tax risks.

A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds shares, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a C corporation. We currently own interests in multiple TRS entities and may acquire securities in additional TRSs in the future. As of December 31, 2024, the Company wholly owned and consolidated two TRSs, NREO TRS, LLC and NHF TRS, LLC. As of December 31, 2024, the Company consolidated ten TRSs (the “NHT TRSs”) that are subsidiaries of NHT as a result of the NHT Acquisition (as defined in Note 2).

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

Our TRSs are and any TRS we acquire in the future will be subject to corporate income tax at the U.S. federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our shareholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our shareholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We anticipate income tax obligations in connection with our ownership of interests in TRSs for fiscal year 2024.

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

Our ownership of NHT prior to the NHT Merger raises certain tax risks under Canadian law.
•NHT’s taxable status on its worldwide income in both Canada and the U.S. could affect the amount of funds it has available for distribution — NHT is resident in Canada for purposes of the Income Tax Act (Canada) (the “Tax Act”) and is treated as a domestic corporation in the U.S. under the Code. As a result, NHT is generally taxable on its worldwide income in both Canada and the U.S. However, in both jurisdictions, NHT generally will not be subject to tax on the portion of its income that it distributes to its unitholder (subject to certain limitations and exceptions). Management of the Company is of the view that the status of NHT as taxable in both Canada and the U.S. is not likely to give rise to any material adverse consequences in the future as it is not anticipated that NHT will be subject to material income tax in either Canada or the U.S. Nevertheless, NHT’s status as taxable on its worldwide income in both Canada and the U.S. could, in certain circumstances, have a material adverse effect on the Company and investors. As a result of NHT being resident in both Canada and the U.S., withholding taxes of both Canada and the U.S. will be relevant to distributions by NHT and could result in double taxation to certain investors in NHT and other consequences.
•There can be no assurance that Canadian federal income tax laws respecting mutual fund trusts will not be changed in a way that adversely affects NHT — NHT intends to qualify as a “unit trust” and a “mutual fund trust” for purposes of the Tax Act. There can be no assurance that Canadian federal income tax laws and the administrative policies and practices of the Canada Revenue Agency ("CRA") respecting the treatment of mutual fund trusts will not be changed in a manner that adversely affects NHT and the Company as the majority owner of NHT. Should NHT cease to qualify as a mutual fund trust under the Tax Act, current Canadian income tax considerations could be materially and adversely different in certain respects.

•If the rules applicable to SIFTS were to apply to NHT, they could affect the amount of funds available to NHT for distribution — The rules (the “SIFT Rules”) applicable to specified investment flow-through trusts (“SIFTs”) will apply to a trust that is a SIFT. NHT will not be considered to be a SIFT in respect of a particular taxable year and, accordingly, will not be subject to the SIFT Rules in that year, if it does not own any non-portfolio property and does not carry on business in Canada in that year. NHT has not and does not currently intend to own any non-portfolio property nor carry on a business in Canada. If the SIFT Rules were to apply to NHT, they could adversely affect the marketability of investments in NHT, and the amount of cash available for distribution and the after-tax return to investors in NHT (including the Company).
•NHT may realize foreign accrual property income for purposes of the Tax Act — Any foreign actual property income (“FAPI”) earned directly or indirectly by any controlled foreign affiliate of NHT must be included in computing the income of NHT for the fiscal year of NHT in which the taxation year of such controlled foreign affiliate ends (including in accordance with the stub-period FAPI rules), subject to a deduction for grossed-up foreign actual tax (“FAT”) as computed in accordance with the Tax Act. It is not anticipated that the deduction for grossed-up FAT will materially offset any FAPI realized by NHT, and accordingly, any FAPI realized generally will increase the allocation of income by NHT to investors. In addition, as FAPI generally must be computed in accordance with Part I of the Tax Act as though the controlled foreign affiliate were a resident of Canada (subject to the detailed rules contained in the Tax Act), income or transactions may be taxed differently under foreign tax rules as compared to the FAPI rules and, accordingly, may result in additional income being allocated to investors. For example, certain transactions that do not give rise to taxable income under the Code may still give rise to FAPI for purposes of the Tax Act. If the rules applicable to SIFTS were to apply to NHT, they could affect the amount of funds available to NHT for distribution.
•Canadian withholding tax may apply to non-Canadian Investors — The Tax Act may impose additional withholding or other taxes on distributions made by NHT to investors in NHT (including the Company) who are non-residents of Canada for the purposes of the Tax Act. These taxes and any reduction thereof under a tax treaty between Canada and another country may change from time to time.
•Income or gains may be realized by NHT as a result of currency fluctuations — For purposes of the Tax Act, NHT generally is required to compute its Canadian tax results, including any FAPI earned, using Canadian currency. Where an amount that is relevant in computing a taxpayer’s Canadian tax results is expressed in a currency other than Canadian currency, such amount must be converted into Canadian dollars using the appropriate exchange rate determined in accordance with the detailed rules in the Tax Act in that regard. As a result, NHT may realize gains and losses for tax purposes and FAPI by virtue of the fluctuation of the value of foreign currencies relative to Canadian dollars.
•Changes in Canadian tax laws could impact NHT and its investors — There can be no assurance that Canadian federal income tax laws, the judicial interpretation thereof, the terms of any treaty, or the administrative practices and policies of the CRA and the Department of Finance (Canada) will not be changed in a manner that adversely affects NHT or investors in NHT (including the Company). Any such change could increase the amount of tax payable by NHT or its affiliates or could otherwise adversely affect investors in NHT by reducing the amount available to pay distributions or changing the tax treatment applicable to investors in respect of such distributions.
•NHT may be subject to a tax on repurchases of equity — Recent amendments to the Tax Act impose a tax on certain repurchases of equity (the “Equity Repurchase Rules”), effective for transactions that occur after 2023. Under the Equity Repurchase Rules, NHT will generally be subject to a 2% tax on the value of NHT’s equity repurchases (i.e., redemptions) in a taxation year (net of cash subscriptions received by NHT in that taxation year). If NHT is subject to tax under the Equity Repurchase Rules, the after-tax return to its investors could be reduced.

Our ownership of NHT prior to the NHT Merger raises certain U.S. tax risks.

There is limited guidance relating to the application of Section 7874 of the Code and if NHT were deemed a non-U.S. corporation for U.S. federal income tax purposes, NHT would fail to qualify as a REIT, causing adverse tax consequences — NHT relies on Section 7874 of the Code to be classified as a domestic corporation for U.S. federal income tax purposes. For U.S. federal income tax purposes, an entity taxed as a corporation is generally considered to be a tax resident in the jurisdiction of its organization or incorporation. Under U.S. federal income tax law, an entity which is organized under the laws of Canada would generally be classified as a non-U.S. entity for U.S. federal income tax purposes. Section 7874 of the Code provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes. These rules are complex and there is limited guidance regarding their application. If NHT were deemed to be a non-U.S. corporation for U.S. federal income tax purposes, NHT would fail to qualify as a REIT, and the intended benefits of the structure would not be achieved. This would result in adverse tax consequences. Additionally, NHT could not re-elect to qualify as a REIT. If NHT did not qualify as a REIT, that could also materially adversely affect the Company’s REIT status.

Changes in accounting rules and other policy or regulatory changes could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

The SEC, Financial Accounting Standards Board (“FASB”) and other regulatory bodies that establish the accounting rules applicable to us have proposed or enacted a wide array of changes to accounting rules over the last several years. Moreover, in the future, these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

The recent change in the U.S. Presidential Administration and changes in Congress could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, results of operations, liquidity and financial condition.

Risks Related to the Ownership of Our Common Shares

The concentration of our share ownership may limit your ability to influence corporate matters.

James Dondero is the sole member of the general partner of our Sponsor and has relationships with certain holders of our common shares which may result in Mr. Dondero being deemed to have aggregate beneficial ownership of approximately 9,177,363 common shares (or 21.50% of our common shares) and 103,720 of our Series A Preferred Shares (or 3.09% of our Series A Preferred Shares) as of December 31, 2024.

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
•loss of a major funding source or inability to obtain new favorable funding sources in the future;
•our financing strategy and leverage;
•actual or anticipated accounting problems;
•changes in market valuations of similar companies;
•increases in or high interest rates that lead purchasers of our shares to demand a higher yield;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key management personnel;
•actions by institutional shareholders;
•speculation in the press or investment community;
•the realization of any of the other risk factors presented in this Annual Report;
•the extent of investor interest in our securities;
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our underlying asset value;
•investor confidence and price and volume fluctuations in the shares and bond markets, generally;
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

In the past, class-action litigation has often been instituted against companies following periods of volatility in the price of their common shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common shares.

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

In the future, we may issue debt or equity securities or incur other financial obligations, including share distributions and shares that may be issued in exchange for common shares. Upon liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before common shareholders. We are not required to offer any such additional debt or equity securities to shareholders on a preemptive basis. Therefore, additional common shares issuances, directly or through convertible or exchangeable securities (including common shares and convertible preferred shares), warrants or options, will dilute the holdings of our existing common shareholders and such issuances or the perception of such issuances may reduce the market price of our common shares. Any convertible preferred shares would have, and any series or class of our preferred shares would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common shareholders.

Holders of our common shares do not have preemptive rights to any shares we issue in the future. Our declaration of trust authorizes us to issue an unlimited number of shares of beneficial interest. The statement of preferences of the Series A Preferred Shares designates a series of 4,800,000 preferred shares as Series A Preferred Shares, of which 3,359,593 are issued and outstanding as of December 31, 2024. The statement of preferences of the Series B Preferred Shares designates a series of 16,000,000 preferred shares as Series B Preferred Shares, of which 0 are issued and outstanding as of December 31, 2024. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue our common shares under a long-term incentive plan to our non-employee trustees or to employees of our Adviser or its affiliates; (4) issue shares to our Adviser, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue our common shares in connection with a redemption of partnership units of the OP. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of our common shares will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of our common shares may also experience a dilution in the book value of their investment in us.

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

The rights of our common shareholders are limited by and subordinate to the rights of the holders of Series A Preferred Shares and Series B Preferred Shares and these rights may have a negative effect on the value of our common shares.

The holders of shares of our Series A Preferred Shares and Series B Preferred Shares have rights and preferences generally senior to those of the holders of our common shares. The existence of these senior rights and preferences may have a negative effect on the value of our common shares. These rights are more fully set forth in the statements of preferences setting forth the terms of the Series A Preferred Shares and Series B Preferred Shares, and include, but are not limited to the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common shares. In addition, the Series A Preferred Shares and Series B Preferred Shares rank senior to our common shares with respect to priority of such dividend and distribution payments, which may limit our ability to make distributions to holders of our common shares.

Risks Related to the Ownership of the Series A Preferred Shares and Series B Preferred Shares

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

Future offerings of debt securities or our shares, including future offerings of traded or non-traded preferred shares, expressly designated as ranking senior to the Series A Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up may adversely affect the market price of the Series A Preferred Shares.

There is no market for our Series B Preferred Shares and one may not develop.

The Series B Preferred Shares are not listed on a national exchange. There is no public market for our Series B Preferred Shares and one is not guaranteed to develop. However, should one develop or should we determine to publicly list our Series B Preferred Shares, we cannot predict the effect, if any, of future sales of our Series B Preferred Shares on the market price, if any, of our Series B Preferred Shares. Sales of substantial amounts of Series B Preferred Shares or the perception that such sales could occur may adversely affect the prevailing market price, if any, for our Series B Preferred Shares.

Our cash available for distribution may not be sufficient to pay distributions on the Series A Preferred Shares and Series B Preferred Shares at expected levels, and we cannot assure you of our ability to pay distributions in the future. We may use borrowed funds or funds from other sources to pay distributions, which may adversely impact our operations.

We intend to pay regular quarterly dividends to our Series A preferred shareholders and regular monthly dividends to our Series B preferred shareholders. Distributions declared by us will be authorized by our Board in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, our capital requirements and other factors as our Board may deem relevant from time to time. We may have to fund distributions from working capital, borrow to provide funds for such distributions, use proceeds of future offerings or sell assets to the extent distributions exceed earnings or cash flows from operations.

Funding distributions from working capital would restrict our operations. If we are required to sell assets to fund distributions, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares.

The Series A Preferred Shares and Series B Preferred Shares are subordinate to our existing and future debt, and such interests could be diluted by the issuance of additional shares of preferred shares and by other transactions.

The Series A Preferred Shares and Series B Preferred Shares rank junior to all of our existing and future indebtedness, any classes and series of our shares of beneficial interest expressly designated as ranking senior to the Series A Preferred Shares and Series B Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up, and other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our declaration of trust gives our Board the authority to authorize and issue such securities as they determine to be necessary desirable or appropriate, and the Board has authorized the issuance of up to 4,800,000 Series A Preferred Shares and 16,000,000 Series B Preferred Shares. Subject to limitations prescribed by Delaware law and our declaration of trust and the statements of preferences setting forth the terms of the Series A Preferred Shares and Series B Preferred Shares, our Board is authorized to issue preferred shares in such classes or series as our Board may determine and to establish from time to time the number of preferred shares to be included in any such class or series. The issuance of additional shares of Series A Preferred Shares, Series B Preferred Shares or additional shares of our beneficial interest ranking on parity with the Series A Preferred Shares and Series B Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up, would dilute the interests of the holders of Series A Preferred Shares and Series B Preferred Shares, and the issuance of shares of any class or series of our shares of beneficial interest expressly designated as ranking senior to the Series A Preferred Shares and Series B Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up or the incurrence of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Shares and Series B Preferred Shares. Other than the right to vote on matters which are submitted to a vote of our common shareholders, none of the provisions relating to the Series A Preferred Shares or Series B Preferred Shares contain any terms relating to or limiting our indebtedness or affording the holders of Series A Preferred Shares or Series B Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of Series A Preferred Shares and Series B Preferred Shares.

The Series A Preferred Shares and Series B Preferred Shares are not rated and may not be rated in the future.

The Series A Preferred Shares were previously rated by Egan-Jones Rating Company ("Egan-Jones") and are not currently rated. The Series B Preferred Shares have not been rated by any nationally recognized statistical rating organization. We do not currently intend to seek or maintain a rating for our Series A Preferred Shares or Series B Preferred Shares. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Shares or Series B Preferred Shares (if any). In addition, we may elect in the future to again obtain a rating of the Series A Preferred Shares, which could adversely impact the market price of the Series A Preferred Shares. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Shares or Series B Preferred Shares (if any).

Future offerings of debt securities or of our shares expressly designated as ranking senior to our Series A Preferred Shares and Series B Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up may adversely affect the market price of our Series A Preferred Shares.

If we decide to issue debt securities or additional shares, including traded or non-traded preferred shares, expressly designated as ranking senior to the Series A Preferred Shares and Series B Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up in the future, it is possible that those securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable debt securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Shares and Series B Preferred Shares and may result in dilution to owners of the Series A Preferred Shares or Series B Preferred Shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt securities or shares expressly designated as ranking senior to the Series A Preferred Shares and Series B Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of the Series A Preferred Shares will bear the risk of our future offerings reducing the market price of the Series A Preferred Shares and diluting the value of their share holdings in us and any future issuances or offerings of Series B Preferred Shares may dilute the value of the Series B Preferred Shares.

General Risks

We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay distributions.

Our business is highly dependent on information technology, including systems provided by third-party service providers. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks. The secure maintenance and transmission of this information is critical to our operations. Cybersecurity incidents and cyber-attacks, ransomware attacks and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, which risk may be heightened by the increased prevalence and use of artificial intelligence. There can be no assurance that the measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including accidental unauthorized disclosure of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay distributions to shareholders. Any interruption or deterioration in the performance of our information systems or our third-party service provider’s information systems could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

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

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways, including, but not limited to:
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
•Local and national authorities expanding or extending certain measures that impose restrictions on our, or the underlying property owners for our investments, ability to enforce tenants’ contractual rental obligations (such as eviction moratoriums or rental forgiveness) and limit our, or the underlying property owners for our investments, ability to raise rents or charge certain fees;
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

We may be adversely impacted by the direct consequences of climate change, such as property damage due to increases in the frequency, duration and severity of extreme weather events, such as severe storms, fire, hurricanes and floods. Our business may be indirectly impacted by the effects of climate change as well. Increases in property damage due to extreme weather events may contribute to increases in costs in property insurance. Other indirect effects of climate change may include increases to the costs of electricity, fuel, water consumption and waste disposal. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in delays and increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, and, as a result, adversely impact our financial results and operations.

Our business could be harmed if we are unable to effectively integrate artificial intelligence.

If we are unable to remain competitive by integrating and using artificial intelligence, our business could be harmed. In addition to competitive risks, the incorporation of artificial intelligence into our technological framework poses ethical and cybersecurity risks, as well as the regulatory risks associated with compliance with state and national laws and regulations.
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
Fixed Costs and Capital Expenditures
As a matter of conducting business in the ordinary course, certain significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs, and related charges, must be made throughout the period of ownership of real property regardless of whether a property is producing sufficient income to pay such expenses. In order to retain desirable hotel destinations and to generate adequate revenue over the long term, NHT must maintain or, in some cases, improve a property’s condition to meet market demand. These maintenance and improvement costs may be significant and may be costs NHT is unable to pass on to its hotel guests. NHT is also subject to utility and property tax risk relating to increased costs that NHT may experience as a result of higher resource prices as well as its exposure to significant increases in property taxes. There is a risk that property taxes may be raised as a result of revaluations of properties and their adherent tax rates. In some instances, enhancements to properties may result in significant increases in property assessments following a revaluation. Additionally, utility expenses, mainly consisting of natural gas and electricity service charges, have previously been subject to considerable price fluctuations. NHT may incur general liability related to guests on its properties for which it is found negligent, or for claims that are otherwise not fully covered by insurance. Any significant increase in these costs may have an adverse effect on NHT’s business, cash flows, financial condition, and results of operations and ability to make distributions to NHT’s unitholders, and, as a result of the accounting requirement that the Company consolidate NHT as of April 19, 2024, the Company’s cash flow results of operations and financial condition.
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

These rules are complex and there is limited guidance regarding their application. If NHT were deemed to be a non-U.S. corporation for U.S. federal income tax purposes, NHT would fail to qualify as a REIT, and the intended benefits of the structure would not be achieved. This would result in adverse tax consequences. Additionally, NHT could not re-elect to qualify as a REIT. If NHT did not qualify as a REIT, that could also materially adversely affect the Company’s REIT status.
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
As one of the critical elements of the Company’s overall risk management, our cybersecurity program is focused on the following key areas:
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which interacts with our Adviser’s Director of Information Technology and other members of management of our Adviser that implement and oversee our Adviser’s cybersecurity program.
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
Incident Response and Recovery Planning: Our Adviser has established and maintains comprehensive business continuity plans that address potential impacts should the information or technology systems become compromised, and the technological components of such plans are tested and evaluated on a regular basis.
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
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we do not believe are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cyber-attack disrupts the Company’s critical operations, service or financial systems. See “Risk Factors - We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay distributions”.
Item 2. Properties
The following tables provide a summary of the Company’s physical properties as of December 31, 2024:
NXDT Segment:

				Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type	Date Acquired	December 31, 2024	December 31, 2024
White Rock Center	82,793	Retail	6/13/2013	$1.50	71.1%
5916 W Loop 289	30,140	Retail	7/23/2013	$—	—%	(3)
Cityplace	1,365,711	Office, Multifamily & Hospitality	8/15/2018	$2.16	46.4%
	1,478,644

(1)    Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of December 31, 2024, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of December 31, 2024.

(2)    Percent occupied is calculated as the rentable square footage occupied as of December 31, 2024, divided by the total rentable square footage, expressed as a percentage.
(3)    The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.

The Company's ownership of Cityplace is subject to mortgage debt with an outstanding principal balance of approximately $139.9 million as of December 31, 2024. For further information on the Company’s owned real properties, see Notes 4, 5 and 6 to our consolidated financial statements.

NHT Segment:

Brand		Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn		Dallas, Texas	HGI Property	Upscale	Select-Service	1995/2016	240
Hyatt		Park City, Utah	Park City	Upscale	Full-Service	2016	122
Hampton Inn & Suites		Bradenton, Florida	Bradenton	Upscale	Select-Service	1926/2016	119
Homewood Suites	(1)	Plano, Texas	HWS Plano	Upscale	Extended Stay	1996/2018	99
N/A	(1)	Addison, Texas	Addison Property	Upscale	Extended Stay	1990/2018	120
Homewood Suites	(1)	Irving, Texas	HWS Las Colinas	Upscale	Extended Stay	1990/2018	136
Marriott		St. Petersburg, Florida	St. Pete Property	Upper Upscale	Full-Service	2001/2021	209
Total Rooms:							1,045
(1)    As of December 31, 2024 this property was held-for-sale.
Each of the hotel properties in the NHT segment is encumbered by a mortgage securing the payment of debt of $112.2 million by NHT.
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
Our common shares trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “NXDT.”
Shareholder Information
On March 31, 2025, we had 44,517,013.24 common shares outstanding held by a total of approximately 838 record holders. The number of record holders is based on the records of Equiniti Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Repurchase of Shares
On October 28, 2024, our Board authorized the Share Repurchase Program. For more information, see “Item 1. Business—2024 Highlights—Share Repurchase Program.” As of December 31, 2024, we have not repurchased any of our common shares or Series A Preferred Shares under the Share Repurchase Program.
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
Overview
As of December 31, 2024, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The Company has two reportable segments, NXDT and NHT. NXDT represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio. The NXDT reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The NHT reportable segment represents a minority of the Company's consolidated portfolio and operations and is focused on exiting out of its remaining hospitality assets and repositioning the portfolio into other real estate sectors where management has extensive operating expertise and experience. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of December 31, 2024, there were 2,000 partnership units of the OP outstanding, of which 100% were owned by us.
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
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2021. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We believe we qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through one or more TRS entities and is subject to applicable U.S. federal, state, and local income and margin taxes.
On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed in connection with the bankruptcy proceedings of Highland, a former affiliate of our Sponsor, filed a lawsuit (the "Bankruptcy Trust Lawsuit") against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively “UBS”) filed a lawsuit in the Supreme Court of the State of New

York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the "UBS Lawsuit"). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, which has not yet been briefed. The remaining respondents’ motions to dismiss, including Mr. Dondero’s, remain pending. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Macroeconomic trends, including increases in or high inflation and rising or high interest rates, may adversely impact our business, financial condition and results of operations. Inflation could have an adverse impact on our operating expenses, as these costs could increase at a rate higher than our rental and other revenue. The high rate environment and ongoing economic uncertainty has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital. There is no guarantee we will be able to mitigate the impact of rising or high inflation. To the extent our exposure to increases in or high interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases or elevated rates will result in higher debt service costs which will adversely affect our cash flows. We cannot make assurances that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
Components of Our Revenues and Expenses
Revenues
Rental income. Our rental income is primarily attributable to the rental revenue from our investment in Cityplace, a 42-story, 1.36 million-square-foot, trophy office building acquired in 2018 as well as rental income from two retail properties. Our rental income also includes utility reimbursements, late fees, common area maintenance reimbursements, and other rental fees charged to tenants.
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
Property management fees. Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 14 to our consolidated financial statements) and other property managers for managing the day-to-day operations of our hotels.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property owned directly or indirectly by us. Insurance includes the cost of commercial, general liability, and other needed insurance for each property owned directly or indirectly by us.
Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement and fees paid to NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”) pursuant to the NHT Advisory Agreement (see Note 14 to our consolidated financial statements).
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
Conversion expense. Conversion expenses include the costs of the Business Change in conjunction with the Deregistration Order, which primarily include legal fees and other fees incurred in preparation for or as a direct result of the conversion. These conversion expenses are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as conversion expenses.
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
Income Tax Expense. Income tax expense is primarily derived from taxable gains from asset sales and other income earned from investments held in NXDT's TRSs and NHT's TRSs.
Unrealized Gain (Loss) on Investments. Unrealized gains and losses represent changes in fair value for equity method investments, CLO equity investments, bonds, common stock, convertible notes, LLC interests, LP interests, rights and warrants, and senior loans for which the fair value option has been elected.
Realized Gain (Loss) on Investments. The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statements of Operations and Comprehensive Income (Loss) with respect to the investment sold at the time of the sale.

Real Estate Investments Statistics
As of December 31, 2024, the NXDT segment was invested in two retail properties, and one office, multifamily and hospitality property (excluding investments in undeveloped land), and the NHT segment consisted of seven hotel properties as listed below:
NXDT Segment:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	December 31, 2024	December 31, 2024
White Rock Center	82,793	Retail		6/13/2013	$1.50	71.1%
5916 W Loop 289	30,140	Retail		7/23/2013	$—	—%	(4)
Cityplace	1,365,711	Office, Multifamily & Hospitality	(3)	8/15/2018	$2.16	46.4%
	1,478,644
NHT Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	HGI Property	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Park City	Upscale	Full-Service	2016	122
Hampton Inn & Suites	Bradenton, Florida	Bradenton	Upscale	Select-Service	1926/2016	119
Homewood Suites	Plano, Texas	HWS Plano	Upscale	Extended Stay	1996/2018	99
N/A	Addison, Texas	Addison Property	Upscale	Extended Stay	1990/2018	120
Homewood Suites	Irving, Texas	HWS Las Colinas	Upscale	Extended Stay	1990/2018	136
Marriott	St. Petersburg, Florida	St. Pete Property	Upper Upscale	Full-Service	2001/2021	209
Total Rooms:						1,045
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of December 31, 2024, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of December 31, 2024.
(2)Percent occupied is calculated as the rentable square footage occupied as of December 31, 2024, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of December 31, 2024.
(4)The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.
Consolidated Results of Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth a summary of our operating results for the year ended December 31, 2024 as compared to the year ended December 31, 2023 (in thousands):

	For the Year Ended December 31,
	2024	2023	$ Change
Total revenues	$83,222	$63,284	$19,938
Total expenses	(87,373)	(51,703)	(35,670)
Operating income	(4,151)	11,581	(15,732)
Interest expense	(28,352)	(15,902)	(12,450)
Equity in income (losses) of unconsolidated ventures	129	(306)	435
Income tax expense	(1,372)	(2,731)	1,359
Change in unrealized gains (losses)	(1,348)	(108,249)	106,901
Realized gains (losses)	(21,479)	(1,634)	(19,845)
Net income (loss)	(56,573)	(117,241)	60,668
Net (income) attributable to preferred shareholders	(4,619)	(4,619)	—
Net (income) loss attributable to noncontrolling interests	9,843	—	9,843
Net income (loss) attributable to common shareholders	$(51,349)	$(121,860)	$70,511
The net loss for the years ended December 31, 2024 and 2023 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $15.7 million for the year ended December 31, 2024, compared to $20.3 million for the year ended December 31, 2023, which was a decrease of approximately $4.6 million. The decrease between the periods was primarily due to a decrease in occupancy at Cityplace.
Rooms revenue. Rooms revenue was $24.9 million for the year ended December 31, 2024. All rooms revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Food and beverage revenue. F&B revenue was $2.2 million for the year ended December 31, 2024. All F&B revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Interest and dividends. Interest and dividends totaled $36.6 million for the year ended December 31, 2024, compared to $42.7 million for the year ended December 31, 2023, which was a decrease of approximately $6.1 million. The decrease between the periods was attributed to a decrease in dividends from equity investments.
Other income. Other income was approximately $3.8 million for the year ended December 31, 2024, compared to $0.3 million for the year ended December 31, 2023, which was an increase of approximately $3.5 million. The increase between the periods was primarily due to the NHT consolidation.
Expenses
Property operating expenses. Property operating expenses were $22.3 million for the year ended December 31, 2024, compared to $7.5 million for the year ended December 31, 2023, which was an increase of approximately $14.8 million. The increase between the periods was primarily due to the NHT consolidation.
Property management fees. Property management fees were $1.5 million for the year ended December 31, 2024, compared to $0.7 million for the year ended December 31, 2023, which was an increase of approximately $0.8 million. The increase between the periods was primarily due to the NHT consolidation.
Real estate taxes and insurance. Real estate taxes and insurance costs were $6.5 million for the year ended December 31, 2024, compared to $4.4 million for the year ended December 31, 2023, which was an increase of approximately $2.1 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace and our hospitality properties. The increase between the periods was primarily due to the consolidation of NHT.
Advisory and administrative fees. For the year ended December 31, 2024, the Company incurred administrative fees and advisory fees of $14.2 million. For the year ended December 31, 2023, the Company incurred administrative fees and advisory fees of $11.7 million, inclusive of $2.0 million in expenses that were waived and cannot be recouped by the Adviser. The Expense Cap expired on June 30, 2023. The increase between the year ended December 31, 2024 and the year ended December 31, 2023, is primarily due to the addition of fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement from the consolidation of NHT and the expiration of the Expense Cap.
Property general and administrative expenses. Property general and administrative expenses were $7.4 million for the year ended December 31, 2024, compared to $4.3 million for the year ended December 31, 2023, which was an increase of approximately $3.1 million. The increase between the periods is primarily attributed to the NHT consolidation.
Corporate general and administrative expenses. Corporate general and administrative expenses were $12.8 million for the year ended December 31, 2024, compared to $8.0 million for the year ended December 31, 2023, which was an increase of approximately $4.8 million. The increase between periods was primarily due to an increase in accounting and audit fees.
Conversion expenses. Conversion expenses were $0.0 million for the year ended December 31, 2024, compared to $1.2 million for the year ended December 31, 2023, which was a decrease of approximately $1.2 million. The decrease between the periods was primarily due to a decrease in expenses related to the Business Change.
Depreciation and amortization. Depreciation and amortization costs were $15.6 million for the year ended December 31, 2024, compared to $13.9 million for the year ended December 31, 2023, which was an increase of approximately $1.7 million. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets. The increase between the periods was primarily due to the NHT consolidation.
Impairment loss. Impairment loss was $7.1 million for the year ended December 31, 2024, compared to $0.0 for the year ended December 31, 2023, which was an increase of approximately $6.1 million. The increase between the periods was due to an increase in impairment charges relating to the Addison Property, Plano Homewood Suites and Las Colinas Homewood Suites.
Other Income and Expense
Interest expense. Interest expense was $28.4 million for the year ended December 31, 2024, compared to $15.9 million for the year ended December 31, 2023, which was an increase of approximately $12.5 million. The increase between the periods was primarily due to the NHT consolidation.
Equity in income (losses) of unconsolidated ventures. Equity in losses of unconsolidated ventures was $0.1 million for the year ended December 31, 2024, compared to $(0.3) million for the year ended December 31, 2023, which was an increase of approximately $0.4 million. The decrease between periods was primarily due to a decrease in net income at Marriott Uptown.
Income tax expense (benefit). The Company has recorded income tax expense (benefit) of $1.4 million associated with the TRSs for the year ended December 31, 2024 and $2.7 million associated with the TRSs for the year ended December 31, 2023. The tax expense for the year ended December 31, 2024 is partially increased by the annual change in valuation allowance on a deferred tax asset of $(0.3) million, and offset by a return-to-provision adjustment of $0.2 million and an income tax refund of $0.7 million for a net expense of $1.4 million for the year ended December 31, 2024, that is recorded on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(1.3) million for the year ended December 31, 2024, compared to $(108.2) million for the year ended December 31, 2023, which was an increase of approximately $106.9 million. The gains for the year ended December 31, 2024 were largely driven by redemptions of the legacy CLO positions, which generated realized losses and a positive change in unrealized, mark-to-market gains on MidWave Wireless, Inc. common equity of $14.5 million, United Development Funding IV common equity of $6.2 million, offset by mark-to-market losses on IQHQ, LP (“IQHQ LP”) interests of $22.2 million, NXHT common equity of $13.9 million, and NSP common equity of $5.5 million, and NexPoint Storage Partners

Operating Company, LLC (“NSP OC”) common units of $2.9 million. The losses for the year ended December 31, 2023 were primarily driven by mark-to-market losses on NSP common equity of $35.5 million and VB OP Units of $27.5 million, NSP OC common units of $19.3 million offset by mark-to-market gains on and mark-to-market gains on our IQHQ Holdings, LP. Class A-1 limited partnership units of $3.4 million.
Realized gains (losses). Realized gains (losses) were $(21.5) million for the year ended December 31, 2024, compared to $(1.6) million for the year ended December 31, 2023, which was a decrease of approximately $(19.9) million. The losses for the year ended December 31, 2024 were primarily driven by realized losses on the legacy CLOs of $22.8 million. The losses for the year ended December 31, 2023 were primarily driven by realized losses on common stock of Elme Communities of $0.8 million, Whitestone REIT of $1.1 million, and realized losses on Specialty Financial Products, Ltd. (“SFP”) of $1.3 million.
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
There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the years ended December 31, 2024, and 2023 (our "Same Store" properties). Our Same Store properties exclude Cityplace as of December 31, 2024 and 2023, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude the NHT segment, as the properties in that segment were not held in the comparable period.
Consolidated NOI and Same Store NOI for the Years Ended December 31, 2024 and 2023
The following table, which has not been adjusted for the effects of noncontrolling interest (“NCI”), reconciles our consolidated NOI for the years ended December 31, 2024 and 2023 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	For the Year Ended December 31
	2024	2023
Net loss	$(56,573)	$(117,241)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	14,165	11,740
Corporate general and administrative expenses	12,803	7,981
Conversion expenses	—	1,203
Income tax expense	1,372	2,731
Depreciation and amortization	15,600	13,937
Interest expense	28,352	15,902
Non-operating property investment revenue¹	(39,281)	(42,667)
Realized (gains) losses from non-real estate investments	21,479	1,634
Change in unrealized (gains) losses from non-real estate investments	1,348	108,249
Equity in (income) losses of unconsolidated equity method ventures	(129)	306
Impairment loss	7,110	—
NOI	$6,246	$3,775
Less Non-Same Store
Revenues	$(42,795)	$(19,147)
Operating expenses	37,057	16,310
Same Store NOI	$508	$938
(1)Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the year ended December 31, 2024 to net income (loss), the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Year Ended December 31,
	2024			2023
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust¹
Net income (loss)	$(35,337)	$(21,236)	$(56,573)	$(117,241)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees	13,286	879	14,165	11,740
Corporate general and administrative expenses	9,947	2,856	12,803	7,981
Conversion expenses	—	—	—	1,203
Income tax expense	1,441	(69)	1,372	2,731
Depreciation and amortization	11,698	3,902	15,600	13,937
Interest expense	17,443	10,909	28,352	15,902
Non-operating property investment revenue²	(34,300)	(4,981)	(39,281)	(42,667)
Realized (gains) losses from non-real estate investments	21,479	—	21,479	1,634
Change in unrealized (gains) losses from non-real estate investments	1,348	—	1,348	108,249
Equity in (income) losses of unconsolidated equity method ventures	(129)	—	(129)	306
Impairment loss	—	7,110	7,110	—
NOI	$6,876	$(630)	$6,246	$3,775
Less Non-Same Store
Revenues	$(24,705)	$(18,090)	$(42,795)	$(19,147)
Operating expenses	14,326	22,731	37,057	16,310
Same Store NOI	$(3,503)	$4,011	$508	$938
(1)As of December 31, 2023, there was only one reporting segment.
(2)Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Years Ended December 31, 2024 and 2023
The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2024 and 2023 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31
	2024	2023	$ Change	% Change
Revenues
Same Store
Rental income	$1,147	$1,471	$(324)	-22.0%
Same Store revenues	1,147	1,471	(324)	-22.0%
Non-Same Store
Rental income	14,531	18,839	(4,308)	-22.9%
Other income	1,162	308	854	N/M	(1)
Rooms	24,902	—	24,902	—%
Food and beverage	2,200	—	2,200	—%
Non-Same Store revenues	42,795	19,147	23,648	123.5%	(1)
Total revenues	43,942	20,618	23,324	113.1%	(1)

Operating expenses
Same Store
Property operating expenses	223	127	96	75.6%
Real estate taxes and insurance	293	264	29	11.0%
Property management fees	75	74	1	1.4%
Property general and administrative expenses	48	68	(20)	-29.4%
Same Store operating expenses	639	533	106	19.9%
Non-Same Store
Property operating expenses	22,033	7,361	14,672	N/M	(1)
Real estate taxes and insurance	6,252	4,113	2,139	52.0%	(1)
Property management fees	1,415	653	762	N/M	(1)
Property general and administrative expenses	7,357	4,183	3,174	75.9%	(1)
Non-Same Store operating expenses	37,057	16,310	20,747	127.2%	(1)
Total operating expenses	37,696	16,843	20,853	123.8%	(1)

NOI
Same Store	508	938	(430)	-45.8%
Non-Same Store	5,738	2,837	2,901	102.2%	(1)
Total NOI	$6,246	$3,775	$2,471	65.4%	(1)
(1)Denotes that the significant percentage change in the current period comparison is primarily attributed to the consolidation of NHT.
See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Year Ended December 31, 2024 and 2023.”

Consolidated Same Store Results of Operations for the Years Ended December 31, 2024 and 2023
As of December 31, 2024, our Same Store properties were approximately 52.1% leased with a weighted average monthly effective occupied rent per square foot of $1.10, compared to 49.6% leased with a weighted average monthly effective occupied rent per square foot of $1.11 as of December 31, 2023. For our Same Store properties, we recorded the following operating results for the years ended December 31, 2024 and 2023.
Revenues
Rental Income. Rental income was $1.1 million for the year ended December 31, 2024, compared to $1.5 million for the year ended December 31, 2023, which is a decrease of approximately $0.3 million or (22.0)%. The majority of the decrease between the year ended December 31, 2024 and the year ended December 31, 2023 is related to an increase in the amortization of above- and below-market leases. Above-market leases decrease rental income as they are amortized, while below-market leases increase rental income.
Expenses
Property operating expenses. Property operating expenses were $222.9 thousand for the year ended December 31, 2024, compared to $126.6 thousand for the year ended December 31, 2023, which was an increase of approximately $96.0 thousand or 75.6%. The majority of the increase between the year ended December 31, 2024 and the year ended December 31, 2023 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $292.9 thousand for the year ended December 31, 2024, compared to $264.3 thousand for the year ended December 31, 2023, which was an increase of approximately $29.0 thousand or 11.0%. The majority of the increase between the year ended December 31, 2024 and the year ended December 31, 2023 is related to an increase in the property tax budget.
Property management fees. Property management fees were $75.3 thousand for the year ended December 31, 2024, compared to $73.7 thousand for the year ended December 31, 2023, which was an increase of approximately $1.0 thousand, or 1.4%. The increase between the year ended December 31, 2024 and the year ended December 31, 2023 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $47.9 thousand for the year ended December 31, 2024, compared to $68.0 thousand for the year ended December 31, 2023, which was a decrease of approximately $20.0 thousand, or (29.4)%. The majority of the decrease between the year ended December 31, 2024 and the year ended December 31, 2023 is related to a decrease in professional fees.
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
The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the years ended December 31, 2024 and 2023 (in thousands, except per share amounts):

		For the Year Ended December 31	For the Year Ended December 31
		2024	2023	% Change (1)
Net income (loss)		$(56,573)	$(117,241)	N/M
Depreciation and amortization		15,600	13,937	11.9%
Realized (gains) losses		21,479	1,634	N/M
Impairment loss		7,110	—	—%
Adjustment for noncontrolling interests		4,739	—	—%
FFO		(7,645)	(101,670)	N/M
Distributions to preferred shareholders		(4,619)	(4,619)	—%
FFO attributable to common shareholders		(12,264)	(106,289)	N/M

FFO per share - basic		$(0.30)	$(2.85)	N/M
FFO per share - diluted		$(0.30)	$(2.85)	N/M

Equity-based compensation expense		3,010	1,344	N/M
Amortization of deferred financing costs - long term debt		(696)	(776)	-10.3%
Change in unrealized (gains) losses		1,348	108,249	N/M
AFFO attributable to common shareholders		(8,602)	2,528	N/M

AFFO per share - basic		$(0.21)	$0.07	N/M
AFFO per share - diluted		$(0.21)	$0.07	N/M

Weighted average common shares outstanding - basic		40,229	37,334	7.8%
Weighted average common shares outstanding - diluted	(2)	41,498	37,773	9.9%

Distributions declared per common share		$0.60	$0.60	—%
Net income (loss) coverage	(3)	-2.34x	-5.23x	N/M
FFO Coverage - diluted	(3)	-0.5x	-4.75x	N/M
AFFO Coverage - diluted	(3)	-0.35x	0.11x	N/M

(1)Represents the percentage change for the year ended December 31, 2024 compared to the year ended December 31, 2023.
(2)The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(3)Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over distributions declared per common share during the period.
The year ended December 31, 2024 as compared to the year ended December 31, 2023
FFO was $(7.6) million for the year ended December 31, 2024, compared to $(101.7) million for the year ended December 31, 2023, which was an increase of approximately $94.1 million. The change in our FFO between the year ended December 31, 2024 and the year ended December 31, 2023 primarily relates to a decrease in unrealized losses, primarily attributed to redemptions of the CLO positions, which reclassified the change in unrealized losses to realized gains of approximately $22.8 million.
AFFO was $(8.6) million for the year ended December 31, 2024, compared to $2.5 million for the year ended December 31, 2023, which was a decrease of approximately $11.1 million. The change in our AFFO between the year ended December 31, 2024 and the year ended December 31, 2023 primarily relates to the consolidation of NHT, resulting in an increase in property operating expenses, interest expense and corporate general and administrative expenses.
Net Asset Value
The SEC does not provide rules on the methodology we must use to determine our NAV or NAV per common share. The determination of NAV involves a number of subjective assumptions, estimates and judgments that may not be accurate or complete. We believe there is no established practice among REITs for calculating NAV. Different firms using different property-specific, general real estate, capital markets, economic and other assumptions, estimates and judgments could derive a NAV that could be significantly different from our NAV. Thus, other public REITs methodologies used to calculate NAV may differ materially from ours. Additionally, our NAV differs from the values of our real estate assets as calculated in accordance with GAAP, in that we calculate NAV based on the consolidated balance sheets as total assets minus total liabilities, less any equity attributable to preferred shareholders (such as the Series A Preferred Shares) and noncontrolling interests. Our NAV per common share is calculated by dividing our NAV by our diluted common shares outstanding, which represents the aggregate of our common shares outstanding plus any unvested restricted share units as of the last day of the reporting period. We calculate NAV per common share on a quarterly basis beginning with the quarter ended December 31, 2024.
The presentation of NAV and NAV per common share below is intended to be the Applicable NAV (as defined in the statement of preferences of the Series B Preferred Shares) for purposes of the offering of the Series B Preferred Shares. The below table presents the NAV calculation (in thousands, except per common share amounts):

As Of	Total Assets	Total Liabilities	Series A Preferred Shares (1)	NCI	NAV	Diluted Common Shares Outstanding	NAV Per Common Share
December 31, 2024	1,224,839	(391,301)	(83,252)	2,970	753,256	44,118	$17.07
(1)Represents the liquidation preference, net of approximately $738 thousand issuance costs, from the issuance of the Company’s 5.50% Series A Cumulative Preferred Shares.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures including:
•capital expenditures to continue the ongoing development of Cityplace;
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance and, if necessary, future debt or equity issuances. As of December 31, 2024, we had $8.8 million of cash available to meet our short-term liquidity requirements. As of December 31, 2024, we also had $31.7 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of December 31, 2024, we also had $0.9 million of restricted cash held in reserve by the lender on the NexBank Revolver. These reserves are to be used for future interest payments on the debt facility. As of December 31, 2024, we also had $7.5 million of restricted cash reserves associated with the NHT segment for brand-mandated Performance Improvement Plan (“PIPs”) and furniture, fixtures and equipment upgrades arising from the execution of the Company’s franchise agreement and future insurance and property tax expenses.
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
In addition to our ongoing renovation of Cityplace, our other properties will require periodic capital expenditures and renovation to remain competitive. We estimate an additional $190 million to $210 million of capital expenditures to complete the Cityplace renovation. Also, acquisitions, redevelopments, or expansions of our properties will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for distributions paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions, or redevelopment through retained earnings long-term is limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations, and prospects could be materially and adversely affected.
In the coming year, NXDT plans to re-focus its asset allocation across sectors in which our Sponsor has an extensive experience and expertise. This re-focusing will involve selling legacy assets that do not fall within our core investment strategy. A more favorable capital market environment, with lower interest rates and increased liquidity, is expected to facilitate this process. The Company’s objective is to opportunistically sell $100 million to $150 million in assets to free up capital for reinvestment in target asset classes such as residential, self-storage, and life sciences.
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and distribution requirements for the twelve-month period following December 31, 2024. See “—Debt” for additional details regarding our indebtedness and related liquidity requirements.

Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the year ended December 31, 2024 and 2023 (in thousands):

	For the Year Ended December 31
	2024	2023
Net cash used in operating activities	$(11,665)	$(24,266)
Net cash provided by investing activities	25,974	21,990
Net cash provided by (used in) financing activities	(18,577)	6,796
Net decrease in cash, cash equivalents and restricted cash	(4,268)	4,520
Cash, cash equivalents and restricted cash, beginning of period	53,169	48,649
Cash, cash equivalents and restricted cash, end of period	$48,901	$53,169
Cash flows from operating activities. During the year ended December 31, 2024, net cash provided by (used in) operating activities was $(11.7) million, compared to net cash provided by operating activities of $(24.3) million for the year ended December 31, 2023. The change in cash flows from operating activities was mainly attributable to a decrease in income taxes payable, life settlement premiums and accounts payable.
Cash flows from investing activities. During the year ended December 31, 2024, net cash provided by investing activities was $26.0 million, compared to net cash provided by investing activities of $22.0 million for the year ended December 31, 2023. The change in cash flows from investing activities was mainly due to the net cash acquired from the consolidation of NHT during the period.
Cash flows from financing activities. During the year ended December 31, 2024, net cash used in financing activities was $(18.6) million, compared to net cash used in financing activities of $6.8 million for the year ended December 31, 2023. The change in cash flows from financing activities was due to a decrease in proceeds received from credit facilities, which was partially offset by a decrease in cash payments for distributions to common shareholders.
Debt
Mortgage Debt
As of December 31, 2024, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $252.2 million at a weighted average interest rate of 7.54%. See Note 6 to our consolidated financial statements for additional information.
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

Cityplace Debt
On May 8, 2023, we received lender consent to defer the maturity of the Cityplace debt to September 8, 2023. Also on May 8, 2023, the parties to the loan agreement agreed to convert the index upon which the interest rate is based to one-month SOFR effective as of the first interest period beginning on or after May 8, 2023. On September 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by six months to March 8, 2024. On March 8, 2024, the lender agreed to defer the maturity of the Cityplace debt by twelve months to March 8, 2025. Management is currently engaged in discussions with the lender regarding the extension of the maturity date of the Cityplace debt. Management can give no assurance that the lender will agree to such an extension. While the lender has not yet demanded payment of the Cityplace indebtedness, management can give no assurance that it will not exercise its right to do so or exercise its other remedies under the credit agreement, including foreclosing on Cityplace.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility ("Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. As of December 31, 2024, the Credit Facility bore interest at the one-month SOFR plus 4.25%. During the year ended December 31, 2024, the Company paid down $9.0 million on the Credit Facility. As of December 31, 2024, the Credit Facility had an outstanding balance of $11.0 million. For additional information regarding our Credit Facility, see Note 6 to our consolidated financial statements.
The Credit Facility will mature on October 6, 2025 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.
Revolving Credit Facility
On May 22, 2023, the Company entered into the revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million, and with the option to extend the maturity two times by six months. As of December 31, 2024, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2025. On May 21, 2024, the Company elected to use one of the two extension options to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to use the second extension option to extend the maturity by six months to May 21, 2025. On October 22, 2024, the Company amended the NexBank Revolver agreement to allow for the Lubbock property to be used as collateral for the debt. As of December 31, 2024, the NexBank Revolver had an outstanding balance of $16.5 million. As of December 31, 2024, the Company held $0.9 million in restricted cash in the interest reserve account.
Notes Payable, Freedom LHV
On August 2, 2024, the Company, through Freedom LHV, LLC (“Freedom LHV”), an indirect subsidiary of the Company, borrowed approximately $10.0 million from The Ohio State Life Insurance Company (“OSL”), an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. Due to the recently transacted nature of the note, the fair value of the note is approximately the outstanding balance. The note bears interest at an annual fixed rate of 10.0% and matures on August 2, 2029. The debt is secured by certain real property held by Freedom LHV and is guaranteed by the Company.
Mortgages Payable, NHT
On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on March 1, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on March 1, 2025. See Note 15 for a discussion of the extension of the maturity dates of the Note A Loan and Note B Loan. As of December 31, 2024, the Note A Loan and Note B Loan had an outstanding balance of $50.2 million and $24.2 million and effective interest rates of 7.34% and 11.75%, respectively.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into the PC & B Loan with an original maturity date of February 5, 2025. See Note 15 for a discussion of the extension of the maturity date of the PC & B Loan. The outstanding balance on the PC & B Loan at December 31, 2024 was $37.9 million, with $1.4 million available to draw on for renovation purposes as of December 31, 2024.
The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require NHT to comply with affirmative and negative covenants. As of December 31, 2024, NHT OP, the guarantor of certain obligations under the PC & B Loan documents, was not in compliance with the PC & B Loan covenants related to the minimum net worth and the minimum liquid assets. AREEIF Lender, LLC, the lender under the PC & B Loan, has not granted a waiver for the covenant violations as of December 31, 2024. While the lender under the PC & B Loan has not indicated that it will accelerate the PC & B Loan, the lender has the ability under the loan documents to do so if the conditions remain uncured after the giving of notice and expiration of a cure period. There can be no assurance that the lender under the PC & B Loan will waive such covenant beaches, and discussions regarding such a waiver are ongoing. The PC & B Loan is secured by mortgages on our Park City and Bradenton properties. Should the lender under the PC & B Loan exercise its remedies under the relevant loan documents, up to and including the acceleration of the full amount of the PC & B Loan, it may have a material adverse impact on our financial condition, liquidity and results of operations. If we are unable to pay the amount due upon acceleration, the lender under the PC & B Loan may elect to foreclose on the Park City and Bradenton properties to satisfy the indebtedness.
Convertible Notes, NHT
NHT OP also entered into several convertible notes with affiliates of the NHT Adviser since January 8, 2019. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance. As of December 31, 2024, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $50.2 million.

Obligations, Commitments and Investment Opportunities
The following table summarizes our contractual obligations and commitments as of December 31, 2024 for the next five calendar years subsequent to December 31, 2024.

	Payments Due by Period (in thousands)
	Total		2025	2026	2027	2028	2029	Thereafter
Property Level Debt
Principal payments	$275,417		$265,417	$—	$—	$—	$10,000	$—
Interest expense	8,522		4,933	1,000	1,000	1,000	589	—
Total	$283,939		$270,350	$1,000	$1,000	$1,000	$10,589	$—

Prime Brokerage Borrowing
Principal payments	$1,222		$—	$—	$—	$—	$—	$1,222	(1)
Interest expense	295		59	59	59	59	59	—	(1)
Total	$1,517		$59	$59	$59	$59	$59	$1,222

Series A Preferred Shares
Distribution payments	N/A	(2)	$4,618	$4,618	$4,618	$4,618	$4,618	N/A	(2)

Credit Facility
Principal payments	$85,471		$27,485	$—	$20,500	$—	$—	$37,486
Interest expense	27,785		3,801	2,541	1,574	1,413	1,413	17,043
Total	$113,256		$31,286	$2,541	$22,074	$1,413	$1,413	$54,529

Total contractual obligations and commitments	$398,712		$306,313	$8,218	$27,751	$7,090	$16,679	$55,751
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
As of December 31, 2024, a total of $3.1 million in Fees to the Adviser have been waived to comply with the Expense Cap. For the year ended December 31, 2024, the Company expensed $14.2 million, related to the Fees. Of this $14.2 million, $5.5 million is related to shares that were, or are expected to be issued in lieu of cash.
NHT Advisory Agreement
As consideration for the NHT Adviser’s services under the NHT Advisory Agreement, we pay the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value. Pursuant to the terms of the NHT Advisory Agreement, NHT will reimburse the NHT Adviser for all documented Operating Expenses and offering expenses it incurs on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From April 19, 2024 to December 31, 2024, NHT incurred expenses subject to the NHT Expense Cap of $4.1 million.
NHT and/or NHT OP may elect to acquire all of the outstanding and issued equity interests of the NHT Adviser (the “Internalization”) by exercising its rights, in its sole discretion, under the NHT Advisory Agreement (subject to certain terms and conditions) to effect the Internalization. NHT will pay the NHT Adviser a fee equal to three times the prior 12 months’ advisory fee as consideration for an Internalization (the “Internalization Fee”). The Internalization Fee is limited to 7.5% of the combined equity value of NHT and NHT OP on a consolidated basis as of the date of the Internalization. The Internalization has not occurred as of December 31, 2024.
Alewife Holdings Loan
On May 10, 2024, the Company, through the OP, NREF OP IV, a subsidiary of NREF, an entity that is managed by an affiliate of the Adviser, and OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which NREF OP IV assigned the right to fund up to 9% of a loan (the “Alewife Loan”) to be made to IQHQ-Alewife Holdings, LLC (“Alewife Holdings”) to the OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, NREF OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which NREF OP IV assigned $7.5 million of interest in the Alewife Loan to OSL for cash and increased OSL’s allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, the OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by the OP and OSL, respectively. NREF OP IV is required to fund any amounts not funded by OSL and the OP. At any time that the OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, the OP and OSL have the option upon notice to NREF OP IV to pay to NREF OP IV any amount of such unfunded amount. Upon such payment, the OP or OSL would become entitled to all interest and fees accrued on the amount paid to NREF OP IV on and after the date of such payment.

IQHQ Promissory Note and Warrant
On May 23, 2024, NexPoint Bridge Investor I, LLC (“Bridge Investor I”), an entity owned by an affiliate of the Adviser, entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement (“Bridge Purchase Agreement”) whereby IQHQ, LP issued and sold to Bridge Investor I a Secured Convertible Promissory Note (the “IQHQ Promissory Note”) with a purchase commitment of $150 million. The IQHQ Promissory Note bore interest at 16.5%, which was payable in kind, and matured on May 23, 2025. The IQHQ Promissory Note would automatically convert into Series E preferred stock of IQHQ, Inc. upon a Qualified Equity Financing (as defined in the IQHQ Promissory Note). In accordance with the Bridge Purchase Agreement, IQHQ Holdings, LP (“IQHQ Holdings”) also issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Bridge Warrant”). The IQHQ Bridge Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent 6.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Bridge Warrant is exercisable, in whole or in part, at any time, and expires on May 23, 2034, unless there is an earlier change of control, initial public offering or liquidation. The OP and certain entities advised by affiliates of our Adviser (the “IQHQ Participating Purchasers”) own common equity in IQHQ Holdings and/or IQHQ LP and NREF owns Series D-1 preferred stock in IQHQ, Inc., which is the limited partner in IQHQ LP.
In connection with the Bridge Purchase Agreement, the OP, NREF, through certain subsidiaries, and the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the OP and the IQHQ Participating Purchasers had a right to fund up to specified amounts of the IQHQ Promissory Note and IQHQ Bridge Warrant. On December 2, 2024, the IQHQ Promissory Note was fully funded by NREF and the IQHQ Participating Purchasers and the OP did not fund any amounts.
On December 31, 2024, Bridge Investor I entered into a Subscription Agreement (“IQHQ Subscription Agreement”) whereby Bridge Investor I committed to purchase $160.1 million of Series E preferred stock of IQHQ, Inc. Pursuant to the IQHQ Subscription Agreement, the full $10.1 million of the interest accrued on the IQHQ Promissory Note was substituted and exchanged for a deemed funding of $10.1 million under the IQHQ Subscription Agreement. In connection with the IQHQ Subscription Agreement, on December 31, 2024, Bridge Investor I also entered into a Warrant Purchase Agreement (the “IQHQ Warrant Purchase Agreement”) whereby IQHQ Holdings issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Series E Warrant”). The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Series E Warrant is exercisable, in whole or in part, at any time for ten years unless there is an earlier change of control, initial public offering or liquidation.
In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the OP, along with NREF, through certain subsidiaries, and the IQHQ Participating Purchasers entered into a participation rights agreement with Bridge Investor I pursuant to which the OP and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the Series E preferred stock of IQHQ, Inc. commitment and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, the OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. NREF would be required to fund any amounts not funded by the IQHQ Participating Purchasers and the OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay NREF or the OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to NREF or the OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Warrant to any parties to the participation rights agreement.
As of the December 31, 2024, the OP has not funded any amounts.
Income Taxes
I.U.S REIT Status
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to stockholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $1.4 million associated with the TRSs for the year ended December 31, 2024, which is largely driven by income from the Company’s preferred stock investments and investments in debt instruments not secured by mortgages on real property. The tax expense is increased by the annual change in valuation allowance on a deferred tax asset of $0.3 million and offset by a return-to-provision adjustment of $0.2 million and income tax refund of $0.7 million for a net expense of $1.4 million for the year ended December 31, 2024, that is recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss).
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to stockholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of December 31, 2024, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of December 31, 2024 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).
II.Canadian mutual fund status
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
Distributions
We intend to make regular quarterly distribution payments to holders of our common shares. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for distributions paid and excluding net capital gains. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. We intend to make regular quarterly distribution payments of all or substantially all of our taxable income to holders of our common shares out of assets legally available for this purpose, if and to the extent authorized by our Board. Before we make any distribution payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds or raise additional capital to make cash distributions or we may make a portion of the required distribution in the form of a taxable distribution of shares or debt securities.
We will make distribution payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our distributions and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a distribution on our common shares of $0.15 per share which was paid on December 31, 2024 to shareholders of record on November 15, 2024. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Our Board declared a distribution on our Series A Preferred Shares of $0.34375 per share which was paid on December 31, 2024, to shareholders of record on December 23, 2024. We expect that distributions on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
The purpose of paying the elective stock distribution partially in shares and partially in cash is to conserve cash for additional investments at the Company. The Company may revert to paying the distribution solely in cash at some point in the future when cash flow from operations supports such a cash distribution. However, there can be no assurance that cash flow from operations will be able to support a cash distribution in the future.
Off-Balance Sheet Arrangements
As of December 31, 2024, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
The Company is a guarantor on dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser. NSP is current on all dividend payments as of December 31, 2024. See Note 14 to our consolidated financial statements for additional information.
The Company is a guarantor on one of NSP’s loans, with an aggregate principal amount of $750.0 million outstanding as of December 31, 2024. The obligations consist of liability for losses suffered by the lender arising out of certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the related loan agreement. See Note 14 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $74.4 million as of December 31, 2024. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace’s loans with an aggregate principal amount of $139.9 million as of December 31, 2024. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of December 31, 2024, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.

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
Valuation of Level 3 Fair Valued Investments
As of December 31, 2024, approximately 42.3% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 9 to our consolidated financial statements, “Fair Value Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the year ended December 31, 2024, the unrealized gains (loss) related to the change in fair value of level 3 investments is $(4.2) million. See Note 9 to our consolidated financial statements for additional disclosures regarding the valuation of level 3 fair valued investments.
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
Impairment
Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. For the year ended December 31, 2024, the Company recorded approximately $5.2 million of impairment charges on real estate assets held and used, which are included in impairment loss on the Consolidated Statements of Operations and

Comprehensive Income (Loss). The Company did not record any impairment charges for the year ended December 31, 2023.
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2024 and December 31, 2023, there were three and zero properties classified as held for sale, respectively. In addition to the net real estate assets, the consolidated balance sheets also includes approximately $0.1 million and $0 million of accounts receivable and prepaid and other assets, and approximately $0.8 million and $0 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of December 31, 2024 and December 31, 2023, respectively. For the year ended December 31, 2024, the Company recorded approximately $1.9 million of losses on real estate held for sale, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not record any losses on real estate held for sale for the year ended December 31, 2023.
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
Implications of being a Smaller Reporting Company
As of December 31, 2024, we are a "smaller reporting company" as defined in the Exchange Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of
NexPoint Diversified Real Estate Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NexPoint Diversified Real Estate Trust and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Fair value measurement of level 3 investments
As discussed in Notes 3 and 9 to the consolidated financial statements, the Company has $643.4 million of investments that are measured at fair value on a recurring basis, a portion of which uses inputs that are classified within Level 3 of the fair value hierarchy as of December 31, 2024. The Company uses an income approach, market approach, or a combination thereof to value each of these investments. Establishing fair values for these Level 3 investments is inherently subjective and dependent upon significant unobservable inputs and assumptions.
We identified the evaluation of the fair value measurements for certain Level 3 investments as a critical audit matter. Complex auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to evaluate certain assumptions used in the Company’s determination of the fair value measurements. Specifically, for investments that used the income approach, the assumptions included the capitalization rates, market rent, discount rates, and discount applied to net asset value. For investments that used the market approach, the assumptions included the discount applied to net asset value.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls used in the fair value measurements process, including controls related to the assumptions described above. We involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the capitalization rates and discount rates by comparing them against ranges that were independently developed using publicly available market data for comparable properties
•assessing the appropriateness of the market rent assumptions by comparing them to comparable transactions and current listings of comparable properties
•determining the appropriateness of the discount applied to net asset value by comparing it to industry data available for comparable publicly traded companies
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Dallas, Texas
March 31, 2025

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	December 31, 2024	December 31, 2023
ASSETS
Consolidated Real Estate Investments
Land	$62,227	$47,708
Buildings and improvements	312,200	206,213
Intangible lease assets	10,979	10,979
Construction in progress	24,689	19,177
Furniture, fixtures, and equipment	10,124	362
Right-of-use assets ($712 and $0 with related parties, respectively)	2,176	—
Total Gross Consolidated Real Estate Investments	422,395	284,439
Accumulated depreciation and amortization	(35,002)	(20,525)
Total Net Consolidated Real Estate Investments	387,393	263,914
Real estate held for sale	29,890	—
Total Net Real Estate Investments	417,283	263,914
Investments, at fair value ($493,909 and $533,065 with related parties, respectively)	643,432	691,238
Equity method investments ($407 and $7,079 with related parties, respectively)	54,429	66,263
Investments in DSTs ($30,559 and $0, with related parties, respectively)	30,559	—
Cash and cash equivalents	8,791	20,608
Restricted cash	40,110	32,561
Accounts receivable, net	4,463	4,347
Prepaid and other assets ($7,315 and $3,586 with related parties, respectively)	17,500	10,431
Accrued interest and dividends	5,495	6,078
Interest rate caps	159	—
Deferred tax asset, net	2,618	2,896
Total Assets	$1,224,839	$1,098,336

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net ($10,000 and $0 with related parties, respectively)	$261,945	$142,186
Notes payable, net ($66,731 and $20,000 with related parties, respectively)	90,888	52,919
Prime brokerage borrowing	1,222	1,782
Accounts payable and other accrued liabilities	22,739	8,633
Income tax payable	255	356
Accrued real estate taxes payable	226	231
Accrued interest payable	8,724	1,398
Security deposit liability	389	422
Prepaid rents	1,053	768
Intangible lease liabilities, net	3,139	4,567
Lease liability ($721 and $0 with related parties, respectively)	721	—
Total Liabilities	391,301	213,262

Equity:
Shareholders' Equity
Series A Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 42,679,569 and 38,389,600 shares issued and outstanding, respectively	43	38
Additional paid-in capital	1,039,280	1,011,613
Accumulated earnings (loss)	(202,818)	(126,580)
Total Shareholders' Equity	836,508	885,074
Noncontrolling interests	(2,970)	—
Total Equity	833,538	885,074
TOTAL LIABILITIES AND EQUITY	$1,224,839	$1,098,336
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the Year Ended December 31
	2024	2023
Revenues
Rental income ($271 and $222, with related parties, respectively)	$15,678	$20,309
Rooms	24,902	—
Food and beverage	2,200	—
Interest income ($2,600 and $2,514 with related parties, respectively)	7,216	7,029
Dividend income ($28,528 and $26,103 with related parties, respectively)	29,430	35,638
Other income	3,796	308
Total revenues	83,222	63,284
Expenses
Property operating expenses ($260 and $0 with related parties, respectively)	22,255	7,489
Property management fees ($734 and $726 with related parties, respectively)	1,491	726
Real estate taxes and insurance	6,544	4,377
Advisory and administrative fees	14,165	11,740
Property general and administrative expenses ($271 and $222 with related parties, respectively)	7,405	4,250
Corporate general and administrative expenses	12,803	7,981
Conversion expenses	—	1,203
Depreciation and amortization	15,600	13,937
Impairment loss	7,110	—
Total expenses	87,373	51,703
Operating income (loss)	(4,151)	11,581
Interest expense	(28,352)	(15,902)
Equity in income (losses) of unconsolidated equity method ventures ($649 and $624 with related parties, respectively)	129	(306)
Change in unrealized gains (losses) ($(18,829) and $(112,717) with related parties, respectively)	(1,348)	(108,249)
Realized gains (losses) ($339 and $0 with related parties, respectively)	(21,479)	(1,634)
Net income (loss) before income taxes	(55,201)	(114,510)
Income tax expense	(1,372)	(2,731)
Net loss	(56,573)	(117,241)
Net (income) loss attributable to preferred shareholders	(4,619)	(4,619)
Net (income) loss attributable to noncontrolling interests	9,843	—
Net loss attributable to common shareholders	$(51,349)	$(121,860)

Weighted average common shares outstanding - basic	40,229	37,334
Weighted average common shares outstanding - diluted	40,229	37,334

Loss per share - basic	$(1.28)	$(3.26)
Loss per share - diluted	$(1.28)	$(3.26)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Total
Year Ended December 31, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$—	$885,074
Noncontrolling interests from NHT Acquisition	—	—	—	—	—	—	6,873	6,873
Stock-based compensation expense	—	—	145,433	—	2,808	—	—	2,808
Shares issued to Adviser for admin and advisory fees	—	—	867,627	1	5,544	—	—	5,545
Net loss attributable to common shareholders	—	—	—	—	—	(51,349)	—	(51,349)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(9,843)	(9,843)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	4,619	—	4,619
Common share distributions declared ($0.60 per share)	—	—	3,276,909	4	19,315	(24,889)	—	(5,570)
Series A preferred share distributions declared ($1.3750 per share)	—	—	—	—	—	(4,619)	—	(4,619)
Balances, December 31, 2024	3,359,593	$3	42,679,569	$43	$1,039,280	$(202,818)	$(2,970)	$833,538

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Year Ended December 31, 2023	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2022	3,359,593	$3	37,171,807	$37	$999,845	$17,947	$1,017,832
Stock-based compensation expense	—	—	—	—	1,344	—	1,344
Shares issued to Adviser for admin and advisory fees	—	—	145,620	—	1,431	—	1,431
Net loss attributable to common shareholders	—	—	—	—	—	(121,860)	(121,860)
Net income attributable to preferred shareholders	—	—	—	—	—	4,619	4,619
Common share distributions declared ($0.60 per share)	—	—	1,072,173	1	8,993	(22,667)	(13,673)
Series A preferred shares distributions declared ($1.3750 per share)	—	—	—	—	—	(4,619)	(4,619)
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$885,074
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(56,573)	$(117,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,600	13,937
Amortization of intangible lease assets and liabilities	(1,018)	(1,217)
Amortization of deferred financing costs	696	776
Amortization of fair value adjustment of assumed debt	1,140	—
Paid-in-kind interest ($(5,845) and $(1,893) with related parties, respectively)	(10,089)	(5,952)
Proceeds from paid-in-kind interest	2,517	3,730
Net cash received on derivative settlements	932	—
Realized loss	21,479	1,634
Net change in unrealized (gain) loss on investments held at fair value ($18,829 and $112,717 with related parties, respectively)	1,348	108,249
Unrealized (gain) loss on interest rate derivatives	(27)	—
Impairment loss	7,110	—
Equity in (income) losses of unconsolidated ventures ($(649) and $624 with related parties, respectively)	(129)	306
Distributions of earnings from unconsolidated ventures ($761 and $817 with related parties, respectively)	5,403	4,087
Stock-based compensation expense	3,010	1,344
Cash paid for life settlement premiums	—	(3,355)
Equity security dividends reinvested ($(5,459) and $(5,529) with related parties, respectively)	(5,476)	(5,529)
Deferred tax (benefit) expense	278	(648)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	(101)	(10,364)
Real estate taxes payable	(523)	(23)
Operating assets	(3,246)	(9,077)
Operating liabilities	6,004	(4,923)
Net cash used in operating activities	(11,665)	(24,266)

Cash flows from investing activities
Proceeds from asset redemptions ($19,136 and $4,000 with related parties, respectively)	22,701	13,759
Distributions from CLO investments	1,266	9,170
Proceeds from sale of investments	2,438	16,512
Net cash acquired in acquisition of NexPoint Hospitality Trust	42,749	—
Purchases of investments ($(34,787) and $(5,984) with related parties, respectively)	(34,907)	(5,984)
Additions to consolidated real estate investments	(8,273)	(10,474)
Proceeds from life settlement policy maturities	—	3,000
Cash outflow from deconsolidation of investment	—	(3,993)
Net cash provided by investing activities	25,974	21,990

Cash flows from financing activities
Proceeds received from notes payable	—	39,000
Mortgage proceeds received ($9,900 and $0 with related parties, respectively)	9,900	—
Mortgage payments	(4,777)	(2,364)
Prime brokerage borrowing	341	11,919
Credit facilities payments	(12,915)	(10,000)
Prime brokerage payments	(901)	(12,761)
Deferred financing costs paid	(463)	(971)
Payments for taxes related to net share settlement of stock-based compensation	(202)	—
Distributions paid to Series A preferred shareholders	(4,619)	(4,619)
Distributions paid to common shareholders	(4,941)	(13,408)
Net cash provided by (used in) financing activities	(18,577)	6,796

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,268)	4,520
Cash, cash equivalents and restricted cash, beginning of year	53,169	48,649
Cash, cash equivalents and restricted cash, end of year	$48,901	$53,169

Supplemental Disclosure of Cash Flow Information
Interest paid	$19,886	$15,619
Income tax paid	$2,640	$13,737
Supplemental Disclosure of Noncash Activities
Non-cash distribution payment	$19,319	$8,994
Fair value assets acquired from the sale of consolidated investments*	$—	$68,500
Non-cash advisory fee payment	$5,545	$1,431
Increase in dividends payable upon vesting of restricted stock units	$628	$265
Real estate investments assumed in acquisition of NexPoint Hospitality Trust	$(167,624)	$—
DST investments assumed in acquisition of NexPoint Hospitality Trust	$(5,000)	$—
Interest rate caps assumed in acquisition of NexPoint Hospitality Trust	$(1,064)	$—
Notes payable assumed in acquisition of NexPoint Hospitality Trust	$50,694	$—
Mortgages payable assumed in acquisition of NexPoint Hospitality Trust	$114,640	$—
Right of use assets assumed in acquisition of NexPoint Hospitality Trust	$(1,465)	$—
Accrued interest payable assumed in acquisition of NexPoint Hospitality Trust	$6,353	$—
Noncontrolling interests assumed in acquisition of NexPoint Hospitality Trust	$6,873	$—
Deconsolidated investments at fair value from the acquisition of NexPoint Hospitality Trust	$24,981	$—
Accounts receivable and other assets assumed in acquisition of NexPoint Hospitality Trust	$(1,305)	$—
Prepaid assets and other assets assumed in acquisition of NexPoint Hospitality Trust	$(1,492)	$—
Accounts payable and other liabilities assumed in acquisition of NexPoint Hospitality Trust	$14,276	$—
Real estate taxes payable assumed in acquisition of NexPoint Hospitality Trust	$1,233	$—
Change in capitalized construction costs included in accounts payable and other accrued liabilities	$698	$723
Adjustment to Life Insurance Policies, at fair value, on deconsolidation of entity	$—	$(62,484)
Adjustment to accounts receivable on deconsolidation of entity	$—	$(2,023)
*For more information about this transaction, refer to Note 11. Life Settlement Portfolio
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of December 31, 2024, there were 2,000 partnership units of the OP (the “OP Units”) outstanding, of which 100.0% were owned by the Company.
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
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023 and July 22, 2024 (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of December 31, 2024. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
2. Asset Acquisition
NHT Acquisition
On April 10, 2024, NexPoint Real Estate Partners, LLC (“NREP”), an entity advised by an affiliate of the Adviser, and Highland Capital Management, L.P. (“Highland”), a third party, entered into a Purchase Agreement ("Purchase Agreement") whereby Highland agreed to sell, among other things, 2,176,257 NHT Units to NREP. The Purchase Agreement was funded in part by cash of $0.8 million provided to NREP by the Company that was allocated for the sale of the NHT Units. Then on April 19, 2024, the Company, NexPoint Real Estate Opportunities, LLC ("NREO"), a wholly owned subsidiary of the Company, and NREP entered into an Assignment of Interests Agreement whereby NREP distributed, assigned, conveyed, transferred, set over, and delivered to NREO its right to purchase the NHT Units under the Purchase Agreement and all of its rights, title and interest in, to and under the NHT Units, including all voting, consent and financial rights, free and clear of all liens and encumbrances (the “NHT Acquisition”). As a result, the Company owned 53.65% of the outstanding NHT Units and was determined to hold the controlling financial interest in NHT and as a result consolidated NHT. The NHT Acquisition was accounted for as an asset acquisition under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations.
Because the Company did not wholly own NHT following the NHT Acquisition, the Company recognized a noncontrolling interest (“NCI”) of $6.9 million, which was recorded at fair value when the controlling financial interest was acquired. The Company also recorded an unrealized gain on its previously held interest in NHT of $3.9 million.
On November 22, 2024, the Company announced that it had entered into an Agreement and Plan of Merger pursuant to which it would acquire the remaining outstanding NHT Units in a merger transaction (the “NHT Merger”) for approximately $5.7 million, to be paid principally in common shares of the Company, with limited partnership interests of the OP paid for the equity interests of NHT Operating Partnership, LLC (“NHT OP”). On February 21, 2025, NHT’s unitholders voted to approve the NHT Merger. The NHT Merger is expected to close in the second quarter of 2025.
The accumulated cost of the acquisition was allocated to the acquired assets and liabilities based on their relative fair values as follows (in thousands):

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
3. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements have been prepared according to the rules and regulations of the SEC.
In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2024 and December 31, 2023, and results of operations for the years ended December 31, 2024 and 2023 have been included. Such adjustments are normal and recurring in nature.
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

Income Taxes
I.U.S REIT Status
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
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2024, the Company believes it is in compliance with all applicable REIT requirements.
As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. A reconciliation of the deferred tax asset (liability) for the periods indicated is as follows (in thousands):

	As of December 31,
	2024				2023
	NHF TRS	NREO TRS	NHT TRSs	Combined	NHF TRS	NREO TRS	Combined
Deferred Tax Assets	$14,942	$290	$6,561	$21,793	$19,384	$441	$19,825
Valuation Allowance	(10,487)	—	(6,535)	(17,022)	(14,896)	—	(14,896)
Deferred Tax Liability	—	(2,127)	(26)	(2,153)	—	(2,033)	(2,033)
Deferred Tax Asset (Liability), net of Valuation Allowance	$4,455	$(1,837)	$—	$2,618	$4,488	$(1,592)	$2,896
The Company’s tax provision for annual periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the year ended December 31, 2024 and 2023 were (2.49)% and (2.38)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
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
The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2024 and 2023. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the years ended December 31, 2024 and 2023.

A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows (in thousands):

	For the Year Ended December 31,
	2024		2023
Expected tax at statutory rate	$(11,592)	21.0%	$(24,047)	21.0%
Non-taxable REIT income	10,838	-19.6%	27,426	-24.0%
Change in valuation allowance	2,126	-3.9%	(648)	0.6%
Total provision	$1,372	-2.5%	$2,731	-2.4%
II.Canadian mutual fund status
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

Deferred Tax Assets
As of December 31, 2024, significant components of the net deferred tax assets (“DTA”) of the Company’s TRSs were as follows (in thousands):

	Deferred Tax Asset as of December 31, 2024	Deferred Tax Asset as of December 31, 2023
Capital loss carryover from prior year	$137	$137
Capital loss carryover to be utilized in current year	—	—
Net operating loss carryover from prior year	298	442
Net operating loss carryover to be utilized in current year	(145)	(138)
Unrealized tax loss on investments	21,503	19,384
Total deferred tax assets	$21,793	$19,825
Valuation allowance	(17,022)	(14,896)
Deferred tax liability	(2,153)	(2,033)
Net deferred tax asset	$2,618	$2,896

The Company may not offset tax assets or liabilities from one TRS with those of another TRS. NHF TRS, LLC, one of the Company's TRSs, is estimated to generate a net taxable capital loss of $7.9 million for the year ended December 31, 2024 and generated a net taxable capital gain of $10.9 million for the year ended December 31, 2023. The Company believes it is more likely than not that it will be able to harvest capital losses within this TRS during the three succeeding taxable years to be eligible for a capital loss carryback refund claim and has therefore not applied a valuation allowance to the extent of the expected future refund claim. As such, the Company has recorded a valuation allowance of $10.5 million and $14.9 million as of December 31, 2024 and 2023, respectively, against the Company’s gross deferred tax assets to arrive at a net DTA of $4.5 million and $4.5 million as of December 31, 2024 and 2023, respectively, to reflect the expected tax benefit associated with the unrealized tax losses at this TRS. NREO TRS, LLC ("NREO TRS") has an estimated net operating loss balance of $0.7 million as of December 31, 2024 that does not have an expiration date as well as an estimated $0.7 million capital loss balance as of December 31, 2024 that will expire if not utilized within the succeeding three taxable years. The Company believes that it will be able to fully utilize the tax assets from NREO TRS and has not therefore applied a valuation allowance to the $0.3 million DTA generated by this TRS. NREO TRS, one of the Company's TRSs, had an estimated net operating loss balance of $1.4 million as of December 31, 2023 that does not have an expiration date as well as an estimated $0.7 million capital loss balance as of December 31, 2023, that will expire if not utilized within the succeeding four taxable years.

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

Income Recognition
Rental Income – The Company has made several investments in direct real estate. The primary operations of these direct real estate investments consist of rental income earned from its tenants under lease agreements. Rental income is recognized on the straight-line method over the related terms of the leases. Tenant and resident reimbursements and other income consist of charges billed to tenants for utilities, administrative, application and other fees and are recognized when earned which is included in rental income in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Realized Gain (Loss) on Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statement of Operations with respect to the investment sold at the time of the sale.
Unrealized Gain (Loss) on Investments – Unrealized gains and losses represent changes in fair value for equity method investments, CLO equity investments, bonds, common stock, convertible notes, LLC interests, LP interests, rights and warrants, and senior loans for which the fair value option has been elected.
Hotel Revenue Recognition
The Company generally recognizes revenue in accordance with ASC 606, Revenue From Contracts with Customers, which requires five steps to evaluate revenue recognition: (i) identify the contract(s) with a customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
Rooms revenue is recognized over the length of a customer’s hotel stay.
Food and beverage (“F&B”) revenue generally consists of goods and ancillary service charges the customer separately chooses to purchase and are recognized generally when the goods or services are provided to the customer.
Expense Recognition
Interest expense - Interest expense in accordance with the Company’s financing agreements, is recorded on the accrual basis.

Property operating expenses - Property operating expenses include property maintenance costs, salary and employee benefit costs, utilities, casualty-related expenses and recoveries and other property operating costs.

Property management fees - Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 14 to our consolidated financial statements) and other property managers for managing the day-to-day operations of our hotels.
Real estate taxes and insurance - Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property. Insurance includes the cost of commercial, general liability, and other needed insurance for each property.
Advisory and administrative fees - Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement (see Note 14).
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
Investments that qualify for the equity method of accounting – Under the equity method of accounting, the Company initially recognizes its investment at cost and subsequently adjusts the carrying amount of the investments for its share of earnings and losses reported by the investee, distributions received, and other-than-temporary impairments. The Company has elected the fair value option for several of its investments that would otherwise be accounted for under the equity method (See Note 8). Distributions from these investments are accounted for as Interest and Dividend income and mark-to-market gains and losses are included in Change in Unrealized Gains/(Losses) on the consolidated Statement of Operations. For more information about the Company’s investments accounted for under the equity method, refer to Note 8 – Equity Method Investments. The Company has elected for certain of the equity method investments to be measured using fair value. Summarized financial information for significant equity method investments, as determined in accordance with Rule 8-03(b)(3) of Regulation S-X, for which results are not available on a timely basis, are reported on a three-month lag.

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
Investments in privately held entities that do not report NAV per share – Investments in privately held entities that do not report NAV per share are accounted for using a valuation technique described further in Note 9 - Fair Value of Financial Instruments.

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

Valuation of Investments
As of December 31, 2024 and 2023, the Company’s fair valued investments consisted of senior loans, corporate bonds, collateralized loan obligations ("CLOs"), convertible notes, common stocks, rights, warrants, LP interests and LLC interests. The fair value of the Company’s senior loans, bonds, and CLOs are generally based on quotes received from brokers or independent pricing services. Senior loans, bonds, and CLOs with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Senior loans, bonds, and CLOs that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. The Company has elected for certain of the equity method investments to be measured using fair value. The Company has elected for all debt instruments to be measured using fair value.
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
Lessees classify leases as either finance or operating leases. A lease is classified as a finance lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for finance lease classification is met. The Company has one finance lease related to the Bradenton Hampton Inn & Suites, and one operating lease related to HUB Research Triangle Park, which are included in “Right-of-use assets” on the Consolidated Balance Sheets.
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
Operating Real Estate Investments
Real estate assets, including land, buildings, improvements, furniture, fixtures and equipment, and intangible lease assets are stated at historical cost less accumulated depreciation and amortization. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. Expenditures for improvements, renovations, and replacements are capitalized at cost. Real estate-related depreciation and amortization are computed on a straight-line basis generally over the estimated useful lives as described in the following table:

	Years
Land	Not depreciated
Buildings	30	-	40
Improvements	3	-	20
Furniture, fixtures, and equipment	3	-	7
Intangible lease assets and liabilities	Over lease term
Construction in progress includes the cost of renovation projects being performed at the various properties. Once a project is complete, the historical cost of the renovation is placed into service in one of the categories above depending on the type of renovation project and is depreciated over the estimated useful lives as described in the table above.

Impairment
Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. For the year ended December 31, 2024, the Company recorded approximately $5.2 million of impairment loss on real estate held and used, which is included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not record any impairment charges for the year ended December 31, 2023.
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2024 and December 31, 2023, there were three and zero properties classified as held for sale, respectively. In addition to the net real estate assets, the consolidated balance sheets also includes approximately $0.1 million and $0 million of accounts receivable and prepaid and other assets, and approximately $0.8 million and $0 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of December 31, 2024 and December 31, 2023, respectively. For the year ended December 31, 2024, the Company recorded approximately $1.9 million of losses on real estate held for sale, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not record any losses for the year ended December 31, 2023.
Segment Reporting
We adopted ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the GAAP disclosure requirements for interim periods. The ASU 2023-07 also explicitly requires public entities with a single reportable segment to provide all segment disclosures under GAAP. The Company identifies and discloses its reporting segment(s) in accordance with ASC 280, Segment Reporting. In applying this guidance, the Company first identifies its operating segment(s) from the component(s) where: (1) it engages in business activities from which it may recognize revenue and incur expenses, (2) its operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (3) its discrete financial information is available. Reportable segments are generally those operating segments that meet certain quantitative thresholds. The Company has determined it has two reportable segments: NXDT and NHT.
Recent Accounting Pronouncements
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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and should be applied prospectively, with the option to apply retrospectively. The Company is currently evaluating the impact of adopting the amendments on its disclosures.
4. Investments in Real Estate Subsidiaries
The Company conducts its operations through the OP and NHT OP, which collectively own several real estate properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any VIEs where it is the primary beneficiary. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.
As of December 31, 2024, the Company, through the OP, owned eleven properties through SPEs, including four in the NXDT segment, and seven in the NHT segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of December 31, 2024 and December 31, 2023:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		December 31, 2024	December 31, 2023
White Rock Center		Dallas, Texas	2013		100%	100%
5916 W Loop 289		Lubbock, Texas	2013		100%	100%
Cityplace		Dallas, Texas	2018		100%	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%	100%
Dallas Hilton Garden Inn	(2)	Dallas, Texas	2014	(3)	54%	N/A
Addison Property	(2) (4)	Addison, Texas	2017	(3)	54%	N/A
Plano Homewood Suites	(2) (4)	Plano, Texas	2017	(3)	54%	N/A
Las Colinas Homewood Suites	(2) (4)	Las Colinas, Texas	2017	(3)	54%	N/A
St. Petersburg Marriott	(2)	St. Petersburg, Florida	2018	(3)	54%	N/A
Hyatt Place Park City	(2)	Park City, Utah	2022	(3)	54%	N/A
Bradenton Hampton Inn & Suites	(2)	Bradenton, Florida	2022	(3)	54%	N/A

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2) NHT owns 100% of the properties, and NXDT owns approximately 54% of NHT.
(3) Reflects the date NHT or its predecessor acquired the property.
(4) Property classified as held for sale as of December 31, 2024.

5. Consolidated Real Estate Investments
As of December 31, 2024, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheet, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of use assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,568	$1,921	$(101)	$—	$—	$13	$13,716
5916 W Loop 289	1,081	2,938	—	—	—	—	—	4,019
Cityplace Tower	18,812	195,408	9,058	(6,669)	—	19,053	356	236,018
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,116	24,631	—	—	—	96	1,475	30,318
St. Petersburg Marriott	5,829	33,715	—	—	—	3,951	2,301	45,796
Hyatt Place Park City	3,737	19,876	—	—	—	877	3,146	27,636
Bradenton Hampton Inn & Suites	837	25,064	—	—	1,465	712	2,833	30,911
HUB Research Triangle Park	—	—	—	—	711	—	—	711
Accumulated depreciation and amortization	—	(25,230)	(8,353)	3,631	(29)	—	(1,390)	(31,371)
Total Operating Properties	$62,227	$286,970	$2,626	$(3,139)	$2,147	$24,689	$8,734	$384,254

Held for Sale Properties
Plano Homewood Suites	$2,106	$5,394	$—	$—	$—	$28	$738	$8,266
Las Colinas Homewood Suites	2,292	10,153	—	—	—	313	1,004	13,762
Addison Property	2,351	4,577	—	—	—	518	804	8,250
Accumulated depreciation and amortization	—	(218)	—	—	—	—	(170)	(388)
Total Held for Sale Properties	$6,749	$19,906	$—	$—	$—	$859	$2,376	$29,890

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
Depreciation expense was $13.6 million for the year ended December 31, 2024 and $9.4 million for the year ended December 31, 2023. Amortization expense related to the Company’s intangible lease assets was $1.6 million for the year ended December 31, 2024 and $3.9 million for the year ended December 31, 2023. Amortization expense related to the Company's intangible lease liabilities was $1.4 million for the year ended December 31, 2024 and $1.5 million for the year ended December 31, 2023. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $1.0 million for the year ended December 31, 2024 and $1.2 million for the year ended December 31, 2023.

Acquisitions
During the year ended December 31, 2024, as a result of the NHT Acquisition, the Company consolidated the following properties: Dallas Hilton Garden Inn, Addison Property, Plano Homewood Suites, Las Colinas Homewood Suites, St. Petersburg Marriott, Hyatt Place Park City, Bradenton Hampton Inn & Suites. There were no acquisitions by the Company for the year ended December 31, 2023.
6. Debt
The following table contains summary information of the Company’s debt as of December 31, 2024 and December 31, 2023 (dollars in thousands):

		Outstanding principal as of
Description	Type	December 31, 2024	December 31, 2023		Interest Rate	Maturity Date (8)
Mortgages Payable
CityPlace Note A-1 (1)	Floating	$99,435	$101,115		6.85%	3/7/2025
CityPlace Note A-2 (1)	Floating	12,517	12,729		6.85%	3/7/2025
CityPlace Note B-1 (1)	Floating	21,751	22,119		10.85%	3/7/2025
CityPlace Note B-2 (1)	Floating	2,738	2,784		10.85%	3/7/2025
CityPlace Mezz Note-1 (1)	Floating	3,107	3,160		10.85%	3/7/2025
CityPlace Mezz Note-2 (1)	Floating	391	398		10.85%	3/7/2025
NHT - Note A Loan (2)	Floating	50,188	—	(7)	6.33%	3/8/2025
NHT - Note B Loan (2)	Floating	24,165	—	(7)	10.79%	3/8/2025
NHT - PC & B Loan (3)	Floating	37,875	—	(7)	6.70%	2/5/2025
White Rock Center (4)	Fixed	10,000	—	(7)	10.00%	8/2/2029
Notes Payable
Dominion Note	Floating	13,250	13,250		7.50%	8/8/2025
Raymond James Loan	Floating	11,000	20,000		8.80%	10/6/2025
NexBank Revolver (5)	Floating	16,485	20,000		8.03%	5/21/2025
Convertible Notes Due to Affiliates	Fixed	57,986	—	(7)	2.25% - 7.50%	2/14/2027 - 9/30/2042
Prime Brokerage Borrowing
Jefferies Line of Credit	Floating	1,222	1,782		4.83%	N/A (9)
Total Debt		$362,110	$197,337
Fair market value adjustment, net of accumulated amortization (6)		(7,740)	—
Deferred financing costs		(315)	(450)
		$354,055	$196,887

(1)	This debt is secured by the following property: CityPlace.
(2)	This debt is secured by the following properties: HGI Property, Addison Property, Plano Homewood Suites, Las Colinas Homewood Suites and the St. Pete Property.
(3)	This debt is secured by the following properties: Park City and Bradenton.
(4)	This debt is secured by the following property: White Rock Center.
(5)	This debt is secured by the following property and investments: 5916 W Loop 289 and IQHQ, LP interests.

(6)	The Company recorded a valuation adjustment of the Convertible Notes Due to Affiliates upon the consolidation of NHT to adjust for the difference between the fair value and the outstanding principal amount of the debt. The difference is amortized into interest expense.
(7)	This debt was not consolidated as of December 31, 2023.
(8)	See Note 18 for additional information regarding the maturity date of the loans.
(9)	This debt balance has no stated maturity date.
Cityplace Debt
The Company has debt on Cityplace pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. The debt had an original maturity of September 8, 2022, and the Company deferred the maturity date with the lender to May 8, 2023, with the possibility to extend for an additional four months to September 8, 2023 provided certain metrics were met. On May 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by four months to September 8, 2023. Also on May 8, 2023, the parties to the Loan Agreement agreed to convert the index upon which the interest rate is based to the one-month secured overnight financing rate ("SOFR") effective as of the first interest period beginning on or after May 8, 2023. On September 8, 2023, the lender agreed to defer the maturity of the Cityplace debt by six months to March 8, 2024. On March 8, 2024, the lender agreed to defer the maturity of the Cityplace debt by twelve months to March 7, 2025. The debt restructuring per the terms of the Thirteenth Omnibus Amendment Agreement was considered a debt modification. Management is currently engaged in discussions with the lender regarding the extension of the maturity date of the Cityplace debt. Management can give no assurance that the lender will agree to such an extension. While the lender has not yet demanded payment of the Cityplace indebtedness, management can give no assurance that it will not exercise its right to do so or exercise its other remedies under the credit agreement, including foreclosing on Cityplace.
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 7.65% as of December 31, 2024 and 8.53% as of December 31, 2023. The one-month SOFR was 4.33% as of December 31, 2024 and 5.35% as of December 31, 2023.
The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2024, the Company believes it is in compliance with all such covenants.
White Rock Center Debt
On August 2, 2024, the Company, through Freedom LHV, LLC (“Freedom LHV”), an indirect subsidiary of the Company, borrowed approximately $10.0 million from The Ohio State Life Insurance Company (“OSL”). The note bears interest at an annual fixed rate of 10.0% and matures on August 2, 2029. The debt is secured by certain real property held by Freedom LHV and is guaranteed by the Company.
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
Mortgages Payable, NHT
On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP ("ACORE"). The Note A Loan and Note B Loan are secured by the HGI Property, Addison Property, Plano Homewood Suites, Las Colinas Homewood Suites and the St. Pete Property. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on March 8, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on March 8, 2025. See Note 18 for a discussion of the extension of the maturity dates of the Note A Loan and Note B Loan. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition. As of December 31, 2024, the Note A Loan and the Note B Loan had an

outstanding balance of $50.2 million and $24.2 million and effective interest rates of 6.33% and 10.79%, respectively. For the year ended December 31, 2024, NHT paid $2.8 million and $2.2 million in interest on the Note A Loan and the Note B Loan, respectively.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. The PC & B Loan principal amount reflected its fair value on the date of the NHT Acquisition. The outstanding balance on the PC & B Loan as of December 31, 2024 was $37.9 million, with $1.4 million available to draw on for renovation purposes as of December 31, 2024. See Note 18 for a discussion of the extension of the maturity dates of the PC & B Loan.
The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require NHT to comply with affirmative and negative covenants. As of December 31, 2024, NHT OP, the guarantor of certain obligations under the PC & B Loan documents, was not in compliance with the PC & B Loan covenants related to the minimum net worth and the minimum liquid assets. AREEIF Lender, LLC, the lender under the PC & B Loan has not granted a waiver for the covenant violations as of December 31, 2024.
Notes Payable, NHT
The NHT OP also entered into several convertible notes with affiliates of the NHT Adviser (as defined in Note 14) since January 8, 2019. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance, with the earliest maturing on February 14, 2027 and the latest maturing on September 30, 2042. For $3.6 million of the notes, the principal and interest is convertible into NHT OP Class B Units (at the option of their respective holder) at the market price of the NHT Units at the time of conversion any time during the term of the note. For $38.0 million of the notes, the principal of the notes is convertible into NHT OP Class B Units, at prices ranging from $1.60 to $2.50 for a period of five years from its date of issuance (with the expiration of conversion rights ranging from June 25, 2026 to September 30, 2027). One note issued to Highland Global Allocation Fund in the amount of $8.5 million is not convertible into NHT OP Class B Units. On October 30, 2023, the TSX Venture Exchange (the "TSXV") approved the issuance of up to 21,075,012 NHT Units in connection with the redemption of NHT OP Class B Units issued to a holder of notes on conversion of the $38.0 million of notes. With respect to the $3.6 million of notes convertible on the basis of the market price of the NHT Units at the time of the conversion, any issuance of NHT Units in connection with a redemption of NHT OP Class B Units received by holders on a conversion of such notes is subject to the prior approval of the TSXV. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of December 31, 2024, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $50.2 million.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and amended the credit limit to $20.0 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. During the year ended December 31, 2024, the Company paid down $9.0 million on the Credit Facility. As of December 31, 2024, the Credit Facility had an outstanding balance of $11.0 million and bore interest at the one-month SOFR plus 4.25%.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, a maturity date of May 21, 2024 and the option to extend the maturity two times by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. During the year ended December 31, 2024, the Company paid down $3.5 million on the NexBank Revolver. As of

December 31, 2024, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2025. As of December 31, 2024, the NexBank Revolver had an outstanding balance of $16.5 million.
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
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of December 31, 2024, the Company had a margin balance of approximately $1.2 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $12.7 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2024 are as follows (in thousands):

	Mortgages Payable	Credit Facilities	Notes Payable	Prime Brokerage Borrowing	Total
2025	$252,167	$27,485	$13,250	$—	$292,902
2026	—	—	—	—	—
2027	—	—	20,500	—	20,500
2028	—	—	—	—	—
2029	10,000	—	—	—	10,000
Thereafter	—	—	37,486	1,222	38,708
Total	$262,167	$27,485	$71,236	$1,222	$362,110

7. Variable Interest Entities
As of December 31, 2024, and 2023, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

Entities	Instrument	Asset Type	Percentage Ownership as of December 31, 2024		Percentage Ownership as of December 31, 2023	Relationship as of December 31, 2024	Relationship as of December 31, 2023
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%		52.9%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.5%		30.0%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		16.4%	VIE	VIE
Life Sciences II DST	DST investment	Life science	25.8%		N/A	VIE	N/A
Semiconductor DST	DST investment	Industrial	16.8%		N/A	VIE	N/A
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		N/A	VIE	N/A
IQHQ Holdings, LP	LP interest	Life science	1.2%		1.3%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%		15.6%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.4%		11.2%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		30.8%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	100.0%	(1)	100.0%	VIE	VIE
(1) The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc. ("NHI"), but it does not own any of the outstanding common stock of NHI.
The maximum exposure to loss of value for the VIE investments includes both the carrying value of each investment, as presented in the tables in Note 8 and 10, and the Company’s exposure through additional arrangements. The Company has provided guarantees on certain debt obligations of some of the VIEs, see Note 15 for further details.
Consolidated VIEs
The Company did not have any consolidated VIEs as of December 31, 2024 and December 31, 2023.

8. Equity Method Investments
Below is a summary of the Company’s equity method investments as of December 31, 2024 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$10,055	$(9,590)	$19,645	$70
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	18,081	14,970	3,111	(155)
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,321	12,321	—	10
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(8)	13,565	10,488	3,077	1,414
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		407	1,717	(1,310)	126
					$54,429	$29,906	$24,523	$1,465
Below is a summary of the Company's investments as of December 31, 2024 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(6)	$76,396
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.0%	(6)	32,949
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—
Haygood, LLC	LLC interest	N/A	31.0%	(7)	—
LLV Holdco, LLC	LLC interest	Land	26.8%		2,606
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%	(6)	62,709
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.5%		34,172
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.4%	(6)	151,706
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		37,953
					$398,491

Below is a summary of the Company’s equity method investments as of December 31, 2023 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$11,458	$(9,590)	$21,048	$—
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	23,158	17,581	5,577	(426)
SFR WLIF III, LLC	LLC interest	Single-family rental	20.0%		7,079	7,241	(162)	555
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,312	12,312	—	—
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,256	10,488	1,768	1,441
					$66,263	$38,032	$28,231	$1,570
Below is a summary of the Company's investments as of December 31, 2023 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(6)	$76,688
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.0%	(6)	33,075
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.2%	(6)	146,516
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.9%	(3)	68,187
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	30.0%		37,157
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—
Haygood, LLC	LLC interest	N/A	31.0%	(7)	—
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		49,383
NexPoint Hospitality Trust	Common stock	Hospitality	46.2%		4,886
LLV Holdco, LLC	LLC interest	Land	26.8%		2,242
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
(6)The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of the investee or its parent and as such, accounts for the investee using the equity method.
(7)The Company has a 31% non-controlling interest in Haygood, LLC, (“Haygood”). The Company has determined it is not the primary beneficiary and does not consolidate this entity.
(8)The Company owns less than 20% of the investee but has significant influence due to the legal nature of a partnership that implies an inherent right to influence the operating and financial policies of the partnership.

Significant Equity Method Investments
For its annual reporting, the Company assesses and presents summarized financial information for its significant equity method investments in accordance with Rule 8-03(b)(3) of Regulation S-X. Beginning with its annual reporting for fiscal year ended December 31, 2023, the Company elected to report the financial information on a three-month lag, to align with the availability of investee financials. NexPoint Real Estate Finance, Inc. ("NREF"), VineBrook Homes Trust, Inc. ("VineBrook") and NexPoint Storage Partners, Inc. (“NSP”) do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities.
The table below presents summarized statement of operations for the nine months ended September 30, 2024 for the Company’s equity method investments (dollars in thousands):

	NREF	VineBrook	NSP	Other	Total

Revenues
Rental income	$6,316	$268,115	$89,686	$8,422	$372,539
Net interest income	6,444	—	1,477	3,344	11,265
Other income	728	4,571	4,687	48,066	58,052
Total revenues	13,488	272,686	95,850	59,832	441,856

Expenses
Total expenses	27,664	393,196	99,135	20,263	540,258

Gain (loss) on sales of real estate	—	(19,773)	621	—	(19,152)
Other income (expense)	34,982	1,485	(81,743)	(17,872)	(63,148)
Unrealized gain (loss) on derivatives	—	(18,055)	—	—	(18,055)
Total comprehensive income (loss)	$20,806	$(156,853)	$(84,407)	$21,697	$(198,757)

The table below presents the summarized statement of operations for the nine months ended September 30, 2023 for the Company’s significant equity method investments (dollars in thousands):

	NREF	VineBrook	NSP	Other	Total

Revenues
Rental income	$3,057	$259,121	$83,851	$11,771	$357,800
Net interest income	12,971	—	1,527	3,249	18,172
Other income	—	4,362	6,154	21,109	31,200
Total revenues	16,028	263,483	91,532	36,129	407,172

Expenses
Total expenses	16,950	368,968	103,968	26,092	515,978
				—
Gain (loss) on sales of real estate	—	(65,108)	(7,276)	—	(72,384)
Other income (expense)	1,727	(43,130)	(77,006)	(10,662)	(129,071)
Unrealized gain (loss) on derivatives	—	6,297	—	—	6,297
Total comprehensive income (loss)	$805	$(207,426)	$(96,718)	$(625)	$(303,964)

9. Fair Value of Financial Instruments
The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$62	$—	$62
Common stock	46,436	—	157,828	204,264
Convertible notes	—	—	20,846	20,846
LLC interest	—	—	36,777	36,777
LP interest	—	76,396	189,659	266,055
Preferred Shares	—	—	69,895	69,895
Rights and warrants	—	1,788	—	1,788
Senior loan	—	52	43,693	43,745
	$46,436	$78,298	$518,698	$643,432
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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the year ended December 31, 2024 (in thousands):

	December 31, 2023	Contributions/ Purchases	Paid in- kind dividends	Transfer Into (Out of) Level 3	Investments (Eliminated) Acquired Through Consolidation¹	Redemptions/ conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	December 31, 2024
CLO	$1,215	$—	$—	$—	$—	$—	$(1,266)	$(22,735)	$22,786	$—
Common stock	176,256	904	—	—	(7,757)	—	—	—	(11,575)	157,828
Convertible notes	42,251	—	—	—	(21,129)	—	—	—	(276)	20,846
LLC interest	39,399	742	—	—	—	—	—	—	(3,364)	36,777
LP interest	195,898	5,459	—	—	—	—	—	—	(11,698)	189,659
Preferred Shares	66,268	—	5,327	—	—	(1,700)	—	—	—	69,895
Senior loan	46,353	7,282	4,350	—	—	(14,902)	—	633	(23)	43,693
Total	$567,640	$14,387	$9,677	$—	$(28,886)	$(16,602)	$(1,266)	$(22,102)	$(4,150)	$518,698

(1)	As a result of the NHT consolidation, certain investments were eliminated or acquired.
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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of December 31, 2024.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	$157,828
	Discounted Cash Flow	Discount Rate	7.00%	—	14.50%	(9.63)%
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
	NAV Approach	Discount Rate		10.00%
		NAV per Share		$12.75
		Multiple of EBITDA	3.00x	—	4.25x	(3.63)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$1,149.00
		N/A	$25.31	—	$28.00	$(26.66)
		Discount to NAV	(30.00)%	—	(20.00)%	(25.00)%
		Offer Price per Share		$4.27

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08%	—	8.08%	(7.08)%	20,846

LLC Interest	Discounted Cash Flow	Discount Rate	7.00%	—	26.00%	(12.5)%	36,777
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
		Capitalization Rate		5.13%

LP Interest	Direct Capitalization Approach	Capitalization Rate	5.25%	—	5.50%	(5.38)%	189,659
	Market Approach	Discount to NAV		(7.5)%
	Recent Transaction	Price per Share		$16.41

Preferred Shares	Liquidation Analysis	Par		$1,000			69,895

Senior Loan	Discounted Cash Flow	Discount Rate	13.30%	—	26.00%	(19.65)%	43,693

Total							$518,698

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

Financial Instruments Not Carried at Fair Value
At December 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accrued interest and dividends, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, income tax payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. Long-term indebtedness is carried at amounts that reasonably approximate their fair value at December 31, 2024 and 2023, except for the following debt (in thousands):

	December 31, 2024		December 31, 2023
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Notes payable	$98,721	$78,607	$53,250	$53,250
Derivative Financial Instruments and Hedging Activities
The Company manages interest rate risks primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.
The Company performs market valuations on its derivative financial instruments. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The NHT segment has an interest rate cap agreement related to the notes payable on the Park City and Bradenton properties. As of December 31, 2024, the interest rate cap agreements effectively cap one-month SOFR on $37.9 million of the NHT segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%.
To comply with the provisions of ASC 820, Fair Value Measurement, the NHT segment incorporates credit valuation adjustments to appropriately reflect both the NHT segment’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the NHT segment’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the NHT segment and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the NHT segment's derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. Additionally, in the case of interest rate caps, the NHT segment has no performance obligation, so no credit valuation adjustment is necessary. As a result, all of the NHT segment’s derivatives held as of December 31, 2024 were classified as Level 2 of the fair value hierarchy.
Changes in fair value of the interest rate caps are recorded directly as interest expense on the Consolidated Statement of Operations and Comprehensive Income (Loss). For the year ended December 31, 2024, NHT recorded $(27.1) thousand in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps is $0.2 million as of December 31, 2024, and is recorded as interest rate caps in the Consolidated Balance Sheets.

As of December 31, 2024, the NHT segment had the following outstanding interest rate caps:

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	March 5, 2025
10. Investments in DSTs
The Company invested in the Class 1 Beneficial Interests (“Class 1”) in two Delaware Statutory Trusts (DSTs). The Class 1 are accounted for as investments in equity securities without readily determinable fair values under the measurement alternative, which measures the investment at cost minus impairment, if any, plus or minus changes in fair value when observable prices are identified. As the Class 1 are still being actively issued, the investments are held at cost with no upward or downward fair value adjustment nor impairment losses to date. Therefore, the fair value of the Investment in DSTs utilizing Level 3 inputs approximate their carrying amount. The Company recognized $0.7 million in dividend income for the year ended December 31, 2024, and no dividend income for the year ended December 31, 2023.
As of December 31, 2024, the Company held the following investments (dollars in thousands):

Balances, as of December 31, 2024	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,296,851	20,959
Total		$30,559
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

12. Shareholders’ Equity
Common Shares
As of December 31, 2024, the Company had 42,679,569 common shares, par value $0.001 per share, issued and outstanding, 4,289,969 of which were issued during the year ended December 31, 2024.
During the year ended December 31, 2024, the Company paid a distribution of $0.15 per share on its common shares on March 28, 2024 to shareholders of record on February 16, 2024, June 28, 2024 to shareholders of record on May 15, 2024, September 30, 2024 to shareholders of record on August 15, 2024 December 31, 2024, to shareholders of record on November 15, 2024. The distributions paid on March 28, 2024, June 28, 2024, September 30, 2024 and December 31, 2024 consisted of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company's common shares.
As of December 31, 2023, the Company had 38,389,600 common shares, par value $0.001 per share, issued and outstanding. 1,217,792.99 shares were issued during the year ended December 31, 2023.
During the year ended December 31, 2023, the Company paid a distribution of $0.15 per share on its common shares on March 31, 2023 to shareholders of record on March 15, 2023, June 30, 2023 to shareholders of record on June 15, 2023, September 29, 2023 to shareholders of record on August 15, 2023 and December 29, 2023 to shareholders of record on November 17, 2023. The distributions paid on September 29, 2023 and December 29, 2023 consisted of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) comprising 20% of the dividend, with the balance being paid in the Company’s common shares.
Series A Preferred Shares
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
During the year ended December 31, 2024, the Company declared four distributions on its Series A Preferred Shares, each in the amount of $0.34375 per share, which were paid to holders of Series A Preferred Shares on April 1, 2024, to shareholders of record on March 25, 2024, July 1, 2024, to shareholders of record on June 24, 2024, September 30, 2024 to shareholders of record on September 23, 2024 and December 31, 2024, to shareholders of record on December 23, 2024.
During the year ended December 31, 2023, the Company declared four distributions on its Series A Preferred Shares, each in the amount of $0.34375 per share, which were paid to holders of record of Series A Preferred Shares on March 31, 2023 to shareholders of record on March 24, 2023, June 30, 2023 to holders of record of Series A Preferred Shares on June 23, 2023 and September 30, 2023 to holders of record of Series A Preferred Shares on September 25, 2023.
Distributions on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.
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

Restricted Share Units. Under the 2023 LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn dividends that are payable in cash on the vesting date. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur. The following table includes the number of restricted stock units granted to its directors, officers, employees and certain key employees of the Adviser under the 2023 LTIP:

	Summary of Grants
	March	April	Total
2023	—	603,482	603,482
2024	1,033,787	—	1,033,787
Total	1,033,787	603,482	1,637,269
As of December 31, 2024 and 2023, the Company had 1,438,049 and 589,906 unvested units under the 2023 LTIP, respectively.
The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the year ended December 31, 2024:

	2024
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2024	589,906		$10.45
Granted	1,033,787		6.10
Vested	(178,859)	(1)	10.36
Forfeited	(6,785)		6.10
Outstanding December 31, 2024	1,438,049		$7.35
(1)Certain key employees of the Adviser elected to net the taxes owed upon the vesting against the shares issued resulting in 145,433 shares being issued as shown on the Consolidated Statement of Stockholders’ Equity.
The following table contains information regarding the vesting of restricted share units under the 2023 LTIP as of December 31, 2024:

	Shares Vesting
	March	April	Total
2025	300,594	140,391	440,985
2026	242,136	135,328	377,464
2027	242,136	135,328	377,464
2028	242,136	—	242,136
2029	—	—	—
Total	1,027,002	411,047	1,438,049
For the year ended December 31, 2024 and 2023, the Company recognized approximately $3.0 million and $1.4 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of December 31, 2024, the Company had recognized a liability of approximately $0.9 million related to dividends earned on restricted share units that are payable in cash upon vesting. As of December 31, 2024, total unrecognized compensation expense on restricted share units was approximately $8.0 million, and the expense is expected to be recognized over a weighted average vesting period of 1.5 years. As of December 31, 2023, total unrecognized compensation expense on restricted share units was approximately $4.8 million, and the expense is expected to be recognized over a weighted average vesting period of 1.6 years.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Year Ended December 31,
		2024	2023
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(51,349)	$(121,860)

Denominator for loss per share:
Weighted average common shares outstanding		40,229	37,334
Denominator for basic and diluted loss per share		40,229	37,334
Weighted average unvested restricted share units		1,269	440
Denominator for diluted loss per share	(1)	40,229	37,334

Loss per weighted average common share:
Basic		$(1.28)	$(3.26)
Diluted		$(1.28)	$(3.26)
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
As of December 31, 2024 and 2023, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.
On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid in one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2023 annual meeting of shareholders, the Company’s shareholders did not approve issuances in excess of the Share Cap. During the year ended December 31, 2024, we issued 867,626.62 common shares to the Adviser in payment of the Fees in an amount of $5.54 million.
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
As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. As of December 31, 2024 there is a remaining payable of advisory fees of $7.4 million.
Reimbursement of Expenses; Expense Cap, NXDT
We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. Prior to June 30, 2023, direct payment of operating expenses by us together with reimbursement of operating expenses to the Adviser, plus compensation expenses relating to equity awards granted under a long-term incentive plan and all other corporate general and administrative expenses of the Company, including the Fees payable under the Advisory Agreement, could not exceed 1.5% of Managed Assets (the “Expense Cap”), calculated as of the end of each quarter, for the twelve-month period following the Company’s receipt of the Deregistration Order. This limitation ended on June 30, 2023 and did not apply to Offering Expenses, legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions or other events outside the ordinary course of our business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of certain real estate-related investments; provided, in the event the Company consolidates another entity that it does not wholly own as a result of owning a controlling interest in such entity or otherwise, expenses will be calculated without giving effect to such consolidation and instead such entity’s expenses will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of expenses. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses are considered permanently waived and became non-recoupable.
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
For the years ended December 31, 2024 and 2023, the Company incurred Administrative Fees and Advisory Fees of $13.3 million and $13.7 million, respectively, which excludes $0 and $2.0 million, respectively in fees that were waived to comply with the Expense Cap.
Expense Cap, NHT
Pursuant to the terms of the NHT Advisory Agreement, expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended December 31, 2024, NHT incurred expenses subject to the NHT Expense Cap of $3.4 million.
Internalization Fee, NHT
NHT and/or NHT OP may elect to acquire all of the outstanding and issued equity interests of the NHT Adviser (an “NHT Adviser Internalization”) by exercising its rights, in its sole discretion, under the NHT Advisory Agreement (subject to certain terms and conditions) to effect an NHT Adviser Internalization. NHT will pay the Adviser a fee equal to three times the prior 12 months’ advisory fees. Such internalization fee is limited to 7.5% of the combined equity value of NHT and NHT OP on a consolidated basis as of the date of the NHT Adviser Internalization.
Loans from Affiliates
As of December 31, 2024, NHT OP has entered into several convertible notes with certain affiliates of the NHT Adviser totaling $50.2 million (see Note 6 to our consolidated financial statements). The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheet.
Revolving Credit Facility, NXDT
On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50%. The Company drew $20.0 million on May 22, 2023. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. During the year ended December 31, 2024, the Company paid down approximately $3.5 million on the principal balance. As of December 31, 2024, the NexBank Revolver had an outstanding balance of $16.5 million.
Guaranties of NexPoint Storage Partners, Inc. Debt
On July 2, 2021, the Company, together with Highland Opportunities and Income Fund (“HFRO”) and Highland Global Allocation Fund (collectively, the “Co-Guarantors”) as limited guarantors, entered into a Guaranty of Recourse Obligations (“SAFStor Recourse Guaranty I”) in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under a Loan Agreement ("SAFStor Loan Agreement I"), in an aggregate principal amount of $235.86 million, for the benefit of entities indirectly owned by SAFStor NREA JV – I, LLC (“SAFStor – I”), SAFStor NREA JV – III, LLC (“SAFStor – III”), SAFStor NREA JV – IV, LLC (“SAFStor – IV”), SAFStor NREA JV – V, LLC (“SAFStor – V”), SAFStor NREA JV – VI, LLC (“SAFStor – VI”), SAFStor NREA JV – VII, LLC (“SAFStor – VII”), and SAFStor NREA JV – VIII, LLC (“SAFStor – VIII”) (collectively, “SAFStor”), pursuant to which the Company and the Co-Guarantors guaranteed certain obligations of SAFStor. On July 2, 2021, the Company also entered a substantively identical guaranty in favor of ACORE in its capacity as Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement ("SAFStor Mezzanine Loan Agreement I"), in the amount of $6.05 million, for the benefit of entities indirectly owned by SAFStor. On December 8, 2022, NSP completed a transaction that resulted in it acquiring 100% of the equity interest in SAFStor. On April 24, 2023, the Company joined certain separate guaranties previously made in favor of ACORE by the Co-Guarantors pursuant to an Omnibus Amendment to and Reaffirmation of Loan Documents (the “SAFStor Recourse Guaranty II”) in favor of ACORE in its capacity as (i) Administrative Agent for and on behalf of the Lenders under a Loan Agreement (“SAFStor Loan Agreement II”), in an aggregate principal amount of $41.99 million, for the benefit of SAFStor, and (ii) Administrative Agent for and on behalf of the Lenders under a Mezzanine Loan Agreement (“SAFStor Mezzanine Loan Agreement II”), in the amount of $1.08 million, for the benefit of entities indirectly owned by SAFStor. Pursuant to the SAFStor Recourse Guaranty I and SAFStor Recourse Guaranty II, the Company guaranteed the loss recourse liability and obligation for any Recourse Liabilities (as defined in the respective SAFStor Loan Agreement) arising out of or in connection with certain bad acts, such as if the borrower took actions that were fraudulent or improper or upon certain violations of the respective SAFStor Loan Agreement. The Company also guaranteed the full payment of the debt upon the occurrence of any Springing Recourse Events (as defined in the respective SAFStor Loan Agreement), such as if the borrower voluntarily filed a bankruptcy or similar liquidation or reorganization action or upon certain other violations of the respective SAFStor Loan Agreement. The guarantees by the Company were limited for loss recourse events, to the loss attributable to properties in which it indirectly owed an interest and for Springing Recourse Events (as defined in the respective SAFStor Loan Agreement) to the pro-rata share of the aggregate liability of all guarantors within the pool of the guarantor properties. On October 4, 2024, NSP paid the debt in full and the guarantees were terminated.
On September 14, 2022, the Company entered into guaranties (the “BS Guaranties”) for the benefit of JPMorgan Chase Bank, National Association (“JPM”) and any additional or subsequent lenders from time to time (collectively, “BS Lender”) under a loan agreement (the "BS Loan Agreement"), pursuant to which the Company guaranteed certain obligations of the borrowers (“BS Borrower”) under the BS Loan Agreement. The Company, through its ownership in NSP, owns an indirect interest in BS Borrower and entered into the BS Guaranties as a condition of BS Lender lending to BS Borrower under the BS Loan Agreement. Pursuant to the BS Guaranties, the Company guaranteed certain carrying obligations, including interest payments, of BS Borrower and certain recourse obligations of BS Borrower pertaining to exculpation or indemnification of BS Lender. The BS Guaranties also provided that the Company could be required to repay principal amounts upon the occurrence of certain events, including certain action or inaction by BS Borrower, but did not provide for a full guarantee of repayment in all circumstances. The BS Loan Agreement provided for a single initial advance of the loan in the amount of $221.8 million to BS Borrower on the closing date and provided BS Borrower the right to request additional advances in connection with subsequently acquired properties. Amounts outstanding under the BS Loan Agreement were due and payable on March 9, 2024 which date could, at the option of BS Borrower, be extended for an additional six months upon the satisfaction of certain terms and conditions. On March 8, 2024, the BS Lender agreed to extend the maturity date to March 22, 2024. On March 22, 2024, the BS Lender agreed to extend the maturity date on the two loans to September 9, 2024. On September 9, 2024, the BS Lender agreed to extend the maturity date on the two loans to October 9, 2024. On October 4, 2024, NSP paid the debt in full and the guarantees were terminated.
Separately, on September 14, 2022, the Company entered into a Guaranty Agreement (Recourse Obligations), dated September 14, 2022 (the “CMBS Guaranty”) for the benefit of JPM and any additional or subsequent lenders from time to time (collectively, the “CMBS Lender”) under a loan agreement (the "CMBS Loan Agreement"), by and among the borrowers thereunder (collectively, “CMBS Borrower”) and the CMBS Lender. The CMBS Loan Agreement provided for a loan of $356.5 million to CMBS Borrower. The Company, through its ownership in NSP, owns an indirect interest in CMBS Borrower and entered into the CMBS Guaranty as a condition of the CMBS Loan Agreement. Pursuant to the CMBS Guaranty, the Company guaranteed certain recourse obligations of CMBS Borrower pertaining to exculpation or indemnification of CMBS Lender, but did not provide for a full guarantee of repayment in all circumstances. Amounts outstanding under the CMBS Loan Agreement were due and payable on September 9, 2024. On September 9, 2024, the CMBS Lender and NSP entered into a forbearance agreement, and the CMBS Lender agreed to, until October 9, 2024, forbear from proceeding to exercise its remedies relating to the failure to repay the debt by September 9, 2024. On October 4, 2024, NSP repaid the debt in full and the guarantees were terminated.
On October 4, 2024, the Company entered into a Guaranty Agreement (Recourse Obligations), dated October 4, 2024 (the “Citi Guaranty”) for the benefit of JPM and Citi Real Estate Funding, Inc. (collectively, the “Citi Lender”) under a loan agreement (the "Citi Loan Agreement"), by and among the borrowers thereunder (collectively, “Citi Borrower”) and the Citi Lender. The Company is the owner of an indirect interest in Citi Borrower and entered into the Citi Guaranty as a condition of the Citi Lender lending to Citi Borrower under the Citi Loan Agreement. Pursuant to the Citi Guaranty, the Company guarantees the Guaranteed Obligations (as defined in the Citi Loan Agreement). The Guaranteed Obligations consist of liability for losses suffered by the Citi Lender arising out of certain bad acts, such as if the Citi Borrower takes actions that are fraudulent or improper or upon certain violations of the Citi Loan Agreement. The Guaranteed Obligations also include the full payment of the debt upon the occurrence of certain events including borrower voluntarily filing for bankruptcy or similar liquidation or reorganization action or upon certain other violations of the Citi Loan Agreement. The Citi Loan Agreement provides for a loan of $750.0 million to Citi Borrower. The Citi Loan Agreement is set to mature on November 1, 2029. Borrowings outstanding under the Citi Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising Citi Borrower.
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NREF, HFRO and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of December 31, 2024. As of December 31, 2024, the outstanding NSP Series D Preferred Stock accrued dividends were $11.9 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.
Subsidiary Investment Management Agreement
SFP is a party to a management agreement (the "SFP IMA") with NexAnnuity pursuant to which NexAnnuity provides investment management services to SFP. Mr. Dondero serves as President of NexAnnuity, which is indirectly owned by a trust of which Mr. Dondero is the primary beneficiary. As discussed in Note 11, the Company disposed of its interest in SFP on September 1, 2023. Prior to its disposition, the Company paid $0.1 million in management fees to NexAnnuity.
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

NFRO SFR REIT Promissory Notes
On December 14, 2023, the Company, through the OP, loaned approximately $3.6 million to NFRO SFR REIT, LLC (“NFRO SFR REIT”). In connection with the loan, NFRO SFR REIT issued a promissory note to the OP in the principal amount of approximately $3.6 million bearing interest at 7.535% per annum, which is payable in kind, interest only during the term and matures on June 14, 2025.
On February 15, 2024, the Company, through the OP, loaned approximately $3.2 million to NFRO SFR REIT. In connection with the loan, NFRO SFR REIT issued a promissory note to the OP in the principal amount of approximately $3.2 million bearing interest at 7.535% per annum, which is payable in kind, interest only during the term and matures on August 15, 2025. NFRO SFR REIT is a subsidiary of an entity that is advised by an affiliate of the Adviser.

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

Capital Acquisitions Partners, LLC
The Company owns approximately 20.9% of the total outstanding membership interests of Capital Acquisitions Partners, LLC, an entity that invests in multifamily housing. The remaining membership interests are held by NREF OP. See Notes 7 and 8 for additional information.

SFR WLIF III, LLC
On November 25, 2024, SFR WLIF III, LLC, redeemed all of the interests in SFR WLIF III, LLC. The Company received approximately $7.2 million upon redemption of its interests in SFR WLIF III, LLC.
IQHQ Transactions
On May 23, 2024, the Company, through the OP, along with certain entities advised by affiliates of our Adviser or that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into a participation rights agreement with NexPoint Bridge Investor I, LLC (“Bridge Investor I”), an entity owned by an affiliate of the Adviser, pursuant to which the Company had a right to fund up to specified amounts of the IQHQ Promissory Note and the IQHQ Bridge Warrant.
On December 31, 2024, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Adviser or that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into a participation rights agreement with Bridge Investor I pursuant to which the Company has a right to fund up to specified amounts of the IQHQ Subscription Agreement and the IQHQ Series E Warrant.

Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the year ended December 31, 2024 the Company through its subsidiaries has paid approximately $0.7 million in property management fees to NexVest. For the year ended December 31, 2023, the Company through its subsidiaries has paid approximately $0.7 million in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for Cityplace is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for Cityplace also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the year ended December 31, 2024, the SPE holding Cityplace reimbursed $1.8 million to NexVest for these expenses. For the year ended December 31, 2023, the SPE holding Cityplace reimbursed $1.9 million to NexVest for these expenses.
A director and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.
The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center, with an aggregate principal amount of $10.0 million as of December 31, 2024. The obligations include a continuing guarantee, which is generally applicable to all current and future liabilities or obligations of the borrower, whether directly or indirectly incurred, including through an agreement with an affiliate, joint venture partner or other third party. This guarantee remains in effect until all such obligations have been satisfied in full, unless terminated in accordance with the terms of the guarantee agreement. The loan is secured by certain real property held by Freedom LHV.
On December 8, 2022, the Company, through NREO, entered into a Contribution Agreement pursuant to which NREO contributed all of its interests in the joint ventures (the "SAFStor Ventures") with SAFStor NREA GP – I, LLC, SAFStor NREA GP – II, LLC and NREA GP – III, LLC to NexPoint Storage Partners Operating Company, LLC (the "NSP OC") in exchange for approximately 47,064 newly created Class B common operating company units of the NSP OC ("Class B Units"), representing 14.8% of the outstanding combined classes of common units of the NSP OC (the "NSP OC Common Units") immediately after NREO’s acquisition of Class B Units. The NSP OC is the operating company of NSP, of which the Company owns approximately 86,369 shares, or 52.8%, of the outstanding common stock as of December 31, 2024. In connection with the foregoing, the NSP OC acquired all of the other interests in the SAFStor Ventures from affiliates of the Adviser following which they were wholly owned by a subsidiary of the NSP OC. The SAFStor Ventures are invested, through subsidiaries, in various self-storage real estate development projects primarily located on the East Coast of the United States. As of December 31, 2024, the Company owns approximately 47,064 Class B Units, or 29.5%, of the outstanding NSP OC Common Units.
On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NHI and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI and owns 69,895 and 66,268 shares, respectively, as of December 31, 2024 and 2023.

Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the year ended and as of December 31, 2024, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)		Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Real Estate Finance, Inc.	Common Stock	$32,949	$(126)		$—	$—	$4,200	$4,074
NexPoint Storage Partners, Inc.	Common Stock	62,709	(5,478)		—	—	—	(5,478)
NexPoint Residential Trust, Inc.	Common Stock	4,018	692		—	—	180	872
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	20,846	32		—	—	1,636	1,668
NexPoint Hospitality Trust	Common Stock	—	2,088	(1)	—	—	—	2,088
NexPoint Storage Partners Operating Company, LLC	LLC Units	34,172	(2,985)		—	—	—	(2,985)
SFR WLIF III, LLC	LLC Units	—	—		339	523	—	862
Claymore Holdings, LLC	LLC Units	—	(589)		—	—	—	(589)
Allenby, LLC	LLC Units	—	(153)		—	—	—	(153)
Haygood, LLC.	LLC Units	—	—		—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	151,706	2,247		—	—	5,926	8,173
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	76,396	(292)		—	—	9,738	9,446
NexPoint SFR Operating Partnership, L.P.	Partnership Units	37,953	(13,946)		—	—	2,516	(11,430)
NexAnnuity Holdings, Inc.	Preferred Shares	69,895	—		—	—	5,327	5,327
NexPoint Hospitality Trust	Promissory Note	—	(308)	(1)	—	—	—	(308)
NexPoint Storage Partners Operating Company, LLC	Promissory Note	2,765	(11)		—	—	211	200
NexPoint SFR Operating Partnership, L.P.	Promissory Note	500	—		—	—	45	45
NFRO SFR REIT, LLC	Promissory Note	3,432	—		—	—	222	222
NFRO SFR REIT, LLC	Promissory Note	3,883	—		—	—	298	298

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NREF OP IV, L.P.	Promissory Note	—	—	—	—	188	188
Semiconductor DST	LLC Units	20,959	—	—	—	379	379
Life Science II DST	LLC Units	9,600	—	—	—	262	262
Capital Acquisitions Partners, LLC	LLC Units	407	—	—	126	—	126
Total		$532,190	$(18,829)	$339	$649	$31,128	$13,287

(1)	Reflects the change in unrealized gain/(loss) prior to the NHT consolidation.
For the year ended and as of December 31, 2023, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Hospitality Trust	Common Stock	$4,886	$(22,800)	$—	$610	$(22,190)
NexPoint Real Estate Finance, Inc.	Common Stock	33,075	(294)	—	5,754	5,460
NexPoint Storage Partners, Inc.	Common Stock	68,187	(35,506)	—	—	(35,506)
NexPoint Residential Trust, Inc.	Common Stock	3,154	(821)	—	155	(666)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	20,814	7	—	1,822	1,829
NexPoint Hospitality Trust	Convertible Notes	21,437	(166)	—	644	478
NexPoint Storage Partners Operating Company, LLC	LLC Units	37,157	(19,349)	—	—	(19,349)
SFR WLIF III, LLC	LLC Units	7,079	—	624	—	624
Claymore Holdings, LLC	LLC Units	—	—	—	—	—

Allenby, LLC	LLC Units	—	(304)	—	—	(304)
Haygood, LLC.	LLC Units	—	(31)	—	—	(31)
VineBrook Homes Operating Partnership, L.P.	Partnership Units	146,516	(27,463)	—	4,318	(23,145)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	76,688	(682)	—	11,686	11,004
NexPoint SFR Operating Partnership, L.P.	Partnership Units	49,383	(5,308)	—	1,813	(3,495)
NexAnnuity Holdings, Inc.	Preferred Shares	66,268	—	—	1,768	1,768
NexPoint Storage Partners Operating Company, LLC	Promissory Note	5,000	—	—	39	39
NexPoint SFR Operating Partnership, L.P.	Promissory Note	500	—	—	8	8
Total		$540,144	$(112,717)	$624	$28,617	$(83,476)
15. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space, which were paid in full on December 8, 2023. The NSP Series D Preferred Stock remains outstanding as of December 31, 2024. As of December 31, 2024, the outstanding NSP Series D Preferred Stock accrued dividends were $11.9 million. See Note 14 to our consolidated financial statements for additional information.
On October 4, 2024, the Company entered into the Citi Guaranty for the benefit of the Citi Lender under the Citi Loan Agreement, by and among Citi Borrower and the Citi Lender. Pursuant to the Citi Guaranty, the Company guarantees the Guaranteed Obligations (as defined in the Citi Loan Agreement). The Guaranteed Obligations consist of liability for losses suffered by the Citi Lender arising out of certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the Citi Loan Agreement. The Guaranteed Obligations also include the full payment of the debt upon the occurrence of certain events including borrower voluntarily filing for bankruptcy or similar liquidation or reorganization action or upon certain other violations of the Citi Loan Agreement. See Note 14 to our consolidated financial statements for additional information.
On July 2, 2021, the Company, together the Co-Guarantors as limited guarantors, entered into a SAFStor Recourse Guaranty I in favor of ACORE in an aggregate principal amount of $235.86 million. On July 2, 2021, the Company also entered a substantively identical guaranty in favor of ACORE in the amount of $6.05 million. On April 24, 2023, the Company joined certain separate guaranties previously made in favor of ACORE by the Co-Guarantors pursuant to the SAFStor Recourse Guaranty II. On October 4, 2024, NSP paid the debt in full and the guarantees were terminated. See Note 14 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $74.4 million outstanding, as of December 31, 2024. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.

The Company is a guarantor and an indemnitor on a loan taken by the SPE which owns Cityplace with an aggregate principal amount of $139.9 million as of December 31, 2024. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of December 31, 2024, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center. As of December 31, 2024, the loan had an outstanding amount of $10.0 million. As the guarantor, it owes obligations including a continuing guarantee, which is generally applicable to all current and future liabilities or obligations of the borrower under the loan agreement. This guarantee remains in effect until all such obligations have been satisfied in full, unless terminated in accordance with the terms of the guarantee agreement. As the indemnitor, it owes customary environmental indemnifications. The Company has not recorded a contingent liability as White Rock Center is current on all debt payments and in compliance with all debt compliance provisions.
A subsidiary of the Company, together with Calida Holdings III, LP, is a guarantor and an indemnitor on a loan taken by the SPE that owns Tivoli. As of December 31, 2024, the loan had an outstanding balance of $13.5 million. As a guarantor, it owes the obligations including a guaranty of payment, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, it owes customary environmental indemnifications. The Company has not recorded a contingent liability as Tivoli is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a revolving credit facility entered into by the Company, and two wholly owned subsidiaries with NexBank. As of December 31, 2024, the NexBank Revolver had an outstanding balance of $16.5 million. The Company guarantees the borrowers’ obligations under the loan agreement and the guaranty is a guaranty of payment and performance, not of collection, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the Company is responsible for indemnifying the lender against losses, claims, damages, and costs (including attorneys' fees) arising from the borrowers’ or any other loan party’s breach of its warranties, representations, and agreements under the loan agreement. The Company has not recorded a contingent liability with respect to this guaranty as the borrowers are current on all debt payments and in compliance with all debt compliance provisions.
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of December 31, 2024, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore, Allenby and Haygood are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.
16. Leases

Lessor Accounting

The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at December 31, 2024 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2025	$8,408
2026	7,746
2027	7,021
2028	4,844
2029	4,138
Thereafter	13,343
Total	$45,500
The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands) for the year ended December 31, 2024:

For the Year Ended December 31, 2024
Tenant	Rental Income
Neiman Marcus Group, LLC	$2,180
The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the year ended December 31, 2023:

For the Year Ended December 31, 2023
Tenant	Rental Income
Hudson Advisors LLC	$2,610

Ground Lease
A subsidiary of NHT OP has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. The lease has a remaining term of 4 years and a discount rate of 4.6% and contains five one-year extension options. As of December 31, 2024, the carrying amount of the right-of-use asset is $0.7 million, and the lease liability is $0.7 million.
The future minimum lease payments under the operating lease as of December 31, 2024 are as follows:

Years Ending December 31,	Minimum Lease Payment
2025	$204
2026	208
2027	212
2028	217
Total undiscounted lease payments	841
Less: Present Value discount	(120)
Total lease liability	$721

For the year ended December 31, 2024, the Company recognized lease expense of $0.3 million recorded on a straight-line basis over the lease term.

17. Segment Reporting
The Company has two reportable segments: NXDT and NHT. For a description of the types of products and services from which these reportable segments derive their revenues, see Notes 1, 2 and 3. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker primarily assesses performance for the segments and decides how to allocate resources based on segment net income (loss). The measures of segment assets are based on each segment’s total assets. The chief operating decision maker uses segment net income (loss) to evaluate profitability in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for dividend amounts. The Company’s two reportable segments serve different strategic purposes. The NXDT segment primarily consists of activities focused on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The majority of NXDT’s revenue is comprised of Rental income, Dividend income, and Interest income. The NHT segment primarily consists of acquiring additional U.S. located hospitality assets that meet its investment objective and criteria and seeking to own, renovate and operate its portfolio of income-producing hotel properties. The majority of NHT’s revenue is comprised of revenue from renting rooms and selling food and beverages (“F&B”). Therefore, the Company has identified NXDT and NHT as the two operating segments and the two reportable segments. The Company’s chief operating decision maker is the president of the Company.
The following table presents measures of the reportable segment measures of profitability, along with significant segment expenses (in thousands):

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust (1)
Total Revenues	$52,990	$30,232	$83,222	$63,284
Less:
Advisory and administrative fees	13,286	879	14,165	11,740
Corporate general and administrative expenses	9,947	2,856	12,803	7,981
Real estate taxes and insurance	4,836	1,708	6,544	4,377
Property operating expense	6,517	15,738	22,255	7,489
Interest expense	17,443	10,909	28,352	15,902
Realized (gains) losses from non-real estate investments	21,479	—	21,479	1,634
Change in unrealized (gains) losses from non-real estate investments	1,348	—	1,348	108,249
Property general and administrative expenses	2,878	4,527	7,405	4,250
Impairment loss	—	7,110	7,110	—
Income tax expense (benefit)	1,441	(69)	1,372	2,731
Depreciation and amortization	11,698	3,902	15,600	13,937
Equity in (income) losses of unconsolidated equity method ventures	(129)	—	(129)	306
Other segment items (2)	734	757	1,491	1,929
Net loss	$(38,488)	$(18,085)	$(56,573)	$(117,241)
The following table presents total assets for the reportable segments (in thousands):

	As of December 31, 2024			As of December 31, 2023
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust (1)
Total assets	$1,039,392	$185,447	$1,224,839	$1,098,336

(1)	For the year ended December 31, 2023, the Company only had 1 reportable segment, NXDT.
(2)	Other segment items includes: Property management fees and conversion expenses.

18. Subsequent Events
Distributions Declared
On February 18, 2025, the Board approved a quarterly distribution of $0.15 per common share, payable on March 31, 2025 to shareholders of record on March 14, 2025. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on February 18, 2025, the Board approved a quarterly distribution of $0.34375 per Series A Preferred Share, payable on March 31, 2025 to shareholders of record on March 24, 2025. On February 18, the Board approved monthly distributions of $0.1875 per 9.00% Series B Cumulative Redeemable Preferred Share each, payable on March 5, 2025 and April 7, 2025 to shareholders of record on February 25, 2025 and March 25, 2025, respectively.
NXHT Promissory Note Interest
On January 2, 2025, NXHT repaid $3.0 million of outstanding interest on a promissory note with a subsidiary of the Company.
Semiconductor DST
On January 2, 2025, the Company, through a subsidiary, contributed $3.0 million to Semiconductor DST, in exchange for LLC interests.
Held for Sale, Plano Homewood Suites
The Company sold its held for sale property, Plano Homewood Suites, on January 24, 2025, for a sales price of approximately $8.7 million.
ACORE Debt Paydown, NHT
On January 24, 2025, the Company paid down approximately $5.5 million and $2.6 million, respectively, on its Note A and B loans.
Marriott Uptown Refinance
On January 21, 2025, the Company received a distribution of approximately $15.0 million as a result of the refinance of Marriott Uptown.
Series B Preferred Shares Offering
On January 30, 2025, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. The Series B Preferred Shares are convertible at the option of the holder thereof into our common shares beginning on the first day of the month following the third anniversary of the date of original issuance of the shares to be converted if the 5-day volume weighted average price of our common shares on the NYSE ending on the trading day immediately preceding the date the holder delivers a duly completed conversion notice to the Company (such 5-day VWAP, the “Market Price”) represents a 15.0% premium to the estimated fair market NAV of the Company per common share as most recently published by the Company at the time of issuance of the applicable Series B Preferred Share (the “Minimum Market Price Trigger”). If the Minimum Market Price Trigger is satisfied, the Series B Preferred Shares will be convertible at a 6%, 10% or 12% discount to the Market Price beginning on the first day of the month following the third, fourth and fifth anniversary of the date of original issuance of the shares to be converted, respectively. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Shares are redeemable at the option of the holder at a redemption price per share equal to the stated value of $25.00 per share, plus all accrued but unpaid cash distributions and less certain redemption fees. After the first day of the first quarter following the second anniversary of the date of original issuance, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company’s agreement and declaration of trust and the statement of preferences setting forth the terms of the Series B Preferred Shares, at a redemption price per share equal to the stated value of $25.00 per share, plus any accrued but unpaid cash distributions. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of the Company’s common shares for so long as the common shares are listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. NexPoint

Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time.
AMS C-STORE JV, LLC Purchase
On January 30, 2025, the Company, entered into an agreement to purchase $9.2 million of preferred units of AMS C-STORE JV, LLC, a company that builds and operates convenience stores.
Issuance of Common Shares to Adviser
On January 31, 2025, the Company issued 257,552.62 common shares to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement.
NHT PC & B Loan Debt Extension
On February 5, 2025, NHT extended the maturity date of the debt with AREEIF Lender, LLC to February 5, 2026. The debt has one remaining one-year extension option.
Neiman Marcus Lease
On February 7, 2025, Neiman Marcus sent a notice of termination of its lease at Cityplace to the Company. The Company is currently disputing the notice of termination through communication with the tenant.
NHT Note A Loan & Note B Loan Extension
On March 8, 2025, the maturity dates of the Note A Loan and Note B Loan were extended to April 8, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
Item 15. Exhibit and Financial Statement Schedules
a.The following documents are filed as part of this Report:

1.Financial Statements. See Index to Consolidated Financial Statements and Schedules of NexPoint Diversified Real Estate Trust on page 96 of this Annual Report.

2.Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of NexPoint Diversified Real Estate Trust on page 96 of this Annual Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3.Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description

2.1
Merger Agreement, dated as of November 22, 2024, by and between NexPoint Diversified Real Estate Trust, NexPoint Diversified Real Estate Trust Operating Partnership, L.P., NXDT Intermediary, LLC, NXDT Hospitality Holdco, LLC, NexPoint Hospitality Trust, NHT Intermediary, LLC, NHT Holdings, LLC and NHT Operating Partnership, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2024).

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

4.2
Statement of Preferences of 9.00% Series B Cumulative Redeemable Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).

4.3
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

10.5
Amended and Restated Limited Partnership Agreement of NexPoint Diversified Real Estate Trust Operating Partnership, L.P., dated January 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).

10.6†	NexPoint Diversified Real Estate Trust 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023).

10.7†
Form of Restricted Shares Units Agreement (Trustee) for award agreements entered into in 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.8*†	Form of Restricted Shares Units Agreement (Key Employee) for award agreements entered into in 2023.

10.9†
Form of Restricted Shares Units Agreement (Trustee) for award agreements entered into in 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.10*†	Form of Restricted Shares Units Agreement (Key Employee) for award agreements entered into in 2024.

10.11
Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated September 8, 2021 (incorporated by reference to Exhibit 10.1 to NexPoint Real Estate Finance, Inc.'s Current Report on Form 8-K filed with the SEC on September 9, 2021).

10.12
First Amendment to Second Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated November 2, 2023 (incorporated by reference to Exhibit 10.1 to NexPoint Real Estate Finance, Inc.’s Current Report on Form 8-K filed with the SEC on November 2, 2023).

10.13
Third Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, Inc., dated as of August 3, 2023 (incorporated by reference to Exhibit 10.4 to VineBrook Homes Trust, Inc.'s Current Report on Form 8-K, filed with the SEC on August 4, 2023).

10.14
Form of 7.50% Convertible Notes of NexPoint SFR Operating Partnership, L.P., due June 30, 2027 (incorporated by reference to Exhibit 10.4 to VineBrook Homes Trust, Inc.'s Current Report on 8-K, filed with the SEC on June 14, 2022).

10.15
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

10.16
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

10.24	Form of Notes of NHT Operating Partnership LLC, due between 2039 and 2042 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.25
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

10.27
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

10.29
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

10.31
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

10.32
Separation Agreement, dated as of November 11, 2024, by and among NexPoint Advisors, L.P., NexPoint Residential Trust, Inc., NexPoint Real Estate Advisors, L.P., NexPoint Real Estate Finance, Inc., NexPoint Real Estate Advisors VII, L.P., NexPoint Diversified Real Estate Trust, NexPoint Real Estate Advisors X, L.P., VineBrook Homes Trust, Inc., NexPoint Real Estate Advisors V, L.P., NexPoint Homes Trust, Inc., NexPoint Real Estate Advisors XI, L.P., NexPoint Storage Partners, Inc., NexPoint Hospitality Trust and Brian Mitts (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2024).

10.33
Management Agreement, dated June 1, 2013, by and between Freedom LHV LLC and NexBank Realty Advisors (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.34
First Amendment to Management Agreement, dated August 20, 2014, by and between Freedom LHV LLC and NexBank Realty Advisors (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.35
Assignment and Assumption of Property Management Agreement, effective as of January 1, 2020, by and among NexBank Securities, Inc. and NexVest Realty Advisors, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.36
Management Agreement, dated January 1, 2014, by and between Freedom Lubbock, LLC and NexBank Realty Advisors (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.37
First Amendment to Property Management Agreement, dated January 1, 2023, by and between Freedom Lubbock, LLC and NexVest Realty Advisors, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.38
Assignment and Assumption of Property Management Agreement, effective as of January 1, 2020, by and among NexBank Securities Inc. and NexVest Realty Advisors, LLC (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.39
Property Management Agreement, effective as of August 15, 2018, by and between CP Tower Owner, LLC and NexBank Securities, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.40
Assignment and Assumption Agreement, effective as of January 1, 2020, by and among NexBank Securities, Inc. and NexVest Realty Advisors, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.41
Omnibus Amendment to Loan Documents, dated November 17, 2023, by and among NexPoint Diversified Real Estate Operating Partnership, L.P., NexPoint Real Estate Capital, LLC and NexPoint Real Estate Opportunities, LLC. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024)

10.42
Limited Consent and Thirteenth Omnibus Amendment Agreement, dated March 8, 2024, by and among CP Tower Owner, LLC, CP Land Owner, LLC, CP Equity Owner, LLC and CP Equity Land Owner, LLC, as borrowers, the Company and NexPoint Real Estate Partners, LLC, as guarantors, Delphi CRE Funding LLC, ACORE Credit IV CLO Issuer 2018-1, LLC and ACORE Capital Mortgage, LP, as lenders, and Acore Capital Mortgage, LP, as administrative agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.43
Guaranty Agreement, dated October 4, 2024, by the Company for the benefit of Citi Real Estate Funding Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.44
Amended and Restated Declaration of Trust of NexPoint Hospitality Trust, dated March 27, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.45
Amended and Restated Limited Liability Company Agreement of NHT Operating Partnership, LLC, dated as of January 8, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.46
First Amendment to Amended and Restated Limited Liability Company Agreement of NHT Operating Partnership, LLC, dated as of March 27, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.47
Second Amendment to Amended and Restated Limited Liability Company Agreement of NHT Operating Partnership, LLC, dated as of August 16, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.48
Third Amendment to Amended and Restated Limited Liability Company Agreement of NHT Operating Partnership, LLC, dated as of September 25, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2024).

10.49
Amended and Restated Advisory Agreement, by and among NexPoint Hospitality Trust, NHT Holdings, LLC, and NexPoint Real Estate Advisors VI, L.P., dated as of March 29, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.50
 Loan Agreement, dated as of February 23, 2019, among 2325 Stemmons TRS, Inc., 2325 Stemmons Hotel Partners, LLC, HCRE Addison, LLC, HCRE Addison TRS, LLC, HCRE Plano, LLC, HCRE Plano TRS, LLC, HCRE Las Colinas, LLC, HCRE Las Colinas TRS, LLC, NHT SP, LLC, NHT SP TRS, LLC, Delphi CRE Funding LLC and the other Lenders from time to time party thereto, and ACORE Capital Mortgage, LP (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.51*	Assignment and Assumption and Co-Lender Agreement, dated May 10, 2024, by and among NREF OP IV REIT Sub, LLC, The Ohio State Life Insurance Company and the Company.

10.52*	First Amendment to Loan Agreement, dated October 22, 2024, by and among the Company, NexPoint Real Estate Capital, LLC, NexPoint Real Estate Opportunities, LLC and NexBank.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*Filed herewith.
+    Furnished herewith.
Item 16. Form 10-K Summary
Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
         /s/ Jim Dondero
March 31, 2025                           Jim Dondero
                              President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Trustee	March 31, 2025
Jim Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Treasurer, and Assistant Secretary	March 31, 2025
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Mitts	Trustee	March 31, 2025
Brian Mitts

/s/ Ed Constantino	Trustee	March 31, 2025
Ed Constantino

/s/ Scott Kavanaugh	Trustee	March 31, 2025
Scott Kavanaugh

/s/ Arthur Laffer	Trustee	March 31, 2025
Arthur Laffer

/s/ Carol Swain	Trustee	March 31, 2025
Carol Swain

/s/ Catherine Wood	Trustee	March 31, 2025
Catherine Wood