Form 10-Q
period 2025-03-31
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2025-05-15
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 15, 2025, the registrant had 45,704,056.24 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-Q
Quarter Ended March 31, 2025
i

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, expectations on our ability to refinance debt as necessary and repositioning of the portfolio of the NexPoint Hospitality Trust (“NHT”) segment contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” "plan," "potential," “estimate,” “project,” "target," “should,” “will,” “would,” “result,” "goal," "could," "future," "continue," "if," the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•Unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including inflation, rising or high interest rates, new or increased tariffs, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for shareholders;
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
•If we fail to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes, cash available for distributions to be paid to our shareholders could decrease materially, which would limit our ability to make distributions to our shareholders; and
•Any other risks included under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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
iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Consolidated Real Estate Investments
Land	$62,228	$62,227
Buildings and improvements	312,917	312,200
Intangible lease assets	10,979	10,979
Construction in progress	24,790	24,689
Furniture, fixtures, and equipment	10,194	10,124
Right-of-use assets ($668 and $712 with related parties, respectively)	2,133	2,176
Total Gross Consolidated Real Estate Investments	423,241	422,395
Accumulated depreciation and amortization	(38,794)	(35,002)
Total Net Consolidated Real Estate Investments	384,447	387,393
Real estate held for sale	20,038	29,890
Total Net Real Estate Investments	404,485	417,283
Investments, at fair value ($474,814 and $493,909 with related parties, respectively)	624,660	643,432
Equity method investments ($454 and $407 with related parties, respectively)	36,914	54,429
Investments in DSTs ($33,559 and $30,559, with related parties, respectively)	33,559	30,559
Cash and cash equivalents	9,469	8,791
Restricted cash	41,450	40,110
Accounts receivable, net	4,091	4,463
Prepaid and other assets ($7,453 and $7,315 with related parties, respectively)	17,128	17,500
Accrued interest and dividends	5,022	5,495
Interest rate caps	657	159
Deferred tax asset, net	2,119	2,618
Total Assets	$1,179,554	$1,224,839

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net ($10,000 and $10,000 with related parties, respectively)	$253,193	$261,945
Notes payable, net ($67,172 and $66,731 with related parties, respectively)	88,364	90,888
Prime brokerage borrowing	1,242	1,222
Accounts payable and other accrued liabilities	22,658	22,739
Income tax payable	726	255
Accrued real estate taxes payable	1,440	226
Accrued interest payable	9,357	8,724
Security deposit liability	389	389
Prepaid rents	637	1,053
Intangible lease liabilities, net	2,870	3,139
Lease liability ($678 and $721 with related parties, respectively)	678	721
Total Liabilities	381,554	391,301

Redeemable Series B Preferred shares,$0.001 par value: 16,000,000 authorized: 12,700 and 0 shares issued and outstanding, respectively	200	—

Equity:
Shareholders' Equity
Series A Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 44,517,013 and 42,679,569 shares issued and outstanding, respectively	45	43
Additional paid-in capital	1,046,414	1,039,280
Accumulated earnings (loss)	(243,747)	(202,818)
Total Shareholders' Equity	802,715	836,508
Noncontrolling interests	(4,915)	(2,970)
Total Equity	797,800	833,538
TOTAL LIABILITIES AND EQUITY	$1,179,554	$1,224,839
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31
	2025	2024
Revenues
Rental income ($69 and $68 with related parties, respectively)	$3,645	$4,047
Rooms	10,350	—
Food and beverage	889	—
Interest income ($545 and $482 with related parties, respectively)	2,102	1,682
Dividend income ($7,523 and $6,905 with related parties, respectively)	11,810	7,049
Other income	278	27
Total revenues	29,074	12,805
Expenses
Property operating expenses ($61 and $0 with related parties, respectively)	6,961	1,577
Property management fees ($180 and $176 with related parties, respectively)	519	176
Real estate taxes and insurance	1,841	1,239
Advisory and administrative fees	3,642	3,246
Property general and administrative expenses ($69 and $68 with related parties, respectively)	1,991	667
Corporate general and administrative expenses	2,927	2,835
Depreciation and amortization	3,909	2,796
Impairment loss	1,752	—
Total expenses	23,542	12,536
Operating income	5,532	269
Interest expense	(7,276)	(4,531)
Equity in income (losses) of unconsolidated equity method ventures ($46 and $214 with related parties, respectively)	(357)	(1,154)
Change in unrealized gains (losses) ($(19,936) and $(15,676) with related parties, respectively)	(33,322)	6,290
Realized gains (losses)	1,519	(21,872)
Gain on sales of real estate	11	—
Net income (loss) before income taxes	(33,893)	(20,998)
Income tax expense	(1,213)	(550)
Net loss	(35,106)	(21,548)
Net (income) loss attributable to Series A preferred shareholders	(1,155)	(1,155)
Net (income) loss attributable to Series B preferred shareholders	(2)	—
Net (income) loss attributable to noncontrolling interests	1,945	—
Net loss attributable to common shareholders	$(34,318)	$(22,703)

Weighted average common shares outstanding - basic	42,899	38,572
Weighted average common shares outstanding - diluted	42,899	38,572

Loss per share - basic	$(0.80)	$(0.59)
Loss per share - diluted	$(0.80)	$(0.59)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Total
Three Months Ended March 31, 2025	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2024	3,359,593	$3	42,679,569	$43	$1,039,280	$(202,818)	$(2,970)	$833,538
Stock-based compensation expense	—	—	243,569	—	482	—	—	482
Shares issued to Adviser for admin and advisory fees	—	—	257,553	—	1,502	—	—	1,502
Net loss attributable to common shareholders	—	—	—	—	—	(34,318)	—	(34,318)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,945)	(1,945)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	—	1,155
Common share distributions declared ($0.15 per share)	—	—	1,336,322	2	5,150	(6,611)	—	(1,459)
Series A preferred share distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, March 31, 2025	3,359,593	$3	44,517,013	$45	$1,046,414	$(243,747)	$(4,915)	$797,800

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Total
Three Months Ended March 31, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$885,074
Stock-based compensation expense	—	—	—	—	547	—	547
Shares issued to Adviser for admin and advisory fees	—	—	169,921	—	1,351	—	1,351
Net loss attributable to common shareholders	—	—	—	—	—	(22,703)	(22,703)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	1,155
Common share distributions declared ($0.15 per share)	—	—	741,898	1	4,625	(5,872)	(1,246)
Series A preferred share distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	(1,155)
Balances, March 31, 2024	3,359,593	$3	39,301,419	$39	$1,018,136	$(155,155)	$863,023
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(35,106)	$(21,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,909	2,796
Amortization of intangible lease assets and liabilities	(249)	(257)
Amortization of deferred financing costs	143	271
Amortization of fair value adjustment of assumed debt	441	—
Paid-in-kind interest ($(1,398) and $(1,296) with related parties, respectively)	(2,660)	(2,356)
Proceeds from paid-in-kind interest	10	2,271
Net cash paid on derivative settlements	(540)	—
Realized (gain) loss	(1,519)	21,872
Net change in unrealized (gain) loss on investments held at fair value ($19,936 and $15,676 with related parties, respectively)	33,322	(6,290)
(Gain) on sales of real estate	(11)	—
Unrealized (gain) loss on interest rate derivatives	42	—
Impairment loss	1,752	—
Equity in (income) losses of unconsolidated ventures ($(46) and $(214) with related parties, respectively)	357	1,154
Distributions of earnings from unconsolidated ventures ($0 and $292 with related parties, respectively)	2,104	1,578
Stock-based compensation expense	804	547
Equity security dividends reinvested ($(650) and $(2,082) with related parties, respectively)	(650)	(2,154)
Deferred tax (benefit) expense	499	(9)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	471	1,171
Real estate taxes payable	1,214	787
Operating assets	1,096	(1,920)
Operating liabilities	1,647	(468)
Net cash provided by (used in) operating activities	7,076	(2,555)

Cash flows from investing activities
Proceeds from asset redemptions ($5,023 and $1,700 with related parties, respectively)	3,277	7,389
Distributions from CLO investments	—	1,267
Sale of consolidated real estate investment	8,154	—
Proceeds from return of investment	15,054	—
Purchases of investments ($(2,049) and $(42) with related parties, respectively)	(16,009)	(42)
Additions to consolidated real estate investments	(950)	(1,178)
Net cash provided by investing activities	9,526	7,436

Cash flows from financing activities
Mortgage payments	(8,739)	(592)
Prime brokerage borrowing	70	88
Credit facilities payments	(3,000)	(750)
Prime brokerage payments	(50)	(429)
Deferred financing costs paid	(120)	(365)
Payments for taxes related to net share settlement of stock-based compensation	(322)	—
Proceeds from issuance of Series B preferred stock through public offering, net of offering costs	203	—
Distributions paid to Series A preferred shareholders	(1,155)	(1,155)
Distributions paid to common shareholders	(1,471)	(1,158)
Net cash used in financing activities	(14,584)	(4,361)

Net increase in cash, cash equivalents and restricted cash	2,018	520
Cash, cash equivalents and restricted cash, beginning of period	48,901	53,169
Cash, cash equivalents and restricted cash, end of period	$50,919	$53,689

Supplemental Disclosure of Cash Flow Information
Interest paid	$6,202	$4,555
Supplemental Disclosure of Noncash Activities
Non-cash distribution payment	$5,152	$4,626
Non-cash advisory fee payment	$1,502	$1,351
Increase (decrease) in dividends payable upon vesting of restricted stock units	$(10)	$89
Change in capitalized construction costs included in accounts payable and other accrued liabilities	$25	$(29)
Change in capitalized investment costs included in accounts payable and other accrued liabilities	$—	$121
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of March 31, 2025, there were 2,000 partnership units of the OP (the “OP Units”) outstanding, of which 100.0% were owned by the Company.
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023 and July 22, 2024 (the “Advisory Agreement”), by and among the Company and the Adviser for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of March 31, 2025. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease, retail and small-bay industrial. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities.
2. Asset Acquisition
NHT Acquisition
On April 10, 2024, NexPoint Real Estate Partners, LLC (“NREP”), an entity advised by an affiliate of the Adviser, and Highland Capital Management, L.P. (“Highland”), a third party, entered into a Purchase Agreement ("Purchase Agreement") whereby Highland agreed to sell, among other things, 2,176,257 units (the “NHT Units”) of NexPoint Hospitality Trust (“NHT”) to NREP. The Purchase Agreement was funded in part by cash of $0.8 million provided to NREP by the Company that was allocated for the sale of the NHT Units. Then on April 19, 2024, the Company, NexPoint Real Estate Opportunities, LLC ("NREO"), a wholly owned subsidiary of the Company, and NREP entered into an Assignment of Interests Agreement whereby NREP distributed, assigned, conveyed, transferred, set over, and delivered to NREO its right to purchase the NHT Units under the Purchase Agreement and all of its rights, title and interest in, to and under the NHT Units, including all voting, consent and financial rights, free and clear of all liens and encumbrances (the “NHT Acquisition”). As a result, the Company owned 53.65% of the outstanding NHT Units and was determined to hold the controlling financial interest in NHT and as a result consolidated NHT. The NHT Acquisition was accounted for as an asset acquisition under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations.
Because the Company did not wholly own NHT following the NHT Acquisition, the Company recognized a noncontrolling interest (“NCI”) of $6.9 million, which was recorded at fair value when the controlling financial interest was acquired. The Company also recorded an unrealized gain on its previously held interest in NHT of $3.9 million.
On November 22, 2024, the Company announced that it had entered into an Agreement and Plan of Merger (the “NHT Merger Agreement”) pursuant to which it would acquire the remaining outstanding NHT Units in a merger transaction (the “NHT Merger”) for approximately $5.7 million, to be paid principally in common shares of the Company, with limited partnership interests of the OP paid for the equity interests of NHT Operating Partnership, LLC (“NHT OP”). On February 21, 2025, NHT’s unitholders voted to approve the NHT Merger. Subsequent to March 31, 2025, on April 17, 2025, the Company consummated the NHT Merger in accordance with the NHT Merger Agreement.
The accumulated cost of the NHT Acquisition was allocated to the acquired assets and liabilities based on their relative fair values as of April 10, 2024, as follows (in thousands):

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
3. Summary of Significant Accounting Policies
Basis of Accounting
Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K ("2024 Annual Report"), filed with the SEC and also available on our website (nxdt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 3, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2024 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.
Reclassification of Prior Year Activity on the Consolidated Statement of Cash Flows
Certain reclassifications have been made within the consolidated statements of cash flows to proceeds from asset redemptions, proceeds from sale of investments, and proceeds from paydowns of investments for the three months ended March 31, 2024 to be comparative to the consolidated statement of cash flows for the three months ended March 31, 2025.
Income Taxes
I.U.S. REIT Status
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
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2025, the Company believes it is in compliance with all applicable REIT requirements.
As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. A reconciliation of the deferred tax asset (liability) for the periods indicated is as follows (in thousands):

	As of March 31,				As of December 31,
	2025				2024
	NHF TRS	NREO TRS	NHT TRSs	Combined	NHF TRS	NREO TRS	NHT TRSs	Combined
Deferred Tax Assets	$15,071	$254	$6,590	$21,915	$14,942	$290	$6,561	$21,793
Valuation Allowance	(11,119)	—	(6,581)	(17,700)	(10,487)	—	(6,535)	(17,022)
Deferred Tax Liability	—	(2,087)	(9)	(2,096)	—	(2,127)	(26)	(2,153)
Deferred Tax Asset (Liability), net of Valuation Allowance	$3,952	$(1,833)	$—	$2,119	$4,455	$(1,837)	$—	$2,618
The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three months ended March 31, 2025 and 2024 were (3.58)% and (2.62)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
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
The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2025 and 2024. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the three months ended March 31, 2025 and 2024.
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows (in thousands):

	For the Period Ended March 31,
	2025		2024
Expected tax at statutory rate	$(7,118)	21.0%	$(4,410)	21.0%
Non-taxable REIT income	7,652	-22.6%	4,969	-23.7%
Change in valuation allowance	678	-2.0%	(9)	—%
Total provision	$1,213	-3.6%	$550	-2.6%

II.Canadian mutual fund status
As of March 31, 2025, NHT was a mutual fund trust pursuant to the Income Tax Act (Canada) (the “Tax Act”). Under current tax legislation, a mutual fund trust that is not a specified investment flow-through trust (“SIFT”) pursuant to the Tax Act generally is entitled to deduct distributions of taxable income such that it is not liable to pay Canadian income taxes provided that its taxable income is fully distributed to unitholders. As of March 31, 2025, NHT intends to qualify as a mutual fund trust that is not a SIFT and to make distributions not less than the amount necessary to ensure that NHT will not be liable to pay Canadian income taxes.

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
As of March 31, 2025, the Company, through the OP, owned ten properties through SPEs, including four in the NXDT segment, and six in the NHT segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of March 31, 2025 and December 31, 2024:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		March 31, 2025	December 31, 2024
White Rock Center		Dallas, Texas	2013		100%	100%
5916 W Loop 289		Lubbock, Texas	2013		100%	100%
Cityplace		Dallas, Texas	2018		100%	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%	100%
Dallas Hilton Garden Inn	(2)	Dallas, Texas	2014	(3)	54%	54%
Addison Property	(2) (4)	Addison, Texas	2017	(3)	54%	54%
Las Colinas Homewood Suites	(2) (4)	Las Colinas, Texas	2017	(3)	54%	54%
St. Petersburg Marriott	(2)	St. Petersburg, Florida	2018	(3)	54%	54%
Hyatt Place Park City	(2)	Park City, Utah	2022	(3)	54%	54%
Bradenton Hampton Inn & Suites	(2)	Bradenton, Florida	2022	(3)	54%	54%

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2) NHT owns 100% of the properties, and NXDT owns approximately 54% of NHT as of March 31, 2025 and December 31, 2024.
(3) Reflects the date NHT or its predecessor acquired the property.
(4) Property classified as held for sale as of March 31, 2025 and December 31, 2024.

5. Consolidated Real Estate Investments
As of March 31, 2025, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheets, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of use assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,568	$1,921	$(101)	$—	$—	$13	$13,716
5916 W Loop 289	1,081	2,938	—	—	—	—	—	4,019
Cityplace Tower	18,813	195,409	9,058	(6,669)	—	19,154	356	236,121
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,116	24,657	—	—	—	100	1,512	30,385
St. Petersburg Marriott	5,829	33,770	—	—	—	4,003	2,301	45,903
Hyatt Place Park City	3,737	20,172	—	—	—	956	3,162	28,027
Bradenton Hampton Inn & Suites	837	25,403	—	—	1,465	577	2,850	31,132
HUB Research Triangle Park	—	—	—	—	668	—	—	668
Accumulated depreciation and amortization	—	(28,410)	(8,576)	3,900	(39)	—	(1,769)	(34,894)
Total Operating Properties	$62,228	$284,507	$2,403	$(2,870)	$2,094	$24,790	$8,425	$381,577

Held for Sale Properties
Las Colinas Homewood Suites	$2,292	$10,438	$—	$—	$—	$6	$1,043	$13,779
Addison Property	1,805	3,536	—	—	—	523	640	6,504
Accumulated depreciation and amortization	—	(131)	—	—	—	—	(114)	(245)
Total Held for Sale Properties	$4,097	$13,843	$—	$—	$—	$529	$1,569	$20,038

As of December 31, 2024, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheets, were as follows (in thousands):

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
Depreciation expense was $3.5 million for the three months ended March 31, 2025 and $2.3 million for the three months ended March 31, 2024. Amortization expense related to the Company’s intangible lease assets was $0.2 million for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024. Amortization expense related to the Company's intangible lease liabilities was $0.3 million for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.2 million for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024.

Acquisitions
There were no acquisitions by the Company for the three months ended March 31, 2025 and 2024.
Dispositions
The Company sold one and zero property during the three months ended March 31, 2025 and 2024, respectively, as detailed in the table below (in thousands).

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain on Sale of Real Estate
Plano Homewood Suites	Plano, Texas	January 24, 2025	$8,300	$8,154	$11
6. Debt
The following table contains summary information of the Company’s debt as of March 31, 2025 and December 31, 2024 (dollars in thousands):

		Outstanding principal as of
Description	Type	March 31, 2025	December 31, 2024	Interest Rate	Maturity Date
Mortgages Payable
Cityplace Note A-1 (1)	Floating	$99,015	$99,435	6.69%	3/8/2026
Cityplace Note A-2 (1)	Floating	12,465	12,517	6.69%	3/8/2026
Cityplace Note B-1 (1)	Floating	21,660	21,751	10.69%	3/8/2026
Cityplace Note B-2 (1)	Floating	2,727	2,738	10.69%	3/8/2026
Cityplace Mezz Note-1 (1)	Floating	3,094	3,107	10.69%	3/8/2026
Cityplace Mezz Note-2 (1)	Floating	390	391	10.69%	3/8/2026
NHT - Note A Loan (2)	Floating	44,688	50,188	6.33%	9/8/2025
NHT - Note B Loan (2)	Floating	21,516	24,165	10.79%	9/8/2025
NHT - PC & B Loan (3)	Floating	37,875	37,875	6.70%	2/5/2026
White Rock Center (4)	Fixed	10,000	10,000	10.00%	8/2/2029
Notes Payable
Dominion Note	Floating	13,250	13,250	7.50%	8/8/2025
Raymond James Loan	Floating	8,000	11,000	8.57%	10/6/2025
NexBank Revolver (5)	Floating	16,485	16,485	7.81%	5/21/2025
Convertible Notes Due to Affiliates	Fixed	57,986	57,986	2.25% - 7.50%	2/14/2027 - 9/30/2042
Prime Brokerage Borrowing
Jefferies Line of Credit	Floating	1,242	1,222	4.83%	N/A (7)
Total Debt		$350,393	$362,110
Fair market value adjustment, net of accumulated amortization (6)		(7,299)	(7,740)
Deferred financing costs		(295)	(315)
		$342,799	$354,055

(1)	This debt is secured by the following property: Cityplace.
(2)	This debt is secured by the following properties: HGI Property, Addison Property, Las Colinas Homewood Suites and the St. Pete Property.

(3)	This debt is secured by the following properties: Park City and Bradenton.
(4)	This debt is secured by the following property: White Rock Center.
(5)	This debt is secured by the following property and investments: 5916 W Loop 289 and IQHQ, LP interests.
(6)	The Company recorded a valuation adjustment of the Convertible Notes Due to Affiliates upon the consolidation of NHT to adjust for the difference between the fair value and the outstanding principal amount of the debt. The difference is amortized into interest expense.
(7)	This debt balance has no stated maturity date.
Cityplace Debt
The Company has debt on the Cityplace Tower (“Cityplace”) pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. On April 15, 2025, the lender agreed to defer the maturity of the Cityplace debt by twelve months to March 8, 2026. The debt restructuring per the terms of the Fourteenth Omnibus Amendment Agreement was considered a debt modification. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $139.4 million principal balance outstanding as of March 31, 2025, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
The weighted average interest rate of the Company’s debt related to its Cityplace investment was 7.49% as of March 31, 2025 and 7.65% as of December 31, 2024. The one-month secured overnight financing rate (“SOFR”) was 4.33% as of March 31, 2025 and 4.33% as of December 31, 2024.
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
Mortgages Payable, NHT
On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP ("ACORE"). The Note A Loan and Note B Loan are secured by the HGI Property, Addison Property, Las Colinas Homewood Suites and the St. Pete Property. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on September 8, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on September 8, 2025. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition. As of March 31, 2025, the Note A Loan and the Note B Loan had an outstanding balance of $44.7 million and $21.5 million and effective interest rates of 6.33% and 10.79%, respectively. For the three months ended March 31, 2025, NHT paid $0.8 million and $0.6 million in interest on the Note A Loan and the Note B Loan, respectively.

On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. The PC & B Loan principal amount reflected its fair value on the date of the NHT Acquisition. The outstanding balance on the PC & B Loan as of March 31, 2025 was $37.9 million, with $1.4 million available to draw on for renovation purposes as of March 31, 2025.
The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require NHT to comply with affirmative and negative covenants. As of March 31, 2025, NHT OP, the guarantor of certain obligations under the PC & B Loan documents, was not in compliance with the PC & B Loan covenants related to the minimum net worth and the minimum liquid assets. AREEIF Lender, LLC, the lender under the PC & B Loan has not granted a waiver for the covenant violations as of March 31, 2025. While the lender under the PC & B Loan has not indicated that it will accelerate the PC & B Loan, the lender has the ability under the loan documents to do so if the conditions remain uncured after the giving of notice and expiration of a cure period. There can be no assurance that the lender under the PC & B Loan will waive such covenant beaches, and discussions regarding such a waiver are ongoing. The PC & B Loan is secured by mortgages on our Park City and Bradenton properties. Should the lender under the PC & B Loan exercise its remedies under the relevant loan documents, up to and including the acceleration of the full amount of the PC & B Loan, it may have a material adverse impact on our financial condition, liquidity and results of operations. If we are unable to pay the amount due upon acceleration, the lender under the PC & B Loan may elect to foreclose on the Park City and Bradenton properties to satisfy the indebtedness.
Notes Payable, NHT
The NHT OP also entered into several convertible notes with affiliates of NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”) since January 8, 2019. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance, with the earliest maturing on February 14, 2027 and the latest maturing on September 30, 2042. For $3.6 million of the notes, the principal and interest is convertible into Class B units of NHT OP (“NHT OP Class B Units”) (at the option of their respective holder) at the market price of the NHT Units at the time of conversion any time during the term of the note. For $38.0 million of the notes, the principal of the notes is convertible into NHT OP Class B Units, at prices ranging from $1.60 to $2.50 for a period of five years from its date of issuance (with the expiration of conversion rights ranging from June 25, 2026 to September 30, 2027). One note issued to Highland Global Allocation Fund in the amount of $8.5 million is not convertible into NHT OP Class B Units. On October 30, 2023, the TSX Venture Exchange (the "TSXV") approved the issuance of up to 21,075,012 NHT Units in connection with the redemption of NHT OP Class B Units issued to a holder of notes on conversion of the $38.0 million of notes. With respect to the $3.6 million of notes convertible on the basis of the market price of the NHT Units at the time of the conversion, any issuance of NHT Units in connection with a redemption of NHT OP Class B Units received by holders on a conversion of such notes is subject to the prior approval of the TSXV. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of March 31, 2025, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $50.7 million. Subsequent to March 31, 2025, the notes were amended and restated in connection with the closing of the NHT Merger.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. Prior to October 20, 2023, the Company paid down the outstanding amount under the Credit Facility to $1.0 million. Amounts repaid by the Company under the Credit Facility could not be reborrowed. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and amended the credit limit to $20.0 million. During the three months ended March 31, 2025, the Company paid down $3.0 million on the Credit Facility. As of March 31, 2025, the Credit Facility had an outstanding balance of $8.0 million and bore interest at the one-month SOFR plus 4.25%.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, a maturity date of May 21, 2024 and the option to extend the maturity two times by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. As of March 31, 2025, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2025. As of March 31, 2025, the NexBank Revolver had an outstanding balance of $16.5 million.
Deferred Financing Costs
The Company defers costs incurred in obtaining financing and amortizes the costs over the terms of the related loans using the straight-line method, which approximates the effective interest method. Deferred financing costs, net of amortization, are recorded as a reduction from the related debt on the Company’s Consolidated Balance Sheets. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to loss on extinguishment of debt and modification costs.
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of March 31, 2025, the Company had a margin balance of approximately $1.2 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $11.3 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2025 are as follows (in thousands):

	Mortgages Payable	Credit Facilities	Notes Payable	Prime Brokerage Borrowing	Total
2025	$66,204	$24,485	$13,250	$—	$103,939
2026	177,226	—	—	—	177,226
2027	—	—	20,500	—	20,500
2028	—	—	—	—	—
2029	10,000	—	—	—	10,000
Thereafter	—	—	37,486	1,242	38,728
Total	$253,430	$24,485	$71,236	$1,242	$350,393

7. Variable Interest Entities
As of March 31, 2025, and December 31, 2024, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

Entities	Instrument	Asset Type	Percentage Ownership as of March 31, 2025		Percentage Ownership as of December 31, 2024	Relationship as of March 31, 2025	Relationship as of December 31, 2024
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%		52.8%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	31.2%		29.5%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		16.4%	VIE	VIE
Sandstone Pasadena Apartments, LLC	LLC Interest	Multifamily	50.0%		50.0%	VIE	VOE
Life Sciences II DST	DST investment	Life science	25.8%		25.8%	VIE	VIE
Semiconductor DST	DST investment	Industrial	19.2%		16.8%	VIE	VIE
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		20.9%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science	1.2%		1.2%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%		15.6%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.5%		11.4%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		30.8%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	100.0%	(1)	100.0%	VIE	VIE
AMS C-Store JV, LLC	Preferred Shares	Retail	100.0%	(2)	N/A	VIE	N/A
(1) The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc. ("NHI"), but it does not own any of the outstanding common stock of NHI.
(2) The Company owns 100% of the preferred units of AMS C-Store JV, LLC, but it does not own any of the outstanding common units of AMS C-Store JV, LLC.
The maximum exposure to loss of value for the VIE investments includes both the carrying value of each investment, as presented in the tables in Note 8 and 10, and the Company’s exposure through additional arrangements. The Company has provided guarantees on certain debt obligations of some of the VIEs, see Note 14 for further details.
Consolidated VIEs

The Company did not have any consolidated VIEs as of March 31, 2025 and December 31, 2024.
8. Equity Method Investments
Below is a summary of the Company’s equity method investments as of March 31, 2025 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$9,708	$(9,590)	$19,298	$15
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	839	1,852	(1,013)	(14)
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,322	12,322	—	1
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(8)	13,591	11,756	1,835	51
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		454	1,717	(1,263)	46
					$36,914	$18,057	$18,857	$99
Below is a summary of the Company's investments as of March 31, 2025 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(6)	$74,448
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	11.9%	(6)	32,109
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—
Haygood, LLC	LLC interest	N/A	31.0%	(7)	—
LLV Holdco, LLC	LLC interest	Land	26.8%		2,812
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%	(3)	60,285
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	31.2%		34,773
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.5%	(6)	141,998
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		35,110
AMS C-Store JV, LLC	Preferred stock	Retail	100.0%	(9)	10,960
					$392,495
Below is a summary of the Company’s equity method investments as of December 31, 2024 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$10,055	$(9,590)	$19,645	$70
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	18,081	14,970	3,111	(155)
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,321	12,321	—	10
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(8)	13,565	10,488	3,077	1,414
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		407	1,717	(1,310)	126
					$54,429	$29,906	$24,523	$1,465
Below is a summary of the Company's investments as of December 31, 2024 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(6)	$76,396
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.0%	(6)	32,949
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—
Haygood, LLC	LLC interest	N/A	31.0%	(7)	—
LLV Holdco, LLC	LLC interest	Land	26.8%		2,606
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%	(3)	62,709
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.5%		34,172
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.4%	(6)	151,706
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		37,953
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
(9)The Company owns 100% of the preferred units in AMS C-Store JV, LLC but is not deemed to be the primary beneficiary or have a controlling financial interest of the investee and as such, accounts for the investee using the equity method.

Significant Equity Method Investments
For its interim reporting, the Company assesses and presents summarized financial information for its significant equity method investments in accordance with Rule 10-01(b)(1) of Regulation S-X. Beginning with its annual reporting for fiscal year ended December 31, 2023, the Company elected to report the financial information on a three-month lag to align with the availability of investee financials. NexPoint Real Estate Finance, Inc. ("NREF") and VineBrook Homes Trust, Inc. ("VineBrook") do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities.
The table below presents summarized statement of operations for the year December 31, 2024 for the Company’s equity method investments (dollars in thousands):

VineBrook

Revenues
Rental income	$357,526
Net interest income	—
Other income	5,299
Total revenues	362,825

Expenses
Total expenses	520,535

Gain (loss) on sales of real estate	(32,455)
Other income (expense)	(4,244)
Unrealized gain (loss) on derivatives	—
Total comprehensive income (loss)	$(194,409)

The table below presents the summarized statement of operations for the year ended December 31, 2023 for the Company’s significant equity method investments (dollars in thousands):

	NREF	VineBrook

Revenues
Rental income	$4,962	$345,778
Net interest income	16,798	—
Other income	182	5,330
Total revenues	21,942	351,108

Expenses
Total expenses	23,350	502,850

Gain (loss) on sales of real estate	—	(72,539)
Other income (expense)	20,148	(55,866)
Unrealized gain (loss) on derivatives	—	(15,050)
Total comprehensive income (loss)	$18,740	$(295,197)

9. Fair Value of Financial Instruments
The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$53	$—	$53
Common stock	47,824	—	140,857	188,681
Convertible notes	—	—	18,195	18,195
LLC interest	—	—	48,545	48,545
LP interest	—	74,448	177,108	251,556
Preferred Shares	—	—	71,293	71,293
Rights and warrants	—	1,788	—	1,788
Senior loan	—	40	44,509	44,549
	$47,824	$76,329	$500,507	$624,660
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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the three months ended March 31, 2025 (in thousands):

	December 31, 2024	Contributions/ Purchases	Paid in- kind dividends	Transfer Into (Out of) Level 3	Redemptions/ conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	March 31, 2025
Common stock	$157,828	$—	$—	$—	$(3,687)	$—	$1,511	$(14,795)	$140,857
Convertible notes	20,846	—	—	—	(2,758)	—	—	107	18,195
LLC interest	36,777	12,960	—	—	—	—	—	(1,192)	48,545
LP interest	189,659	650	—	—	—	—	—	(13,201)	177,108
Preferred Shares	69,895	—	1,398	—	—	—	—	—	71,293
Senior loan	43,693	—	1,237	—	(522)	—	2	99	44,509
Total	$518,698	$13,610	$2,635	$—	$(6,967)	$—	$1,513	$(28,982)	$500,507

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the three months ended March 31, 2024 (in thousands):

	December 31, 2023	Contributions/ Purchases	Paid in- kind dividends	Transfer Into Level 3	Redemptions/ conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	March 31, 2024
CLO	$1,215	$—	$—	$—	$—	$(1,266)	$(22,735)	$227,860	$—
Common stock	176,256	120	—	—	—	—	—	(1,990)	174,386
Convertible notes	42,251	—	—	—	—	—	—	(810)	41,441
LLC interest	39,399	—	—	—	—	—	—	1,063	40,462
LP interest	195,898	2,082	—	—	—	—	—	(4,871)	193,109
Preferred Shares	66,268	—	1,296	—	(1,700)	—	—	—	65,864
Senior loan	46,353	—	1,066	—	(5,522)	—	574	128	42,599
Total	$567,640	$2,202	$2,362	$—	$(7,222)	$(1,266)	$(22,161)	$16,306	$557,861

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of March 31, 2025.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	$140,857
	Discounted Cash Flow	Discount Rate	7.00%	—	14.00%	(9.5)%
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
	NAV Approach	Discount Rate		10.00%
		NAV per Share		$10.08
		Multiple of EBITDA	3.00x	—	4.25x	(3.63)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$1,150.00

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08%	—	8.08%	(7.08)%	18,195

LLC Interest	Discounted Cash Flow	Discount Rate	7.00%	—	26.00%	(12.5)%	48,545
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
		Capitalization Rate		5.13%

LP Interest	Direct Capitalization Approach	Capitalization Rate	5.13%	—	5.38%	(5.25)%	177,108
	Market Approach	Discount to NAV		(5.00)%
	Recent Transaction	Price per Share		$14.97

Preferred Shares	Liquidation Analysis	Par		$1,000			71,293

Senior Loan	Discounted Cash Flow	Discount Rate	13.30%	—	26.00%	(19.65)%	44,509

Total							$500,507
The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of December 31, 2024.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	$157,828

	Discounted Cash Flow	Discount Rate	7.00%	—	14.50%	(9.63)%
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
	NAV Approach	Discount Rate		10.00%
		NAV per Share		12.75
		Multiple of EBITDA	3.00x	—	4.25x	(3.63)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$1,149.00
		N/A	$25.31	—	$28.00	$(26.66)
		Discount to NAV	(30.00)%	—	(20.00)%	(25.00)%
		Offer Price per Share		$4.27

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08%	—	(8.08)%	(7.08)%	20,846

LLC Interest	Discounted Cash Flow	Discount Rate	7.00%	—	26.00%	(12.5)%	36,777
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
		Capitalization Rate		5.13%

LP Interest	Direct Capitalization Approach	Capitalization Rate	5.25%	—	5.50%	(5.38)%	189,659
	Market Approach	Discount to NAV		(7.5)%
	Recent Transaction	Price per Share		$16.41

Preferred Shares	Liquidation Analysis	Par		$1,000			69,895

Senior Loan	Discounted Cash Flow	Discount Rate	13.30%	—	26.00%	(19.65)%	43,693

Total							$518,698
Financial Instruments Not Carried at Fair Value
At March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accrued interest and dividends, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, income tax payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. Long-term indebtedness is carried at amounts that reasonably approximate their fair value at March 31, 2025 and December 31, 2024, except for the following debt (in thousands):

	March 31, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Notes payable	$95,721	$76,237	$98,721	$78,607
Derivative Financial Instruments
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
Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The NHT segment has an interest rate cap agreement related to the notes payable on the Park City and Bradenton properties. As of March 31, 2025, the interest rate cap agreements effectively cap one-month SOFR on $37.9 million of the NHT segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%.
To comply with the provisions of ASC 820, Fair Value Measurement, the NHT segment incorporates credit valuation adjustments to appropriately reflect both the NHT segment’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the NHT segment’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the NHT segment and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the NHT segment's derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. Additionally, in the case of interest rate caps, the NHT segment has no performance obligation, so no credit valuation adjustment is necessary. As a result, all of the NHT segment’s derivatives held as of March 31, 2025 were classified as Level 2 of the fair value hierarchy.
Changes in fair value of the interest rate caps are recorded directly as interest expense on the Consolidated Statement of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2025, NHT recorded $41.5 thousand in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps is $0.7 million as of March 31, 2025, and is recorded as interest rate caps in the Consolidated Balance Sheets.
As of March 31, 2025, the NHT segment had the following outstanding interest rate caps:

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	February 5, 2026
10. Investments in DSTs
The Company invested in the Class 1 Beneficial Interests (“Class 1”) in two Delaware Statutory Trusts (DSTs). The Class 1 are accounted for as investments in equity securities without readily determinable fair values under the measurement alternative, which measures the investment at cost minus impairment, if any, plus or minus changes in fair value when observable prices are identified. As the Class 1 are still being actively issued, the investments are held at cost with no upward or downward fair value adjustment nor impairment losses to date. Therefore, the fair value of the Investment in DSTs utilizing Level 3 inputs approximate their carrying amount. The Company recognized $0.4 million in dividend income for the three months ended March 31, 2025, and no dividend income for the three months ended March 31, 2024.
As of March 31, 2025, the Company held the following investments (dollars in thousands):

Balances, as of March 31, 2025	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559
As of December 31, 2024, the Company held the following investments (dollars in thousands):

Balances, as of December 31, 2024	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,296,851	20,959
Total		$30,559
11. Shareholders’ Equity
Common Shares
During the three months ended March 31, 2025 and 2024, the Company issued 1,837,444 and 911,819 common shares, respectively.
During the three months ended March 31, 2025, the Company paid a distribution of $0.15 per share on its common shares on March 31, 2025 to shareholders of record on February 28, 2025. During the three months ended March 31, 2024, the Company paid a distribution of $0.15 per share on its common shares on March 28, 2024 to shareholders of record on February 16, 2024. The distributions paid on March 31, 2025 and March 28, 2024 consisted of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company’s common shares.
As of March 31, 2025, and December 31, 2024, the Company had 44,517,013 and 42,679,569 common shares, issued and outstanding, respectively.
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
During the three months ended March 31, 2025, the Company declared one distribution on its Series A Preferred Shares, in the amount of $0.34375 per share, which was paid on March 31, 2025, to shareholders of record on March 24, 2025.
During the three months ended March 31, 2024, the Company declared one distribution on its Series A Preferred Shares, in the amount of $0.34375 per share, which was paid on April 1, 2024 to shareholders of record on March 25, 2024.

Distributions on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.
Series B Preferred Shares
On January 30, 2025, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its newly designated 9.00% Series B Cumulative Redeemable Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share (“Series B Preferred Shares”) at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. As of March 31, 2025, the Company has issued 12,700 Series B Preferred Shares for gross proceeds of $0.3 million before deducting selling commissions and dealer manager fees of approximately $10.0 thousand, and organization and offering costs of approximately $0.1 million. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time.
During the three months ended March 31, 2025, the Company declared two distributions on the Series B Preferred Shares, each in the amount of $0.1875 per share, which were paid to holders of Series B Preferred Shares on March 5, 2025 and April 7, 2025 to holders of record of Series B Preferred Shares on February 25, 2025 and March 25, 2025, respectively.
Distributions on the Series B Preferred Shares are cumulative from their original issue date at the annual rate of 9% of the $25 per share initial stated value and are payable monthly on the fifth day of each calendar month or, if such date is not a business day, on the next succeeding business day.
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
Restricted Share Units. Under the 2023 LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn distributions that are payable in cash on the vesting date. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur. The following table includes the number of restricted share units granted to its trustees, officers, employees and certain key employees of the Adviser under the 2023 LTIP:

	Summary of Grants
	March	April	Total
2023	—	603,482	603,482
2024	1,033,787	—	1,033,787
Total	1,033,787	603,482	1,637,269
As of March 31, 2025 and December 31, 2024, the Company had 1,137,455 and 1,438,049 unvested units under the 2023 LTIP, respectively.
The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the three months ended March 31, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2025	1,438,049		$7.35
Granted	—		—
Vested	(300,594)	(1)	3.90
Forfeited	—		—
Outstanding March 31, 2025	1,137,455		$8.26
(1)Certain key employees of the Adviser elected to net the taxes owed upon the vesting against the shares issued resulting in 243,569 shares being issued as shown on the Consolidated Statement of Equity.
The following table contains information regarding the vesting of restricted share units under the 2023 LTIP as of March 31, 2025:

	Shares Vesting
	March	April	Total
2025	—	140,391	140,391
2026	242,136	135,328	377,464
2027	242,136	135,328	377,464
2028	242,136	—	242,136
Total	726,408	411,047	1,137,455
For the three months ended March 31, 2025 and 2024, the Company recognized approximately $0.8 million and $0.5 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of March 31, 2025, the Company had recognized a liability of approximately $0.9 million related to dividends earned on restricted share units that are payable in cash upon vesting. As of March 31, 2025, total unrecognized compensation expense on restricted share units was approximately $7.2 million, and the expense is expected to be recognized over a weighted average vesting period of 1.6 years. As of December 31, 2024, total unrecognized compensation expense on restricted share units was approximately $8.0 million, and the expense is expected to be recognized over a weighted average vesting period of 1.5 years.
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
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Three Months Ended March 31,
		2025	2024
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(34,318)	$(22,703)

Denominator for loss per share:
Weighted average common shares outstanding		42,899	38,572
Denominator for basic loss per share		42,899	38,572
Weighted average unvested restricted share units		1,398	749
Denominator for diluted loss per share	(1)	42,899	38,572

Loss per weighted average common share:
Basic		$(0.80)	$(0.59)
Diluted		$(0.80)	$(0.59)
(1)     If the Company sustains a net loss for the period presented, unvested restricted share units are not included in the diluted earnings per share calculation.
13. Related Party Transactions
Advisory and Administrative Fees, NXDT
Pursuant to the Advisory Agreement, subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of the Company and provides investment management services.
As of March 31, 2025 and 2024, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.
On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid in one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2023 annual meeting of shareholders, the Company’s shareholders did not approve issuances in excess of the Share Cap. During the three months ended March 31, 2025, we issued 257,552.62 common shares to the Adviser in payment of the Fees in an amount of $1.50 million.
Under the Advisory Agreement, “Managed Assets” means an amount equal to the total assets of the Company, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing to purchase or develop real estate or other investments, borrowing through a credit facility, or the issuance of debt securities), (ii) the issuance of preferred shares or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the Company’s investment objectives and policies, and/or (iv) any other means. In the event the Company holds collateralized mortgage-backed securities ("CMBS") where the Company holds the controlling tranche of the securitization and is required to consolidate under U.S. generally accepted accounting principles (“GAAP”) all assets and liabilities of a specific CMBS trust, the consolidated assets and liabilities of the consolidated trust will be netted to calculate the allowable amount to be included as Managed Assets. In addition, in the event the Company consolidates another entity it does not wholly own as a result of owning a controlling interest in such entity or otherwise, Managed Assets will be calculated without giving effect to such consolidation and instead such entity’s assets, leverage, expenses, liabilities and obligations will, on a pro rata basis consistent with the Company’s percentage ownership, be considered those of the Company for purposes of calculation of Managed Assets. The Adviser computes Managed Assets as of the end of each fiscal quarter and then computes each installment of the Fees as promptly as possible after the end of the month with respect to which such installment is payable.
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
As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. As of March 31, 2025 there is a remaining payable of advisory fees of $7.7 million.
Reimbursement of Expenses
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

For the three months ended March 31, 2025 and 2024, the Company incurred Administrative Fees and Advisory Fees of $3.3 million and $3.2 million, respectively.
Expense Cap, NHT
Pursuant to the terms of the NHT Advisory Agreement, expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended March 31, 2025, NHT incurred expenses subject to the NHT Expense Cap of $1.1 million.
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
Loans from Affiliates
As of March 31, 2025, NHT OP has entered into several convertible notes with certain affiliates of the NHT Adviser totaling $50.7 million (see Note 6 to our consolidated financial statements). The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheets.
Revolving Credit Facility, NXDT
On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50%. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025 As of March 31, 2025, the NexBank Revolver had an outstanding balance of $16.5 million.
Guaranties of NexPoint Storage Partners, Inc. Debt.
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
On December 8, 2022 and in connection with a restructuring of NexPoint Storage Partners, Inc. (“NSP”), the Company, together with NREF, Highland Opportunities and Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of

NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of March 31, 2025. As of March 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $12.5 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.

NexBank Guaranty
The Company is a guarantor and an indemnitor on the NexBank Revolver. As of March 31, 2025, the NexBank Revolver had an outstanding balance of $16.5 million. The Company guarantees the borrowers’ obligations under the loan agreement and the guaranty is a guaranty of payment and performance, not of collection, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the Company is responsible for indemnifying the lender against losses, claims, damages, and costs (including attorneys' fees) arising from the borrowers’ or any other loan party’s breach of its warranties, representations, and agreements under the loan agreement. The Company has not recorded a contingent liability with respect to this guaranty as the borrowers are current on all debt payments and in compliance with all debt compliance provisions.

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
On July 26, 2024, the Company, through NREO, acquired $14.9 million worth of Class 1 in NexPoint Semiconductor DST ("Semiconductor DST"), a Delaware statutory trust. Semiconductor DST is managed by an affiliate of the Adviser. Semiconductor DST owns a semiconductor manufacturing property in Temecula, CA that is under a triple net lease. On September 11, 2024, the Company acquired an additional $6.1 million worth of Class 1 in Semiconductor DST. On January 2, 2025, the Company acquired an additional $3.0 million worth of Class 1 in Semiconductor DST.
Capital Acquisitions Partners, LLC

The Company owns approximately 20.9% of the total outstanding membership interests of Capital Acquisitions Partners, LLC, an entity that invests in multifamily housing. The remaining membership interests are held by NREF OP. See Notes 7 and 8 for additional information.
IQHQ Transactions
On May 23, 2024, the Company, through the OP, along with certain entities advised by affiliates of our Adviser or that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into a participation rights agreement with NexPoint Bridge Investor I, LLC (“Bridge Investor I”), an entity owned by an affiliate of the Adviser, pursuant to which the Company had a right to fund up to specified amounts of a Secured Convertible Promissory Note (the “IQHQ Promissory Note”), with a purchase commitment of $150 million, and a corresponding warrant to purchase Class A-3 Units of IQHQ Holdings, LP (“IQHQ Holdings”) (as amended, the “IQHQ Bridge Warrant”), issued and sold by IQHQ, LP (“IQHQ LP”) to Bridge Investor.
On December 31, 2024, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Adviser or that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into a participation rights agreement with Bridge Investor I pursuant to which the Company has a right to fund up to specified amounts of a Subscription Agreement (the “IQHQ Subscription Agreement”) entered into by Bridge Investor I, whereby Bridge Investor I committed to purchase $160.1 million of Series E preferred stock of IQHQ, Inc. (“IQHQ”) and the corresponding warrant to purchase Class A-3 Units of IQHQ Holdings issued to Bridge Investor I (as amended, the “IQHQ Series E Warrant”).
Series B Preferred Shares Offering
On January 30, 2025, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of March 31, 2025, the Company has sold 12,700 shares of the Series B Preferred Shares for total gross proceeds of $0.3 million.
Ground Lease
The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. See Note 15 for additional information.
Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the three months ended March 31, 2025 and 2024 the Company through its subsidiaries has paid approximately $0.2 million and $0.2 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for Cityplace is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for Cityplace also allows for the manager, as the agent of CP Tower

Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the three months ended March 31, 2025 and 2024, the SPE holding Cityplace reimbursed $0.4 million and $0.5 million, respectively, to NexVest for these expenses.
A trustee and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.
The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center, with an aggregate principal amount of $10.0 million as of March 31, 2025. The obligations include a continuing guarantee, which is generally applicable to all current and future liabilities or obligations of the borrower, whether directly or indirectly incurred, including through an agreement with an affiliate, joint venture partner or other third party. This guarantee remains in effect until all such obligations have been satisfied in full, unless terminated in accordance with the terms of the guarantee agreement. The loan is secured by certain real property held by Freedom LHV.
On March 14, 2025, the Company purchased 2,754.59 shares of NexPoint Storage Partners Operating Company, LLC (the “NSP OC Common Units”) for an aggregate amount of $2.0 million. As of March 31, 2025, the Company owns approximately 49,819 Class B Units, or 31.2%, of the outstanding NSP OC Common Units.
On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NHI and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI and owns 71,293 and 65,864 shares, respectively, as of March 31, 2025 and 2024.
Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the three months ended and as of March 31, 2025, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Real Estate Finance, Inc.	Common Stock	$32,109	$(840)	$—	$—	$1,050	$210
NexPoint Storage Partners, Inc.	Common Stock	60,285	(2,424)	—	—	—	(2,424)
NexPoint Residential Trust, Inc.	Common Stock	3,851	(216)	—	—	50	(166)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	18,195	107	—	—	365	472
NexPoint Storage Partners Operating Company, LLC	LLC Units	34,773	(1,398)	—	—	—	(1,398)
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
Allenby, LLC	LLC Units	—	—	—	—	—	—
Haygood, LLC.	LLC Units	—	—	—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	141,998	(9,709)	—	—	1,492	(8,217)

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	74,448	(1,948)	—	—	2,435	487
NexPoint SFR Operating Partnership, L.P.	Partnership Units	35,110	(3,493)	—	—	650	(2,843)
NexAnnuity Holdings, Inc.	Preferred Shares	71,293	—	—	—	1,398	1,398
NexPoint Storage Partners Operating Company, LLC	Promissory Note	2,751	(14)	—	—	37	23
NexPoint SFR Operating Partnership, L.P.	Promissory Note	—	—	—	—	7	7
NFRO SFR REIT, LLC	Promissory Note	3,497	—	—	—	64	64
NFRO SFR REIT, LLC	Promissory Note	3,957	—	—	—	72	72
NREF OP IV, L.P.	Promissory Note	—	—	—	—	—	—
Semiconductor DST	LLC Units	23,959	—	—	—	333	333
Life Science II DST	LLC Units	9,600	—	—	—	115	115
Capital Acquisitions Partners, LLC	LLC Units	454	—	—	46	—	46
Total		$516,280	$(19,935)	$—	$46	$8,068	$(11,821)
For the three months ended and as of March 31, 2024, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Hospitality Trust	Common Stock	$2,782	$(2,104)	$—	$—	$(2,104)
NexPoint Real Estate Finance, Inc.	Common Stock	30,156	(2,919)	—	1,050	(1,869)
NexPoint Storage Partners, Inc.	Common Stock	69,494	1,308	—	—	1,308
NexPoint Residential Trust, Inc.	Common Stock	2,987	(209)	—	43	(166)

NexPoint SFR Operating Partnership, L.P.	Convertible Notes	20,814	—	—	407	407
NexPoint Hospitality Trust	Convertible Notes	20,627	(810)	—	(4)	(814)
NexPoint Storage Partners Operating Company, LLC	LLC Units	37,869	712	—	—	712
SFR WLIF III, LLC	LLC Units	7,002	—	214	—	214
Claymore Holdings, LLC	LLC Units	—	—	—	—	—
Allenby, LLC	LLC Units	—	(1)	—	—	(1)
Haygood, LLC.	LLC Units	—	—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	145,433	(2,547)	—	1,465	(1,082)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	69,920	(6,768)	—	2,435	(4,333)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	47,676	(2,324)	—	617	(1,707)
NexAnnuity Holdings, Inc.	Preferred Shares	65,864	—	—	1,296	1,296
NexPoint Storage Partners Operating Company, LLC	Promissory Note	4,986	(14)	—	67	53
NexPoint SFR Operating Partnership, L.P.	Promissory Note	500	—	—	11	11
Total		$526,110	$(15,676)	$214	$7,387	$(8,075)
14. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space, which were paid in full on December 8, 2023. The NSP Series D Preferred Stock remains outstanding as of March 31, 2025. As of March 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $12.5 million. See Note 13 to our consolidated financial statements for additional information.
On October 4, 2024, the Company entered into the Citi Guaranty for the benefit of the Citi Lender under the Citi Loan Agreement, by and among Citi Borrower and the Citi Lender. Pursuant to the Citi Guaranty, the Company guarantees the Guaranteed Obligations (as defined in the Citi Loan Agreement). See Note 13 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $66.2 million outstanding, as of March 31, 2025. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.
The Company is a guarantor and an indemnitor on a loan taken by the SPE which owns Cityplace with an aggregate principal amount of $139.3 million as of March 31, 2025. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of March 31, 2025, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center. See Note 13 to our consolidated financial statements for additional information.
A subsidiary of the Company, together with Calida Holdings III, LP, is a guarantor and an indemnitor on a loan taken by the SPE that owns Tivoli. As of March 31, 2025, the loan had an outstanding balance of $13.5 million. As a guarantor, it owes the obligations including a guaranty of payment, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, it owes customary environmental indemnifications. The Company has not recorded a contingent liability as Tivoli is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a revolving credit facility entered into by the Company, and two wholly owned subsidiaries with NexBank. See Note 13 to our consolidated financial statements for additional information.
The Company is a guarantor and indemnitor of a loan held by the SPE that owns Marriott Uptown. As of March 31, 2025, the loan had an outstanding principal balance of $87.5 million. The Company has provided an absolute, irrevocable, and unconditional guaranty of payment and performance, under which it is liable as a primary obligor for all obligations of the borrower. This guaranty is not contingent on the lender first pursuing remedies against the borrower, any other party, or any collateral, and the Company’s liability is direct, immediate, and unlimited in amount. The loan is secured by the property through a deed of trust. As an indemnitor, the Company also provides customary environmental indemnities. No liability has been recorded as of the reporting date as the borrower is current on all debt service obligations and in compliance with all loan covenants.
AMS C-Store JV, LLC
On January 30, 2025, the Company, through one of its subsidiaries, committed to fund $18.4 million of the preferred units of AMS C-Store JV, LLC with respect to convenience store property developments across Texas. The Company funded $9.2 million on January 30, 2025, and $1.8 million on February 28, 2025. The Company’s expected maximum commitment under AMS C-Store JV, LLC is $18.4 million, of which $7.4 million was unfunded as of March 31, 2025.
The table below shows the Company's unfunded commitments by investment type as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Investment Type	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$7,398	$—
Total	$7,398	$—
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of March 31, 2025, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore, Allenby and Haygood are engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.
15. Leases

The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands) for the three months ended March 31, 2025:

For the Three Months Ended March 31, 2025
Tenant	Rental Income
Neiman Marcus Group, LLC	$601
The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
Tenant	Rental Income
Neiman Marcus Group, LLC	$587
Saputo Dairy Foods	$497

Ground Lease
The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. The lease has a remaining term of 4 years and a discount rate of 4.6% and contains five one-year extension options. As of March 31, 2025, the carrying amount of the right-of-use asset is $0.7 million, and the lease liability is $(0.7) million.
For the three months ended March 31, 2025, the Company recognized lease expense of $0.1 million recorded on a straight-line basis over the lease term.

16. Segment Reporting
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
The following table presents measures of the reportable segment measures of profitability, along with significant segment expenses (in thousands):

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust (1)
Total Revenues	$17,529	$11,545	$29,074	$12,805
Less:
Advisory and administrative fees	3,341	301	3,642	3,246
Corporate general and administrative expenses	2,355	572	2,927	2,835
Real estate taxes and insurance	1,183	658	1,841	1,239
Property operating expense	1,583	5,378	6,961	1,577
Interest expense	3,726	3,550	7,276	4,531
Realized (gains) losses from non-real estate investments	(1,519)	—	(1,519)	21,872
Change in unrealized (gains) losses from non-real estate investments	33,322	—	33,322	(6,290)
Gain on sales of real estate	—	(11)	(11)	—
Property general and administrative expenses	588	1,403	1,991	667
Impairment loss	—	1,752	1,752	—
Income tax expense (benefit)	961	252	1,213	550
Depreciation and amortization	2,792	1,117	3,909	2,796
Equity in (income) losses of unconsolidated equity method ventures	357	—	357	1,154
Other segment items (2)	180	339	519	176
Net loss	$(31,340)	$(3,766)	$(35,106)	$(21,548)

The following table presents total assets for the reportable segments (in thousands):

	As of March 31, 2025			As of December 31, 2024
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total
Total assets	$1,005,816	$173,738	$1,179,554	$1,039,392	$185,447	$1,224,839

(1)	For the three months ended March 31, 2024, the Company only had 1 reportable segment, NXDT.
(2)	Other segment items includes: Property management fees.

17. Subsequent Events
Distributions Declared
On April 28, 2025, the Board approved a quarterly distribution of $0.15 per common share, payable on June 30, 2025 to shareholders of record on May 9, 2025. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on April 28, 2025, the Board approved a quarterly distribution of $0.34375 per Series A Preferred Share, payable on June 30, 2025 to shareholders of record on June 23, 2025. On April 4, 2025, the Board approved monthly distributions of $0.1875 per Series B Preferred Share each, payable on May 5, 2025, June 5, 2025 and July 7, 2025 to shareholders of record on April 25, 2025, May 23, 2025 and June 25, 2025, respectively.
Held for Sale, Las Colinas Homewood Suites
The Company sold its held for sale property, Las Colinas Homewood Suites, on April 8, 2025, for a sales price of approximately $14.0 million.
Held for Sale, Addison Property
The Company sold its held for sale property, Addison Property, on April 18, 2025, for a sales price of approximately $6.4 million.
ACORE Debt Paydown
On April 8, 2025, the Company paid down $9.2 million and $4.4 million on the Note A Loan and Note B Loan, respectively. On April 18, 2025, the Company paid down $5.4 million and $2.6 million on the Note A Loan and Note B Loan, respectively.
Issuance of Common Shares to Adviser
On May 15, 2025, the Company issued 298,883.28 common shares to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement.
NHT Merger
On April 17, 2025, the NHT Merger was completed and NHT was formally dissolved, and its subsidiary entities were merged with and into entities owned, directly or indirectly, by NXDT. This transaction was consummated pursuant to the NHT Merger Agreement previously announced by both companies.
NexBank Revolver Extension
On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our 2024 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Quarterly Report. See “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our 2024 Annual Report.
Overview
As of March 31, 2025, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The Company has two reportable segments, NXDT and NHT. NXDT represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio. The NXDT reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The NHT reportable segment represents a minority of the Company's consolidated portfolio and operations and is focused on exiting out of its remaining hospitality assets and repositioning the portfolio into other real estate sectors where management has extensive operating expertise and experience. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of March 31, 2025, there were 2,000 OP Units outstanding, of which 100% were owned by us.
As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease, retail and small-bay industrial. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022, April 11, 2023 and July 22, 2024, for an initial three-year term that will expire on July 1, 2025 and successive one-year terms thereafter unless earlier terminated. The Adviser is wholly owned by our Sponsor.
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
On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed in connection with the bankruptcy proceedings of Highland, a former affiliate of our Sponsor, filed a lawsuit (the "Bankruptcy Trust Lawsuit") against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, UBS Securities LLC and UBS AG London (collectively “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities, including Mr. Dondero, the President of the Adviser, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the "UBS Lawsuit"). On March 7, 2023, the matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state law causes of action and retained and stayed the federal cause of action. On February

26, 2024, several of the respondents, including Mr. Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
Macroeconomic trends, including increases in or high inflation and rising or high interest rates, may adversely impact our business, financial condition and results of operations. Inflation could have an adverse impact on our operating expenses, as these costs could increase at a rate higher than our rental and other revenue. The high rate environment and ongoing economic uncertainty has limited credit availability to commercial real estate. Less available and more expensive debt capital has had pronounced effects on the capital markets, making property acquisitions and other investments harder to finance. Similar factors also impact the timing of and proceeds generated from asset sales and our ability to obtain debt capital. There is no guarantee we will be able to mitigate the impact of rising or high inflation. To the extent our exposure to increases in or high interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases or elevated rates will result in higher debt service costs which will adversely affect our cash flows. We cannot make assurances that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth. Further, the United States government has recently announced a comprehensive set of tariffs. The United States government has paused the implementation of certain of these tariffs, and the timing and scope of such tariffs is currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various inputs, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemptions for certain goods, among other uncertainties.
Our website is located at nxdt.nexpoint.com. From time to time, we may use our website as a distribution channel for material company information.
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
Property management fees. Property management fees include fees paid to NexVest, our property manager, for managing each property directly or indirectly owned by us (see Note 13 to our consolidated financial statements) and other property managers for managing the day-to-day operations of our hotels.
Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property owned directly or indirectly by us. Insurance includes the cost of commercial, general liability, and other needed insurance for each property owned directly or indirectly by us.
Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement and fees paid to NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”) pursuant to the NHT Advisory Agreement (see Note 13 to our consolidated financial statements).
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

Real Estate Investments Statistics
As of March 31, 2025, the NXDT segment was invested in two retail properties, and one office, multifamily and hospitality property (excluding investments in undeveloped land), and the NHT segment consisted of six hotel properties as listed below:
NXDT Segment:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	March 31, 2025	March 31, 2025
White Rock Center	82,793	Retail		6/13/2013	$1.50	71.1%
5916 W Loop 289	30,140	Retail		7/23/2013	$—	—%	(4)
Cityplace	1,365,711	Office, Multifamily & Hospitality	(3)	8/15/2018	$2.16	46.4%
	1,478,644
NHT Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	HGI Property	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Park City	Upscale	Full-Service	2016	122
Hampton Inn & Suites	Bradenton, Florida	Bradenton	Upscale	Select-Service	1926/2016	119
N/A	Addison, Texas	Addison Property	Upscale	Extended Stay	1990/2018	120
Homewood Suites	Irving, Texas	HWS Las Colinas	Upscale	Extended Stay	1990/2018	136
Marriott	St. Petersburg, Florida	St. Pete Property	Upper Upscale	Full-Service	2001/2021	209
Total Rooms:						946
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of March 31, 2025, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of March 31, 2025.
(2)Percent occupied is calculated as the rentable square footage occupied as of March 31, 2025, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of March 31, 2025.
(4)The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.
Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth a summary of our operating results for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change
Total revenues	$29,074	$12,805	$16,269
Total expenses	(23,542)	(12,536)	(11,006)
Operating income	5,532	269	5,263
Interest expense	(7,276)	(4,531)	(2,745)
Equity in income (losses) of unconsolidated ventures	(357)	(1,154)	797
Income tax expense	(1,213)	(550)	(663)
Change in unrealized gains (losses)	(33,322)	6,290	(39,612)
Realized gains (losses)	1,519	(21,872)	23,391
Net income (loss)	(35,117)	(21,548)	(13,569)
Net (income) attributable to Series A preferred shareholders	(1,155)	(1,155)	—
Net (income) attributable to Series B preferred shareholders	(2)	—	(2)
Net (income) loss attributable to noncontrolling interests	1,945	—	1,945
Net income (loss) attributable to common shareholders	$(34,329)	$(22,703)	$(11,626)
The net loss for the three months ended March 31, 2025 and 2024 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.
Revenues
Rental income. Rental income was $3.6 million for the three months ended March 31, 2025, compared to $4.0 million for the three months ended March 31, 2024, which was a decrease of approximately $0.4 million. The decrease between the periods was primarily due to a decrease in occupancy at Cityplace.
Rooms revenue. Rooms revenue was $10.4 million for the three months ended March 31, 2025. All rooms revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Food and beverage revenue. F&B revenue was $0.9 million for the three months ended March 31, 2025. All F&B revenue is derived from the NHT segment, which was not consolidated prior to April 19, 2024.
Interest and dividends. Interest and dividends totaled $13.9 million for the three months ended March 31, 2025, compared to $8.7 million for the three months ended March 31, 2024, which was an increase of approximately $5.2 million. The increase between the periods was attributed to an increase in dividends from equity investments.
Other income. Other income was approximately $278.0 thousand for the three months ended March 31, 2025, compared to $27.0 thousand for the three months ended March 31, 2024, which was an increase of approximately $251.0 thousand. The increase between the periods was primarily due to the NHT consolidation.
Expenses
Property operating expenses. Property operating expenses were $7.0 million for the three months ended March 31, 2025, compared to $1.6 million for the three months ended March 31, 2024, which was an increase of approximately $5.4 million. The increase between the periods was primarily due to the NHT consolidation.
Property management fees. Property management fees were $0.5 million for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024, which was an increase of approximately $0.3 million. The increase between the periods was primarily due to the NHT consolidation.

Real estate taxes and insurance. Real estate taxes and insurance costs were $1.8 million for the three months ended March 31, 2025, compared to $1.2 million for the three months ended March 31, 2024, which was an increase of approximately $0.6 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace and our hospitality properties. The increase between the periods was primarily due to the consolidation of NHT.
Advisory and administrative fees. For the three months ended March 31, 2025, the Company incurred administrative fees and advisory fees of $3.6 million. For the three months ended March 31, 2024, the Company incurred administrative fees and advisory fees of $3.2 million. The increase between the three months ended March 31, 2025 and the three months ended March 31, 2024, is primarily due to the addition of fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement from the consolidation of NHT.
Property general and administrative expenses. Property general and administrative expenses were $2.0 million for the three months ended March 31, 2025, compared to $0.7 million for the three months ended March 31, 2024, which was an increase of approximately $1.3 million. The increase between the periods is primarily attributed to the NHT consolidation.
Corporate general and administrative expenses. Corporate general and administrative expenses were $2.9 million for the three months ended March 31, 2025, compared to $2.8 million for the three months ended March 31, 2024, which was an increase of approximately $0.1 million. The increase between periods was primarily due to an increase in legal and professional fees.
Depreciation and amortization. Depreciation and amortization costs were $3.9 million for the three months ended March 31, 2025, compared to $2.8 million for the three months ended March 31, 2024, which was an increase of approximately $1.1 million. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets. The increase between the periods was primarily due to the NHT consolidation.
Impairment loss. Impairment loss was $1.8 million for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024, which was an increase of approximately $1.8 million. The increase between the periods was due to an increase in impairment charges relating to the Addison Property.
Other Income and Expense
Interest expense. Interest expense was $7.3 million for the three months ended March 31, 2025, compared to $4.5 million for the three months ended March 31, 2024, which was an increase of approximately $2.8 million. The increase between the periods was primarily due to the NHT consolidation.
Equity in income (losses) of unconsolidated ventures. Equity in losses of unconsolidated ventures was $(0.4) million for the three months ended March 31, 2025, compared to $(1.2) million for the three months ended March 31, 2024, which was an increase of approximately $0.8 million. The decrease between periods was primarily due to a decrease in net income at Marriott Uptown.
Income tax expense (benefit). The Company has recorded income tax expense (benefit) of $1.2 million associated with the TRSs for the three months ended March 31, 2025 and $0.6 million associated with the TRSs for the three months ended March 31, 2024. The tax expense for the three months ended March 31, 2025 is partially increased by the annual change in valuation allowance on a deferred tax asset of $(2.2) million, and an income tax expense of $0.6 million for a net expense of $2.8 million for the three months ended March 31, 2025 that is recorded on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(33.3) million for the three months ended March 31, 2025, compared to $6.3 million for the three months ended March 31, 2024, which was a decrease of approximately $(39.6) million. The losses for the three months ended March 31, 2025 were largely driven by mark-to-market losses on common units of VineBrook of $9.7 million, IQHQ, LP (“IQHQ LP”) interests of $5.8 million and United Development Funding IV common equity of $5.2 million. The gains for the three months ended March 31, 2024 were largely driven by redemptions of the legacy CLO positions, which generated realized losses and a positive change in unrealized, mark-to-market gains on NSP common equity of $1.3 million, offset by NREF OP Units of $6.8 million, and NREF common stock of $2.9 million.

Realized gains (losses). Realized gains (losses) were $1.5 million for the three months ended March 31, 2025, compared to $(21.9) million for the three months ended March 31, 2024, which was an increase of approximately $23.4 million. The gains for the three months ended March 31, 2025 were primarily driven by realized gains on United Development Funding IV common equity. The losses for the three months ended March 31, 2024 were primarily driven by realized losses on the legacy CLOs of $22.8 million.
Non-GAAP Measurements
Consolidated Net Operating Income and Same Store Net Operating Income
Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties between segments and to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory fees and administrative fees, (3) the impact of depreciation and amortization, (4) corporate general and administrative expenses, (5) income tax expenses, (6) non-operating property investment revenue, (7) realized and change in unrealized gains (losses) generated from non-real estate investments, (8) equity in income (losses) of unconsolidated equity method ventures, and (9) impairment loss.
The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital, which may have changed or may change in the future. Corporate general and administrative expenses, advisory fees and administrative fees, and income tax expenses are eliminated because they do not reflect continuing operating costs of the property. Depreciation and amortization expenses and impairment loss are eliminated because they may not accurately represent the actual change in value in our properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Equity in income (losses) of unconsolidated equity method ventures are eliminated because they do not reflect continuing operating costs of the properties. Non-operating property investment revenue and realized and change in unrealized gains (losses) from non-real estate investments are eliminated as they do not reflect continuing operating costs of the properties. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes corporate general and administrative expenses, interest expense, advisory fees and administrative fees, income tax expenses, depreciation and amortization expense, non-operating property investment revenue and realized and change in unrealized gains and losses generated from non-real estate investments, equity in income or losses of unconsolidated equity method ventures, and impairment loss, all of which may be material values. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
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
There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three months ended March 31, 2025, and 2024 (our "Same Store" properties). Our Same Store properties exclude Cityplace as of

March 31, 2025 and 2024, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude the NHT segment, as the properties in that segment were not held in the comparable period.
Consolidated NOI and Same Store NOI for the Three Months Ended March 31, 2025 and 2024
The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three months ended March 31, 2025 and 2024 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended March 31
	2025	2024
Net loss	$(35,106)	$(21,548)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,642	3,246
Corporate general and administrative expenses	2,927	2,835
Income tax expense	1,213	550
Depreciation and amortization	3,909	2,796
Interest expense	7,276	4,531
Non-operating property investment revenue¹	(13,935)	(8,731)
Realized (gains) losses from non-real estate investments	(1,530)	21,872
Change in unrealized (gains) losses from non-real estate investments	33,322	(6,290)
Equity in (income) losses of unconsolidated equity method ventures	357	1,154
Impairment loss	1,752	—
NOI	$3,827	$415
Less Non-Same Store
Revenues	$(14,777)	$(3,752)
Operating expenses	11,154	3,507
Same Store NOI	$204	$170
(1)Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three months ended March 31, 2025 to net income (loss), the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended March 31,
	2025			2024
	NexPoint Diversified Real Estate Trust	NexPoint Hospitality Trust	Total	NexPoint Diversified Real Estate Trust¹
Net loss	$(30,910)	$(4,196)	$(35,106)	$(21,548)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,341	301	3,642	3,246
Corporate general and administrative expenses	2,355	572	2,927	2,835
Income tax expense	961	252	1,213	550
Depreciation and amortization	2,792	1,117	3,909	2,796
Interest expense	3,726	3,550	7,276	4,531
Non-operating property investment revenue²	(13,630)	(305)	(13,935)	(8,731)
Realized (gains) losses from non-real estate investments	(1,530)	—	(1,530)	21,872
Change in unrealized (gains) losses from non-real estate investments	33,322	—	33,322	(6,290)
Equity in (income) losses of unconsolidated equity method ventures	357	—	357	1,154
Impairment loss	—	1,752	1,752	—
NOI	$783	$3,043	$3,827	$415
Less Non-Same Store
Revenues	$(3,538)	$(11,239)	$(14,777)	$(3,752)
Operating expenses	3,376	7,778	11,154	3,507
Same Store NOI	$622	$(418)	$204	$170
(1)As of March 31, 2024, there was only one reporting segment.
(2)Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2025 and 2024
The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2025 and 2024 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended March 31
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$359	$322	$37	11.5%
Same Store revenues	359	322	37	11.5%
Non-Same Store
Rental income	3,286	3,725	(439)	-11.8%
Other income	252	27	225	N/M	(1)
Rooms	10,350	—	10,350	—%
Food and beverage	889	—	889	—%
Non-Same Store revenues	14,777	3,752	11,025	N/M	(1)
Total revenues	15,136	4,074	11,062	N/M	(1)

Operating expenses
Same Store
Property operating expenses	64	49	15	30.6%
Real estate taxes and insurance	66	80	(14)	-17.5%
Property management fees	19	17	2	11.8%
Property general and administrative expenses	6	6	—	—%
Same Store operating expenses	155	152	3	2.0%
Non-Same Store
Property operating expenses	6,895	1,528	5,367	N/M	(1)
Real estate taxes and insurance	1,775	1,159	616	N/M	(1)
Property management fees	500	159	341	N/M	(1)
Property general and administrative expenses	1,984	661	1,323	N/M	(1)
Non-Same Store operating expenses	11,154	3,507	7,647	N/M	(1)
Total operating expenses	11,309	3,659	7,650	N/M	(1)

NOI
Same Store	204	170	34	20.0%
Non-Same Store	3,623	245	3,378	N/M	(1)
Total NOI	$3,827	$415	$3,412	N/M	(1)
(1)Denotes that the significant percentage change in the current period comparison is primarily attributed to the consolidation of NHT.
See reconciliation of net income (loss) to NOI above under “Consolidated NOI and Same Store NOI for the Three Months Ended March 31, 2025 and 2024.”

Consolidated Same Store Results of Operations for the Three Months Ended March 31, 2025 and 2024
As of March 31, 2025, our Same Store properties were approximately 52.1% leased with a weighted average monthly effective occupied rent per square foot of $1.10, compared to 51.5% leased with a weighted average monthly effective occupied rent per square foot of $1.21 as of March 31, 2024. For our Same Store properties, we recorded the following operating results for the three months ended March 31, 2025 and 2024.
Revenues
Rental Income. Rental income was $358.8 thousand for the three months ended March 31, 2025, compared to $321.6 thousand for the three months ended March 31, 2024, which is an increase of approximately $37.3 thousand or 11.5%. The majority of the increase between the three months ended March 31, 2025 and the three months ended March 31, 2024 is related to a decrease in the amortization of above- and below-market leases. Above-market leases decrease rental income as they are amortized, while below-market leases increase rental income.
Expenses
Property operating expenses. Property operating expenses were $64.4 thousand for the three months ended March 31, 2025, compared to $48.9 thousand for the three months ended March 31, 2024, which was an increase of approximately $15.5 thousand or 30.6%. The majority of the increase between the three months ended March 31, 2025 and the three months ended March 31, 2024 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $65.5 thousand for the three months ended March 31, 2025, compared to $79.8 thousand for the three months ended March 31, 2024, which was a decrease of approximately $14.3 thousand or 17.5%. The majority of the decrease between the three months ended March 31, 2025 and the three months ended March 31, 2024 is related to a decrease in the property tax budget.
Property management fees. Property management fees were $18.6 thousand for the three months ended March 31, 2025, compared to $17.0 thousand for the three months ended March 31, 2024, which was an increase of approximately $1.6 thousand, or 11.8%. The increase between the three months ended March 31, 2025 and the three months ended March 31, 2024 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $6.4 thousand for the three months ended March 31, 2025, compared to $6.2 thousand for the three months ended March 31, 2024, which was an increase of approximately $0.2 thousand, which was not a material change. The majority of the increase between the three months ended March 31, 2025 and the three months ended March 31, 2024 is related to an increase in professional fees.
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
The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

		For the Three Months Ended March 31	For the Three Months Ended March 31
		2025	2024	% Change (1)
Net income (loss)		$(35,106)	$(21,548)	N/M
Depreciation and amortization		3,909	2,796	39.8%
Realized (gains) losses		(1,519)	21,872	N/M
Impairment loss		1,752	—	—%
Adjustment for noncontrolling interests		615	—	—%
FFO		(30,349)	3,120	N/M
Distributions to Series A preferred shareholders		(1,155)	(1,155)	—%
Distributions to Series B preferred shareholders		(2)	—	—%
FFO attributable to common shareholders		(31,506)	1,965	N/M

FFO per share - basic		$(0.73)	$0.05	N/M
FFO per share - diluted		$(0.73)	$0.05	N/M

Equity-based compensation expense		804	547	47.0%
Amortization of deferred financing costs - long term debt		143	271	-47.2%
Change in unrealized (gains) losses		33,322	(6,290)	N/M
AFFO attributable to common shareholders		2,763	(3,507)	N/M

AFFO per share - basic		$0.06	$(0.09)	N/M
AFFO per share - diluted		$0.06	$(0.09)	N/M

Weighted average common shares outstanding - basic		42,899	38,572	11.2%
Weighted average common shares outstanding - diluted	(2)	44,297	39,321	12.7%

Distributions declared per common share		$0.15	$0.15	—%
Net income (loss) coverage	(3)	-5.46x	-3.72x	35.59%
FFO Coverage - diluted	(3)	-4.87x	0.33x	N/M
AFFO Coverage - diluted	(3)	0.4x	-0.69x	N/M
(1)Represents the percentage change for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
(2)The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(3)Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over distributions declared per common share during the period.
The three months ended March 31, 2025 as compared to the three months ended March 31, 2024

FFO was $(30.3) million for the three months ended March 31, 2025, compared to $3.1 million for the three months ended March 31, 2024, which was a decrease of approximately $33.4 million. The change in our FFO between the three months ended March 31, 2025 and the three months ended March 31, 2024 primarily relates to an increase in unrealized losses, primarily attributed to decreases in mark-to-market values of our investments at fair value.
AFFO was $2.8 million for the three months ended March 31, 2025, compared to $(3.5) million for the three months ended March 31, 2024, which was an increase of approximately $6.3 million. The change in our AFFO between the three months ended March 31, 2025 and the three months ended March 31, 2024 primarily relates to an increase in dividend income from our equity investments.
Net Asset Value
The SEC does not provide rules on the methodology we must use to determine our NAV or NAV per common share. The determination of NAV involves a number of subjective assumptions, estimates and judgments that may not be accurate or complete. We believe there is no established practice among REITs for calculating NAV. Different firms using different property-specific, general real estate, capital markets, economic and other assumptions, estimates and judgments could derive a NAV that could be significantly different from our NAV. Thus, other public REITs methodologies used to calculate NAV may differ materially from ours. Additionally, our NAV differs from the values of our real estate assets as calculated in accordance with GAAP, in that we calculate NAV based on the consolidated balance sheets as total assets minus total liabilities, less any equity attributable to preferred shareholders (such as the Series A Preferred Shares and the Series B Preferred Shares) and noncontrolling interests. Our NAV per common share is calculated by dividing our NAV by our diluted common shares outstanding, which represents the aggregate of our common shares outstanding plus any unvested restricted share units as of the last day of the reporting period. We calculate NAV per common share on a quarterly basis beginning with the quarter ended December 31, 2024.
The presentation of NAV and NAV per common share below is intended to be the Applicable NAV (as defined in the statement of preferences of the Series B Preferred Shares) for purposes of the offering of the Series B Preferred Shares. The below table presents the NAV calculation (in thousands, except per common share amounts):

As Of	Total Assets	Total Liabilities	Series A Preferred Shares (1)	Series B Preferred Shares (2)	NCI	NAV	Diluted Common Shares Outstanding	NAV Per Common Share
March 31, 2025	1,179,554	(381,554)	(83,252)	(200)	4,915	719,463	44,118	$16.31
(1)Represents the liquidation preference, net of approximately $738 thousand issuance costs, from the issuance of the Company’s 5.50% Series A Cumulative Preferred Shares.
(2)Represents the liquidation preference, net of approximately $100 thousand issuance costs, from the issuance of the Company’s 9.00% Series B Cumulative Preferred Shares.
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance, the Series B Preferred Offering and, if necessary, future debt or equity issuances. As of March 31, 2025, we had $9.5 million of cash available to meet our short-term liquidity requirements. As of March 31, 2025, we also had $32.2 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of March 31, 2025, we also had $0.6 million of restricted cash held in reserve by the lender on the NexBank Revolver. These reserves are to be used for future interest payments on the debt facility. As of March 31, 2025, we also had $8.6 million of restricted cash reserves associated with the NHT segment for brand-mandated performance improvement plans and furniture, fixtures and equipment upgrades arising from the execution of the Company’s franchise agreement and future insurance and property tax expenses.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional properties, make additional accretive investments pursuant to our investment strategy, renovations and other capital expenditures to improve our properties and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, including the Series B Preferred Offering, and which may also include a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, and property and non-real estate asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The success of our business strategy will depend, in part, on our ability to access these various capital sources.
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
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and distribution requirements for the twelve-month period following March 31, 2025. See “—Debt” for additional details regarding our indebtedness and related liquidity requirements.

Series B Preferred Shares Offering
On January 30, 2025, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of up to $400.0 million. The Series B Preferred Shares are convertible at the option of the holder thereof into our common shares beginning on the first day of the month following the third anniversary of the date of original issuance of the shares to be converted if the 5-day volume weighted average price of our common shares on the NYSE ending on the trading day immediately preceding the date the holder delivers a duly completed conversion notice to the Company (such 5-day VWAP, the “Market Price”) represents a 15.0% premium to the estimated fair market NAV of the Company per common share as most recently published by the Company at the time of issuance of the applicable Series B Preferred Share (the “Minimum Market Price Trigger”). If the Minimum Market Price Trigger is satisfied, the Series B Preferred Shares will be convertible at a 6%, 10% or 12% discount to the Market Price beginning on the first day of the month following the third, fourth and fifth anniversary of the date of original issuance of the shares to be converted, respectively. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Shares are redeemable at the option of the holder at a redemption price per share equal to the stated value of $25.00 per share, plus all accrued but unpaid cash distributions and less certain redemption fees. After the first day of the first quarter following the second anniversary of the date of original issuance, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company’s agreement and declaration of trust and the statement of preferences setting forth the terms of the Series B Preferred Shares, at a redemption price per share equal to the stated value of $25.00 per share, plus any accrued but unpaid cash distributions. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of the Company’s common shares for so long as the common shares are listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of March 31, 2025, the Company has sold 12,700 shares of the Series B Preferred Shares for total gross proceeds of $0.3 million.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31
	2025	2024
Net cash provided by (used in) operating activities	$7,076	$(2,555)
Net cash provided by investing activities	9,526	7,436
Net cash used in financing activities	(14,584)	(4,361)
Net decrease in cash, cash equivalents and restricted cash	2,018	520
Cash, cash equivalents and restricted cash, beginning of period	48,901	53,169
Cash, cash equivalents and restricted cash, end of period	$50,919	$53,689
Cash flows from operating activities. During the three months ended March 31, 2025, net cash provided by (used in) operating activities was $7.1 million, compared to net cash provided by operating activities of $(2.6) million for the three months ended March 31, 2024. The change in cash flows from operating activities was mainly due to an increase in dividend income from equity securities.

Cash flows from investing activities. During the three months ended March 31, 2025, net cash provided by investing activities was $9.5 million, compared to net cash provided by investing activities of $7.4 million for the three months ended March 31, 2024. The change in cash flows from investing activities was attributed to proceeds from held-for-sale properties of $8.3 million and a return of capital from the Marriott Uptown equity method investment of $15.1 million.
Cash flows from financing activities. During the three months ended March 31, 2025, net cash used in financing activities was $(14.6) million, compared to net cash used in financing activities of $(4.4) million for the three months ended March 31, 2024. The change in cash flows from financing activities was due to paydowns on the mortgage debt with proceeds from the held-for-sale assets.
Debt
Mortgage Debt
As of March 31, 2025, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $243.4 million at a weighted average interest rate of 7.54%. See Note 6 to our consolidated financial statements for additional information.
We intend to invest in additional real estate investments as suitable opportunities arise and adequate sources of equity and debt financing are available. We expect that future investments in properties, including any improvements or renovations of current or newly acquired properties, will depend on and will be financed by, in whole or in part, our existing cash, future borrowings and the proceeds from additional issuances of common shares, Series B Preferred Shares or other securities or investment and property dispositions.
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
Cityplace Debt
Effective March 8, 2025, the lender agreed to defer the maturity of the Cityplace debt by twelve months to March 8, 2026. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility ("Credit Facility") with Raymond James Bank, N.A. and drew the full balance. Prior to October 20, 2023, the Company paid down the outstanding amount under the Credit Facility to $1.0 million. Amounts repaid by the Company under the Credit Facility could not be reborrowed. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. As of March 31, 2025, the Credit Facility bore interest at the one-month SOFR plus 4.25%. During the three months ended March 31, 2025, the Company paid down $3.0 million on the Credit Facility. As of March 31, 2025, the Credit Facility had an outstanding balance of $8.0 million. For additional information regarding our Credit Facility, see Note 6 to our consolidated financial statements.
The Credit Facility will mature on October 6, 2025 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.
Revolving Credit Facility

On May 22, 2023, the Company entered into the revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million, and with the option to extend the maturity two times by six months. As of March 31, 2025, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2025. On May 21, 2024, the Company elected to use one of the two extension options to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to use the second extension option to extend the maturity by six months to May 21, 2025. On October 22, 2024, the Company amended the NexBank Revolver agreement to allow for the Lubbock property to be used as collateral for the debt. As of March 31, 2025, the NexBank Revolver had an outstanding balance of $16.5 million. As of March 31, 2025, the Company held $0.6 million in restricted cash in the interest reserve account.
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
Mortgages Payable, NHT
On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on September 8, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on September 8, 2025. As of March 31, 2025, the Note A Loan and Note B Loan had an outstanding balance of $44.7 million and $21.5 million and effective interest rates of 6.33% and 10.79%, respectively.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into the PC & B Loan with an original maturity date of February 5, 2025. See Note 14 for a discussion of the extension of the maturity date of the PC & B Loan. The outstanding balance on the PC & B Loan at March 31, 2025 was $37.9 million, with $1.4 million available to draw on for renovation purposes as of March 31, 2025.
The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require NHT to comply with affirmative and negative covenants. As of March 31, 2025, NHT OP, the guarantor of certain obligations under the PC & B Loan documents, was not in compliance with the PC & B Loan covenants related to the minimum net worth and the minimum liquid assets. AREEIF Lender, LLC, the lender under the PC & B Loan, has not granted a waiver for the covenant violations as of March 31, 2025. While the lender under the PC & B Loan has not indicated that it will accelerate the PC & B Loan, the lender has the ability under the loan documents to do so if the conditions remain uncured after the giving of notice and expiration of a cure period. There can be no assurance that the lender under the PC & B Loan will waive such covenant beaches, and discussions regarding such a waiver are ongoing. The PC & B Loan is secured by mortgages on our Park City and Bradenton properties. Should the lender under the PC & B Loan exercise its remedies under the relevant loan documents, up to and including the acceleration of the full amount of the PC & B Loan, it may have a material adverse impact on our financial condition, liquidity and results of operations. If we are unable to pay the amount due upon acceleration, the lender under the PC & B Loan may elect to foreclose on the Park City and Bradenton properties to satisfy the indebtedness.
Convertible Notes, NHT
NHT OP also entered into several convertible notes with affiliates of the NHT Adviser since January 8, 2019. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance. As of March 31, 2025, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $50.7 million.

Obligations, Commitments and Investment Opportunities
The following table summarizes our contractual obligations and commitments as of March 31, 2025 for the next five calendar years subsequent to March 31, 2025.

	Payments Due by Period (in thousands)
	Total		2025	2026	2027	2028	2029	Thereafter
Property Level Debt
Principal payments	$266,680		$79,454	$177,226	$—	$—	$10,000	$—
Interest expense	18,898		13,092	3,217	1,000	1,000	589	—
Total	$285,578		$92,546	$180,443	$1,000	$1,000	$10,589	$—

Prime Brokerage Borrowing
Principal payments	$1,242		$—	$—	$—	$—	$—	$1,242	(1)
Interest expense	285		45	60	60	60	60	—	(1)
Total	$1,527		$45	$60	$60	$60	$60	$1,242

Series A Preferred Shares
Distribution payments	N/A	(2)	$—	$1,733	$2,310	$2,310	$2,310	N/A	(2)

Series B Preferred Shares
Distribution payments	N/A	(2)	$—	$6	$8	$8	$8	N/A	(2)

Credit Facility
Principal payments	$82,471		$24,485	$—	$20,500	$—	$—	$37,486
Interest expense	26,426		2,442	2,541	1,574	1,413	1,413	17,043
Total	$108,897		$26,927	$2,541	$22,074	$1,413	$1,413	$54,529

Total contractual obligations and commitments	$396,002		$119,518	$184,783	$25,452	$4,791	$14,380	$55,771
(1)Assumes no additional borrowings or repayments. The Prime Brokerage (as defined below) balance has no stated maturity date.
(2)The Series A & B Preferred Shares are perpetual.
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
For the three months ended March 31, 2025, the Company expensed $3.6 million, related to the Fees. Of this $3.6 million, $1.2 million is related to shares that were, or are expected to be issued in lieu of cash.
NHT Advisory Agreement
As consideration for the NHT Adviser’s services under the NHT Advisory Agreement, we pay the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value. Pursuant to the terms of the NHT Advisory Agreement, NHT will reimburse the NHT Adviser for all documented Operating Expenses and offering expenses it incurs on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From April 19, 2024 to March 31, 2025, NHT incurred expenses subject to the NHT Expense Cap of $4.1 million.
NHT and/or NHT OP may elect to acquire all of the outstanding and issued equity interests of the NHT Adviser (the “Internalization”) by exercising its rights, in its sole discretion, under the NHT Advisory Agreement (subject to certain terms and conditions) to effect the Internalization. NHT will pay the NHT Adviser a fee equal to three times the prior 12 months’ advisory fee as consideration for an Internalization (the “Internalization Fee”). The Internalization Fee is limited to 7.5% of the combined equity value of NHT and NHT OP on a consolidated basis as of the date of the Internalization. The Internalization has not occurred as of March 31, 2025.
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
IQHQ Subscription Agreement and Warrant
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

In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the OP, along with NREF, through certain subsidiaries, and certain entities advised by affiliates of our Adviser (the “IQHQ Participating Purchasers”) entered into a participation rights agreement with Bridge Investor I pursuant to which the OP and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the IQHQ Subscription Agreement and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, the OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. NREF would be required to fund any amounts not funded by the IQHQ Participating Purchasers and the OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay NREF or the OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to NREF or the OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Bridge Warrant to any parties to the participation rights agreement.
As of the March 31, 2025, the OP has not funded any amounts.
Income Taxes
I.U.S REIT Status
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $2.8 million associated with the TRSs for the three months ended March 31, 2025, which is largely driven by income from the Company’s preferred stock investments and investments in debt instruments not secured by mortgages on real property. The tax expense is increased by the annual change in valuation allowance on a deferred tax asset of $2.2 million and income tax expense of $0.6 million for a net expense of $2.8 million for the three months ended March 31, 2025, that is recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss).
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of March 31, 2025, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of March 31, 2025 and to our knowledge, we have no examinations in progress and none are expected at this time.
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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2025. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).
II.Canadian mutual fund status
As of March 31, 2025, NHT is a mutual fund trust pursuant to the Tax Act. Under current tax legislation, a mutual fund trust that is not a SIFT pursuant to the Tax Act is entitled to deduct distributions of taxable income such that it is not liable to pay Canadian income taxes provided that its taxable income is fully distributed to unitholders. As of March 31, 2025, NHT intends to qualify as a mutual fund trust that is not a SIFT and to make distributions not less than the amount necessary to ensure that NHT will not be liable to pay Canadian income taxes.
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
We will make distribution payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our distributions and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a distribution on our common shares of $0.15 per share which was paid on March 31, 2025 to shareholders of record on February 28, 2025. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Our Board declared a distribution on our Series A Preferred Shares of $0.34375 per share which was paid on March 31, 2025, to shareholders of record on March 24, 2025. Our Board declared a distribution on our Series B Preferred Shares of $0.1875 per share which was paid on April 7, 2025, to shareholders of record on March 25, 2025. We expect that distributions on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
The purpose of paying the elective share distribution partially in shares and partially in cash is to conserve cash for additional investments at the Company. The Company may revert to paying the distribution solely in cash at some point in the future when cash flow from operations supports such a cash distribution. However, there can be no assurance that cash flow from operations will be able to support a cash distribution in the future.
Off-Balance Sheet Arrangements
As of March 31, 2025, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
The Company is a guarantor on dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser. As of March 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $12.5 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount. See Note 13 to our consolidated financial statements for additional information.
The Company is a guarantor on one of NSP’s loans, with an aggregate principal amount of $750.0 million outstanding as of March 31, 2025. The obligations consist of liability for losses suffered by the lender arising out of certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the related loan agreement. See Note 13 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of NHT's loans with an aggregate principal amount of $66.2 million as of March 31, 2025. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. NHT is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace’s loans with an aggregate principal amount of $139.4 million as of March 31, 2025. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of March 31, 2025, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.
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
Valuation of Level 3 Fair Valued Investments
As of March 31, 2025, approximately 42.4% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 9 to our consolidated financial statements, “Fair Value Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the three months ended March 31, 2025, the unrealized gains (loss) related to the change in fair value of level 3 investments is $(29.0) million. See Note 9 to our consolidated financial statements for additional disclosures regarding the valuation of level 3 fair valued investments.
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
Impairment
Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. The Company did not record any impairment charges for the three months ended March 31, 2025. The Company did not record any impairment charges for the three months ended March 31, 2024.
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of March 31, 2025 and December 31, 2024, there were two and one properties classified as held for sale, respectively. In addition to the net real estate assets, the consolidated balance sheets also includes approximately $0.2 million and $0.1 million of accounts receivable and prepaid and other assets, and approximately $0.8 million and $0.8 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 the Company recorded approximately $1.8 million of losses on real estate held for sale, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not record any losses on real estate held for sale for the three months ended March 31, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On January 31, 2025, the Company issued a total of 257,552.62 common shares of the Company to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement. These shares were issued in a private placement and the proceeds were used to support the ongoing operations of the Company. The Company issued the common shares to the Adviser in reliance upon Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not required for smaller reporting companies.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 15, 2025, the Company entered into an amendment to the NexBank Revolver with NexBank (the “NexBank Amendment”), pursuant to which the maturity date of the NexBank Revolver was extended to November 21, 2025. Additionally, the NexBank Amendment provides for three additional six-month extension options that may be exercised by the Company. The NexBank Amendment otherwise does not amend the terms of the NexBank Revolver.
A trustee and officer of the Company also (i) is the beneficiary of a trust that indirectly owns 100% of the limited partnership interests in the parent of the Adviser and directly owns 100% of the general partnership interests in the parent of the Adviser and (ii) is a director of NexBank Capital, the holding company of NexBank, directly owns a minority of the common stock of NexBank, and is the beneficiary of a trust that directly owns a substantial portion of the common stock of NexBank.
The foregoing description of the NexBank Amendment is a summary and is qualified in its entirety by reference to the full texts of the NexBank Amendment, which is filed as Exhibit 10.2 to this Form 10-Q.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

3.1
Statement of Preferences of 9.00% Series B Cumulative Redeemable Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).

10.1
Dealer Manager Agreement, by and between NexPoint Diversified Real Estate Trust and NexPoint Securities, Inc., dated January 30, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).

10.2*
Second Amendment to Loan Agreement, by and among NexPoint Diversified Real Estate Trust Operating Partnership, L.P., NexPoint Real Estate Capital, LLC, NexPoint Real Estate Opportunities, LLC and NexBank.

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

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President	May 15, 2025
Jim Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Treasurer, and Assistant Secretary	May 15, 2025
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)