Form 10-Q
period 2025-06-30
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2025-08-14
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 14, 2025, the registrant had 47,348,941.52 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-Q
Quarter Ended June 30, 2025
i

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our business and investment strategies, plans or intentions, our liquidity and capital resources, our performance and results of operations, expectations on our ability to refinance debt as necessary and repositioning of the portfolio of the Hospitality segment contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” "plan," "potential," “estimate,” “project,” "target," “should,” “will,” “would,” “result,” "goal," "could," "future," "continue," "if," the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
ii

•We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Advisors, L.P. (“NexPoint” or our “Sponsor”), members of the NexPoint Real Estate Advisors X, L.P. (our “Adviser”) management team or their affiliates;
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
•We pay substantial fees and expenses to our Adviser and its affiliates, which payments increase the risk that shareholders will not earn a profit on their investment;
•If we fail to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, cash available for distributions to be paid to our shareholders could decrease materially, which would limit our ability to make distributions to our shareholders; and
•Any other risks included under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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
iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Consolidated Real Estate Investments
Land	$62,228	$62,227
Buildings and improvements	313,105	312,200
Intangible lease assets	10,979	10,979
Construction in progress	24,824	24,689
Furniture, fixtures, and equipment	10,232	10,124
Right-of-use assets ($624 and $712 with related parties, respectively)	2,088	2,176
Total Gross Consolidated Real Estate Investments	423,456	422,395
Accumulated depreciation and amortization	(42,547)	(35,002)
Total Net Consolidated Real Estate Investments	380,909	387,393
Real estate held for sale	—	29,890
Total Net Real Estate Investments	380,909	417,283
Investments, at fair value ($442,281 and $493,909 with related parties, respectively)	591,045	643,432
Equity method investments ($614 and $407 with related parties, respectively)	35,205	54,429
Investments in DSTs ($33,559 and $30,559, with related parties, respectively)	33,559	30,559
Cash and cash equivalents	4,730	8,791
Restricted cash	44,141	40,110
Accounts receivable, net	5,293	4,463
Prepaid and other assets ($0 and $7,315 with related parties, respectively)	10,206	17,500
Accrued interest and dividends	2,577	5,495
Interest rate caps	479	159
Deferred tax asset, net	2,846	2,618
Total Assets	$1,110,990	$1,224,839

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net ($10,000 and $10,000 with related parties, respectively)	$228,170	$261,945
Notes payable, net ($65,670 and $66,731 with related parties, respectively)	83,877	90,888
Prime brokerage borrowing	4,410	1,222
Accounts payable and other accrued liabilities	21,796	22,739
Income tax payable	—	255
Accrued real estate taxes payable	2,630	226
Accrued interest payable	9,716	8,724
Security deposit liability	367	389
Prepaid rents	521	1,053
Intangible lease liabilities, net	2,602	3,139
Lease liability ($686 and $721 with related parties, respectively)	686	721
Total Liabilities	354,775	391,301

Redeemable Series B Preferred shares, $0.001 par value: 16,000,000 authorized: 145,554 and 0 shares issued and outstanding, respectively	3,171	—
Redeemable noncontrolling interests in the OP	336	—

Equity:
Shareholders' Equity
Series A Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 47,421,929 and 42,679,569 shares issued and outstanding, respectively	47	43
Additional paid-in capital	1,048,828	1,039,280
Accumulated earnings (loss)	(296,170)	(202,818)
Total Shareholders' Equity	752,708	836,508
Noncontrolling interests	—	(2,970)
Total Equity	752,708	833,538
TOTAL LIABILITIES AND EQUITY	$1,110,990	$1,224,839
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2025	2024	2025	2024
Revenues
Rental income ($69, $68, $138 and $135 with related parties, respectively)	$3,713	$3,985	$7,358	$8,032
Rooms	6,281	8,200	16,631	8,200
Food and beverage	750	812	1,639	812
Interest income ($375, $584, $920 and $1,066 with related parties, respectively)	2,295	1,708	4,397	3,390
Dividend income ($7,590, $6,948, $15,113 and $13,853 with related parties, respectively)	7,682	7,196	19,492	14,245
Other income	313	373	591	400
Total revenues	21,034	22,274	50,108	35,079
Expenses
Property operating expenses ($52, $0, $113 and $0 with related parties, respectively)	5,523	6,756	12,484	8,333
Property management fees ($183, $176, $363 and $361 with related parties, respectively)	387	185	906	361
Real estate taxes and insurance	1,573	1,775	3,414	3,014
Advisory and administrative fees	7,020	3,443	10,662	6,689
Property general and administrative expenses ($69, $68, $138 and $135 with related parties, respectively)	1,616	2,225	3,607	2,892
Corporate general and administrative expenses	1,020	3,195	3,947	6,030
Depreciation and amortization	4,028	4,102	7,937	6,898
Impairment loss	—	—	1,752	—
Total expenses	21,167	21,681	44,709	34,217
Operating income (loss)	(133)	593	5,399	862
Interest expense	(6,637)	(7,851)	(13,913)	(12,382)
Equity in income (losses) of unconsolidated equity method ventures ($160, $156, $206 and $370 with related parties, respectively)	190	196	(167)	(958)
Change in unrealized gains (losses) ($(36,775), $3,295, $(56,711) and $(12,381) with related parties, respectively)	(41,637)	(3,154)	(74,959)	3,136
Realized gains (losses) ($3,462, $0, $3,462 and $0 with related parties, respectively)	3,462	(3)	4,981	(21,875)
Gain on sales of real estate	26	—	37	—
Net income (loss) before income taxes	(44,729)	(10,219)	(78,622)	(31,217)
Income tax expense	641	(303)	(572)	(853)
Net loss	(44,088)	(10,522)	(79,194)	(32,070)
Net (income) loss attributable to Series A preferred shareholders	(1,155)	(1,155)	(2,310)	(2,310)
Net (income) loss attributable to Series B preferred shareholders	(28)	—	(30)	—
Net (income) loss attributable to noncontrolling interests	—	1,894	1,945	1,894
Net (income) loss attributable to redeemable noncontrolling interests in the OP	20	—	20	—
Net loss attributable to common shareholders	$(45,251)	$(9,783)	$(79,569)	$(32,486)

Weighted average common shares outstanding - basic	45,687	39,616	44,303	39,094
Weighted average common shares outstanding - diluted	45,687	39,616	44,303	39,094

Loss per share - basic	$(0.99)	$(0.24)	$(1.80)	$(0.83)
Loss per share - diluted	$(0.99)	$(0.24)	$(1.80)	$(0.83)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Total
Three Months Ended June 30, 2025	Number of Shares	Amount	Number of Shares	Amount
Balances, March 31, 2025	3,359,593	$3	44,517,013	$45	$1,046,414	$(243,747)	$(4,915)	$797,800
Stock-based compensation expense	—	—	114,604	—	1,671	—	—	1,671
Shares issued to Adviser for admin and advisory fees	—	—	298,883	1	1,391	—	—	1,392
Net loss attributable to common shareholders	—	—	—	—	—	(45,251)	—	(45,251)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	—	1,155
Common share distributions declared ($0.15 per share)	—	—	1,406,836	—	5,486	(7,172)	—	(1,686)
Series A preferred share distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Acquisition of noncontrolling interests in NHT	—	—	1,084,593	1	(6,134)	—	4,915	(1,218)
Balances, June 30, 2025	3,359,593	$3	47,421,929	$47	$1,048,828	$(296,170)	$—	$752,708

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Total
Six Months Ended June 30, 2025	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2024	3,359,593	$3	42,679,569	$43	$1,039,280	$(202,818)	$(2,970)	$833,538
Stock-based compensation expense	—	—	358,173	—	2,153	—	—	2,153
Shares issued to Adviser for admin and advisory fees	—	—	556,436	1	2,893	—	—	2,894
Net loss attributable to common shareholders	—	—	—	—	—	(79,569)	—	(79,569)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,945)	(1,945)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	2,310	—	2,310
Common share distributions declared ($0.30 per share)	—	—	2,743,158	2	10,636	(13,783)	—	(3,145)
Series A preferred share distributions declared ($0.68750 per share)	—	—	—	—	—	(2,310)	—	(2,310)
Acquisition of noncontrolling interests in NHT	—	—	1,084,593	1	(6,134)	—	4,915	(1,218)
Balances, June 30, 2025	3,359,593	3	47,421,929	47	1,048,828	(296,170)	$—	$752,708

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interest	Total
Three Months Ended June 30, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, March 31, 2024	3,359,593	$3	39,301,419	$39	$1,018,136	$(155,155)	$—	$863,023
Noncontrolling interests from NHT Acquisition	—	—	—	—	—	—	6,873	6,873
Stock-based compensation expense	—	—	145,433	—	900	—	—	900
Shares issued to Adviser for admin and advisory fees	—	—	208,117	1	1,353	—	—	1,354
Net loss attributable to common shareholders	—	—	—	—	—	(9,783)	—	(9,783)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(1,894)	(1,894)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	—	1,155
Common share distributions declared ($0.15 per share)	—	—	995,149	1	4,755	(6,163)	—	(1,407)
Series A preferred shares distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, June 30, 2024	3,359,593	3	40,650,118	41	1,025,144	(171,101)	4,979	859,066
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interest	Total
Six Months Ended June 30, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$—	$885,074
Noncontrolling interests from NHT Acquisition	—	—	—	—	—	—	6,873	6,873
Stock-based compensation expense	—	—	145,433	—	1,447	—	—	1,447
Shares issued to Adviser for admin and advisory fees	—	—	378,038	1	2,704	—	—	2,705
Net loss attributable to common shareholders	—	—	—	—	—	(32,486)	—	(32,486)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,894)	(1,894)
Net income attributable to preferred shareholders	—	—	—	—	—	2,310	—	2,310
Common share distributions declared ($0.30 per share)	—	—	1,737,047	2	9,380	(12,035)	—	(2,653)
Series A preferred share distributions declared ($0.68750 per share)	—	—	—	—	—	(2,310)	—	(2,310)
Balances, June 30, 2024	3,359,593	3	40,650,118	41	1,025,144	(171,101)	4,979	859,066
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(79,194)	$(32,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,937	6,898
Amortization of intangible lease assets and liabilities	(497)	(525)
Amortization of deferred financing costs	339	447
Amortization of fair value adjustment of assumed debt	820	286
Paid-in-kind interest ($(2,824) and $(2,613) with related parties, respectively)	(5,363)	(4,748)
Net cash (paid) received on derivative settlements	(308)	330
Proceeds from paid-in-kind interest ($518 and $0 with related parties, respectively)	528	2,272
Realized (gain) loss	(4,981)	21,875
Net change in unrealized (gain) loss on investments held at fair value ($56,711 and $12,381 with related parties, respectively)	74,959	(3,136)
(Gain) on sales of real estate	(37)	—
Unrealized (gain) loss on interest rate derivatives	(12)	(81)
Impairment loss	1,752	—
Equity in (income) losses of unconsolidated ventures ($(206) and $(370) with related parties, respectively)	167	958
Distributions of earnings from unconsolidated ventures ($0 and $502 with related parties, respectively)	5,343	1,787
Stock-based compensation expense	2,467	1,779
Equity security dividends reinvested ($(1,310) and $(4,185) with related parties, respectively)	(1,310)	(4,258)
Deferred tax (benefit) expense	(228)	(190)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	(255)	(356)
Real estate taxes payable	2,404	571
Operating assets	1,681	(567)
Operating liabilities	939	681
Net cash provided by (used in) operating activities	7,151	(8,047)

Cash flows from investing activities
Proceeds from asset redemptions ($18,282 and $1,700 with related parties, respectively)	18,312	10,114
Distributions from CLO investments	—	1,266
Sale of consolidated real estate investment	28,306	—
Proceeds from return of investment	15,054	—
Net cash acquired in acquisition of NexPoint Hospitality Trust	—	42,749
Purchases of investments ($(11,558) and $(6,632) with related parties, respectively)	(25,518)	(6,862)
Additions to consolidated real estate investments	(1,294)	(5,045)
Net cash provided by investing activities	34,860	42,222

Cash flows from financing activities
Mortgage proceeds received	411	—
Mortgage payments	(33,952)	(4,121)
Prime brokerage borrowing	3,497	155
Credit facilities payments	(8,665)	(3,000)
Prime brokerage payments	(309)	(588)
Deferred financing costs paid	(522)	(385)
Payments for taxes related to net share settlement of stock-based compensation	(314)	(332)
Proceeds from issuance of Series B preferred shares through public offering, net of offering costs	3,171	—
Distributions paid to Series A preferred shareholders	(2,310)	(2,310)
Distributions paid to Series B preferred shareholders	(30)	—
Distributions paid to common shareholders	(3,015)	(2,456)
Distributions to redeemable noncontrolling interests in the OP	(3)	—
Net cash used in financing activities	(42,041)	(13,037)

Net increase (decrease) in cash, cash equivalents and restricted cash	(30)	21,138
Cash, cash equivalents and restricted cash, beginning of period	48,901	53,169
Cash, cash equivalents and restricted cash, end of period	$48,871	$74,307

Supplemental Disclosure of Cash Flow Information
Interest paid	$12,101	$5,903
Income tax paid	$1,300	$—
Supplemental Disclosure of Noncash Activities
Non-cash distribution payment	$10,638	$9,384
Non-cash advisory fee payment	$2,894	$2,705
Increase (decrease) in dividends payable upon vesting of restricted stock units	$128	$197
Real estate investments assumed in acquisition of NexPoint Hospitality Trust	$—	$(167,624)
DST investments assumed in acquisition of NexPoint Hospitality Trust	$—	$(5,000)
Interest rate caps assumed in acquisition of NexPoint Hospitality Trust	$—	$(1,064)
Notes payable assumed in acquisition of NexPoint Hospitality Trust	$—	$50,694
Notes payable assumed in merger of NexPoint Hospitality Trust	$784	$—
Mortgages payable assumed in acquisition of NexPoint Hospitality Trust	$—	$114,640
APIC assumed in merger of NexPoint Hospitality Trust	$(6,059)	$—
Right of use assets assumed in acquisition of NexPoint Hospitality Trust	$—	$(1,465)
Accrued interest payable assumed in acquisition of NexPoint Hospitality Trust	$—	$6,353
Noncontrolling interests extinguished in merger of NexPoint Hospitality Trust	$4,915	$—
Noncontrolling interests assumed in acquisition of NexPoint Hospitality Trust	$—	$6,873
Redeemable noncontrolling interest in the OP from the acquisition of NexPoint Hospitality Trust	$359	$—
Deconsolidated investments at fair value from the acquisition of NexPoint Hospitality Trust	$—	$24,981
Accounts receivable and other assets assumed in acquisition of NexPoint Hospitality Trust	$—	$(1,305)
Prepaid assets and other assets assumed in acquisition of NexPoint Hospitality Trust	$—	$(1,492)
Accounts payable and other liabilities assumed in acquisition of NexPoint Hospitality Trust	$—	$14,276
Real estate taxes payable assumed in acquisition of NexPoint Hospitality Trust	$—	$1,233
Change in capitalized construction costs included in accounts payable and other accrued liabilities	$25	$(410)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of June 30, 2025, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company, 3,359,593 Series A Preferred Units of the OP outstanding, of which 100.0% were owned by the Company, and 145,554 Series B Preferred Units of the OP, of which 100.0% were owned by the Company.
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023 and July 22, 2024 (the “Advisory Agreement”), by and among the Company and the Adviser for a term that will expire on July 1, 2026 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of June 30, 2025. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
On November 22, 2024, the Company announced that it had entered into an Agreement and Plan of Merger (the “NHT Merger Agreement”) pursuant to which it would acquire the remaining outstanding NHT Units in a merger transaction (the “NHT Merger”). On February 21, 2025, NHT’s unitholders voted to approve the NHT Merger. On April 17, 2025, the Company consummated the NHT Merger in accordance with the NHT Merger Agreement.
As consideration for the NHT Merger, the Company issued 1,084,593 common shares to the former unitholders of NHT and caused the OP to issue 227,728.5 profits interest units to certain individuals employed by an affiliate of the Adviser as replacement awards for profits interest units they were previously granted by NHT and 19,881.2299 limited partnership units to one of the members of NHT’s operating company. Additionally, the Company issued promissory notes to certain unitholders of NHT that may be deemed affiliates of the Company in an aggregate principal amount of approximately $0.8 million in lieu of common shares they otherwise would have been entitled to receive in consideration for the NHT Merger. Unitholders of NHT who elected to receive a cash payment for the redemption of their units received aggregate payments of approximately $76.0 thousand from NHT in a reorganization transaction consummated prior to the consummation of the NHT Merger. NHT also paid an aggregate of approximately $0.9 million to redeem certain deferred units held by its trustees prior to the consummation of the NHT Merger.
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
Reclassification of Prior Year Activity on the Consolidated Statement of Cash Flows
Certain reclassifications have been made within the consolidated statements of cash flows to proceeds from asset redemptions, proceeds from sale of investments, and proceeds from paydowns of investments for the six months ended June 30, 2025 to be comparative to the consolidated statement of cash flows for the six months ended June 30, 2024.
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
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2025, the Company believes it is in compliance with all applicable REIT requirements.
As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. A reconciliation of the deferred tax asset (liability) for the periods indicated is as follows (in thousands):

	As of June 30,				As of December 31,
	2025				2024
	NHF TRS	NREO TRS	NHT TRSs	Combined	NHF TRS	NREO TRS	NHT TRSs	Combined
Deferred Tax Assets	$14,945	$218	$372	$15,535	$14,942	$290	$6,561	$21,793
Valuation Allowance	(10,632)	—	(223)	(10,855)	(10,487)	—	(6,535)	(17,022)
Deferred Tax Liability	—	(1,834)	—	(1,834)	—	(2,127)	(26)	(2,153)
Deferred Tax Asset (Liability), net of Valuation Allowance	$4,313	$(1,616)	$149	$2,846	$4,455	$(1,837)	$—	$2,618
The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three months ended June 30, 2025 and 2024 were (0.73)% and (2.73)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
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
The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2025 and 2024. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the six months ended June 30, 2025 and 2024.
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows (in thousands):

	For the Period Ended June 30,
	2025		2024
Expected tax at statutory rate	$(16,511)	21.0%	$(6,556)	21.0%
Non-taxable REIT income	23,250	-29.6%	7,600	-24.3%
Change in valuation allowance	(6,167)	7.8%	(191)	0.6%
Total provision	$572	-0.7%	$853	-2.7%
II.Canadian mutual fund status
Through April 17, 2025, NHT was a mutual fund trust pursuant to the Income Tax Act (Canada) (the “Tax Act”). Under the-then current tax legislation, a mutual fund trust that was not a specified investment flow-through trust (“SIFT”) pursuant to the Tax Act generally was entitled to deduct distributions of taxable income such that it was not liable to pay Canadian income taxes provided that its taxable income was fully distributed to unitholders. On April 17, 2025, in connection with the merger of NHT into NXDT, NHT ceased to exist as a separate entity and no longer qualified for mutual fund trust status. Accordingly, the mutual fund trust provisions described above are no longer applicable subsequent to the merger date.
4. Investments in Real Estate Subsidiaries
The Company conducts its operations through the OP which owns several real estate properties through single asset limited liability companies that are special purpose entities (“SPEs”). The Company consolidates the SPEs that it controls as well as any VIEs where it is the primary beneficiary. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.
As of June 30, 2025, the Company, through the OP, owned eight properties through SPEs, including four in the Diversified segment, and four in the Hospitality segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of June 30, 2025 and December 31, 2024:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		June 30, 2025	December 31, 2024
White Rock Center		Dallas, Texas	2013		100%	100%
5916 W Loop 289		Lubbock, Texas	2013		100%	100%
Cityplace Tower		Dallas, Texas	2018		100%	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%	100%
Dallas Hilton Garden Inn		Dallas, Texas	2014	(2)	100%	54%
St. Petersburg Marriott		St. Petersburg, Florida	2018	(2)	100%	54%
Hyatt Place Park City		Park City, Utah	2022	(2)	100%	54%
Bradenton Hampton Inn & Suites		Bradenton, Florida	2022	(2)	100%	54%

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2) Reflects the date NHT or its predecessor acquired the property.

5. Consolidated Real Estate Investments
As of June 30, 2025, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheets, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of use assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,597	$1,921	$(101)	$—	$—	$13	$13,745
5916 W Loop 289	1,081	2,938	—	—	—	—	—	4,019
Cityplace Tower	18,813	195,416	9,058	(6,669)	—	19,418	356	236,392
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,116	24,674	—	—	—	79	1,527	30,396
St. Petersburg Marriott	5,829	33,770	—	—	—	4,090	2,301	45,990
Hyatt Place Park City	3,737	20,175	—	—	—	956	3,166	28,034
Bradenton Hampton Inn & Suites	837	25,535	—	—	1,465	281	2,869	30,987
HUB Research Triangle Park	—	—	—	—	623	—	—	623
Accumulated depreciation and amortization	—	(31,545)	(8,799)	4,168	(48)	—	(2,155)	(38,379)
Total Operating Properties	$62,228	$281,560	$2,180	$(2,602)	$2,040	$24,824	$8,077	$378,307

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
Depreciation expense was $3.5 million and $7.1 million for the three and six months ended June 30, 2025 and $3.7 million and $6.0 million for the three and six months ended June 30, 2024. Amortization expense related to the Company’s intangible lease assets was $0.2 million and $0.4 million for the three and six months ended June 30, 2025 and $0.3 million and $0.6 million for the three and six months ended June 30, 2024. Amortization expense related to the Company's intangible lease liabilities was $0.3 million and $0.5 million for the three and six months ended June 30, 2025 and $0.3 million and $0.6 million for the three and six months ended June 30, 2024. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.2 million and $0.5 million for the three and six months ended June 30, 2025 and $0.2 million and $0.5 million for the three and six months ended June 30, 2024.

Acquisitions
There were no acquisitions by the Company for the six months ended June 30, 2025. During the six months ended June 30, 2024, as a result of the NHT Acquisition, the Company consolidated the following properties: Dallas Hilton Garden Inn, Addison Property, Plano Homewood Suites, Las Colinas Homewood Suites, St. Petersburg Marriott, Hyatt Place Park City, Bradenton Hampton Inn & Suites.
Dispositions
The Company sold three properties during the six months ended June 30, 2025 as detailed in the table below (in thousands). The Company did not sell any properties during the six months ended June 30, 2024.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
Plano Homewood Suites	Plano, Texas	January 24, 2025	$8,300	$8,154	$11
Addison Property	Addison, Texas	April 18, 2025	$6,400	$6,308	$(88)
Las Colinas HomeWood Suites	Las Colinas, Texas	April 8, 2025	$14,000	$13,844	$114

6. Debt
The following table contains summary information of the Company’s debt as of June 30, 2025 and December 31, 2024 (dollars in thousands):

		Outstanding principal as of
Description	Type	June 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Mortgages Payable
Cityplace Note A-1 (1)	Floating	$98,594	$99,435	6.68%	3/8/2026
Cityplace Note A-2 (1)	Floating	12,412	12,517	6.68%	3/8/2026
Cityplace Note B-1 (1)	Floating	21,568	21,751	10.68%	3/8/2026
Cityplace Note B-2 (1)	Floating	2,715	2,738	10.68%	3/8/2026
Cityplace Mezz Note-1 (1)	Floating	3,081	3,107	10.68%	3/8/2026
Cityplace Mezz Note-2 (1)	Floating	388	391	10.68%	3/8/2026
NHT - Note A Loan (2)	Floating	28,069	50,188	6.32%	9/8/2025
NHT - Note B Loan (2)	Floating	13,515	24,165	10.78%	9/8/2025
NHT - PC & B Loan (3)	Floating	38,285	37,875	9.02%	2/5/2026
White Rock Center (4)	Fixed	10,000	10,000	10.00%	8/2/2029
Notes Payable
Dominion Note	Floating	13,250	13,250	7.50%	8/8/2025
Raymond James Loan	Floating	5,000	11,000	8.57%	10/6/2025
NexBank Revolver (5)	Floating	13,829	16,485	7.82%	11/21/2025
Convertible Notes Due to Affiliates	Fixed	57,986	57,986	2.25% - 7.50%	2/14/2027 - 9/30/2042
Promissory Notes Due to Affiliates	Fixed	775	—	7.33%	4/17/2027
Prime Brokerage Borrowing
Jefferies Line of Credit	Floating	4,410	1,222	4.83%	N/A (7)
Total Debt		$323,877	$362,110
Fair market value adjustment, net of accumulated amortization (6)		(6,920)	(7,740)
Deferred financing costs		(500)	(315)
		$316,457	$354,055

(1)	This debt is secured by the following property: Cityplace Tower.
(2)	This debt is secured by the following properties: HGI Property and the St. Pete Property.
(3)	This debt is secured by the following properties: Park City and Bradenton.
(4)	This debt is secured by the following property: White Rock Center.
(5)	This debt is secured by the following property and investments: 5916 W Loop 289 and IQHQ, LP (“IQHQ LP”).

(6)	The Company recorded a valuation adjustment of the Convertible Notes Due to Affiliates upon the consolidation of NHT to adjust for the difference between the fair value and the outstanding principal amount of the debt. The difference is amortized into interest expense.
(7)	This debt balance has no stated maturity date.
Cityplace Tower Debt
The Company has debt on the Cityplace Tower pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. On April 15, 2025, the lender agreed to defer the maturity of the Cityplace Tower debt by twelve months to March 8, 2026. The debt restructuring per the terms of the Fourteenth Omnibus Amendment Agreement was considered a debt modification. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $138.8 million principal balance outstanding as of June 30, 2025, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
The weighted average interest rate of the Company’s debt related to its Cityplace Tower investment was 7.48% as of June 30, 2025 and 7.65% as of December 31, 2024. The one-month secured overnight financing rate (“SOFR”) was 4.32% as of June 30, 2025 and 4.33% as of December 31, 2024.
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
Dominion Note
On August 9, 2022, the Company borrowed approximately $13.3 million from the seller, Gabriel Legacy, LLC to finance its acquisition of 21.5 acres of land in Plano, Texas held through NexPoint Dominion Land, LLC, a wholly owned subsidiary of the OP. The note (the “Dominion Note”) bears interest at an annual rate equal to the WSJ Prime Rate and initially matured on August 8, 2025, with two one-year extension options. On August 8, 2025, the Company elected to use one of the one-year extensions under the Dominion Note to extend the maturity date to August 8, 2026.
Mortgages Payable, Hospitality
On February 28, 2019, a subsidiary of the Company, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP ("ACORE"). The Note A Loan and Note B Loan are secured by the HGI Property and the St. Pete Property. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on September 8, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on September 8, 2025. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition. As of June 30, 2025, the Note A Loan and the Note B Loan had an outstanding balance of $28.1 million and $13.5 million and effective interest rates of 6.32% and 10.78%, respectively. For the six months ended June 30, 2025, our subsidiary paid $0.5 million and $0.4 million in interest on the Note A Loan and the Note B Loan, respectively.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, the Company, through its subsidiaries entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. The PC & B Loan principal amount reflected its fair value on the date of the NHT Acquisition. The outstanding balance on the PC & B Loan as of June 30, 2025 was $38.3 million, with $1.0 million available to draw on for renovation purposes as of June 30, 2025. In connection with the NHT Merger, a subsidiary of the Company assumed the obligations under the debt.
The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants. As of June 30, 2025, a subsidiary of the Company, as the guarantor of certain obligations under the PC & B Loan documents, was not in compliance with the PC & B Loan covenants related to the minimum net worth and the minimum liquid assets. AREEIF Lender, LLC, the lender under the PC & B Loan has not granted a waiver for the covenant violations as of June 30, 2025. While the lender under the PC & B Loan has not indicated that it will accelerate the PC & B Loan, the lender has the ability under the loan documents to do so if the conditions remain uncured after the giving of notice and expiration of a cure period. There can be no assurance that the lender under the PC & B Loan will waive such covenant beaches, and discussions regarding such a waiver are ongoing. The PC & B Loan is secured by mortgages on our Park City and Bradenton properties. Should the lender under the PC & B Loan exercise its remedies under the relevant loan documents, up to and including the acceleration of the full amount of the PC & B Loan, it may have a material adverse impact on our financial condition, liquidity and results of operations. If we are unable to pay the amount due upon acceleration, the lender under the PC & B Loan may elect to foreclose on the Park City and Bradenton properties to satisfy the indebtedness. In connection with the NHT Merger, a subsidiary of the Company assumed the obligations under the debt.
Notes Payable, Hospitality
NHT and certain of its subsidiaries also entered into several convertible notes with affiliates of NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”) since January 8, 2019. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance, with the earliest maturing on February 14, 2027 and the latest maturing on September 30, 2042. For $3.6 million of the notes, the principal and interest is convertible into Class B units of NHT OP (“NHT OP Class B Units”) (at the option of their respective holder) at the market price of the NHT Units at the time of conversion any time during the term of the note. For $38.0 million of the notes, the principal of the notes is convertible into NHT OP Class B Units, at prices ranging from $1.60 to $2.50 for a period of five years from its date of issuance (with the expiration of conversion rights ranging from June 25, 2026 to September 30, 2027). One note issued to Highland Global Allocation Fund in the amount of $8.5 million is not convertible into NHT OP Class B Units. On October 30, 2023, the TSX Venture Exchange (the "TSXV") approved the issuance of up to 21,075,012 NHT Units in connection with the redemption of NHT OP Class B Units issued to a holder of notes on conversion of the $38.0 million of notes. With respect to the $3.6 million of notes convertible on the basis of the market price of the NHT Units at the time of the conversion, any issuance of NHT Units in connection with a redemption of NHT OP Class B Units received by holders on a conversion of such notes is subject to the prior approval of the TSXV. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of June 30, 2025, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $51.0 million. On April 17, 2025, the notes were amended and restated in connection with the closing of the NHT Merger. In connection with the NHT Merger, a subsidiary of the Company assumed the obligations under the notes.
Convertible Notes Payable to Affiliates
In connection with the NHT Merger, on April 17, 2025, several promissory notes were issued to certain affiliates of the Company due to a limitation on common shares issued to affiliates of the issuer by the New York Stock Exchange. The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 17, 2027, with two one-year extension options. As of June 30, 2025, the carrying amount of the promissory notes due to affiliates under the notes was $0.8 million.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. Prior to October 20, 2023, the Company paid down the outstanding amount under the Credit Facility to $1.0 million. Amounts repaid by the Company under the Credit Facility could not be reborrowed. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and amended the credit limit to $20.0 million. During the six months ended June 30, 2025, the Company paid down $6.0 million on the Credit Facility. As of June 30, 2025, the Credit Facility had an outstanding balance of $5.0 million and bore interest at the one-month SOFR plus 4.25%.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, a maturity date of May 21, 2024 and the option to extend the maturity two times by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. As of June 30, 2025, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on November 21, 2025. As of June 30, 2025, the NexBank Revolver had an outstanding balance of $13.8 million.
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
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of June 30, 2025, the Company had a margin balance of approximately $4.4 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $13.1 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2025 are as follows (in thousands):

	Mortgages Payable	Credit Facilities	Notes Payable	Prime Brokerage Borrowing	Total
2025	$41,583	$18,829	$13,250	$—	$73,662
2026	177,044	—	—	—	177,044
2027	—	—	21,275	—	21,275
2028	—	—	—	—	—
2029	10,000	—	—	—	10,000
Thereafter	—	—	37,486	4,410	41,896
Total	$228,627	$18,829	$72,011	$4,410	$323,877

7. Variable Interest Entities
As of June 30, 2025, and December 31, 2024, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

Entities	Instrument	Asset Type	Percentage Ownership as of June 30, 2025		Percentage Ownership as of December 31, 2024	Relationship as of June 30, 2025	Relationship as of December 31, 2024
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%		52.8%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	35.7%		29.5%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		16.4%	VIE	VIE
Sandstone Pasadena Apartments, LLC	LLC Interest	Multifamily	50.0%		50.0%	VIE	VOE
Life Sciences II DST	DST investment	Life science	25.8%		25.8%	VIE	VIE
Semiconductor DST	DST investment	Industrial	19.2%		16.8%	VIE	VIE
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		20.9%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science	1.1%		1.2%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%		15.6%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.6%		11.4%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		30.8%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	100.0%	(1)	100.0%	VIE	VIE
AMS C-Store JV, LLC	Preferred Shares	Retail	100.0%	(2)	N/A	VIE	N/A
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
Consolidated VIEs

The Company did not have any consolidated VIEs as of June 30, 2025 and December 31, 2024.
8. Equity Method Investments
Below is a summary of the Company’s equity method investments as of June 30, 2025 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$9,667	$(9,590)	$19,257	$341
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	(1,340)	101	(1,441)	101
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,322	12,323	(1)	2
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(8)	12,602	10,742	1,860	102
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		614	1,717	(1,103)	206
					$33,865	$15,293	$18,572	$752
Below is a summary of the Company's investments as of June 30, 2025 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(6)	$67,145
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	11.8%	(6)	28,959
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
LLV Holdco, LLC	LLC interest	Land	26.8%		2,918
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%	(3)	50,844
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	35.7%		35,094
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.6%	(6)	134,076
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		33,322
AMS C-Store JV, LLC	Preferred stock	Retail	100.0%	(9)	13,461
					$365,819

Below is a summary of the Company’s equity method investments as of December 31, 2024 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$10,055	$(9,590)	$19,645	$70
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	18,081	14,970	3,111	(155)
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,321	12,321	—	10
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(8)	13,565	10,488	3,077	1,414
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		407	1,717	(1,310)	126
					$54,429	$29,906	$24,523	$1,465
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
Marriott Uptown Basis
As of June 30, 2025, the Company held an equity method investment in AM Uptown, LLC (“Marriott Uptown”). The Company accounts for this investment under the equity method of accounting, as it has the ability to exercise significant influence over operating and financial policies.
During the three months ended June 30, 2025, the Company received cash distributions of $2.2 million from Marriott Uptown. These distributions exceeded the Company’s equity method investment balance, which was $0.8 million as of March 31, 2025. Because the Company has continuing obligations to Marriott Uptown, including a guarantee of certain recourse debt, the excess of distributions over the carrying value of the investment was not recognized as a gain. Instead, the Company recorded a liability of $1.4 million, which is presented within “Accounts payable and other accrued liabilities” on the Consolidated Balance Sheets.
For the three months ended June 30, 2025, the Company also recognized its share of net income from Marriott Uptown, of approximately $0.1 million, reducing the liability to $1.3 million as of June 30, 2025.
The Company will continue to evaluate the investment for indications of other-than-temporary impairment and will assess whether its obligations under the guarantee require recognition of additional liabilities.

Significant Equity Method Investments
For its interim reporting, the Company assesses and presents summarized financial information for its significant equity method investments in accordance with Rule 10-01(b)(1) of Regulation S-X. The Company reports the financial information on a three-month lag to align with the availability of investee financials. NexPoint Real Estate Finance, Inc. ("NREF"), VineBrook Homes Trust, Inc. ("VineBrook") and NexPoint Storage Partners, Inc. (“NSP”) do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities.
The table below presents summarized statement of operations for the three months ended March 31, 2025 for the Company’s equity method investments (dollars in thousands):

	VineBrook	NSP

Revenues
Rental income	$90,384	$29,697
Net interest income	—	403
Other income	2,377	1,277
Total revenues	92,761	31,377

Expenses
Total expenses	130,943	27,317

Gain (loss) on sales of real estate	(464)	—
Other income (expense)	(506)	(22,392)
Unrealized gain (loss) on derivatives	—	—
Total comprehensive income (loss)	$(39,152)	$(18,332)

The table below presents the summarized statement of operations for the three months ended March 31, 2024 for the Company’s significant equity method investments (dollars in thousands):

	NREF	VineBrook

Revenues
Rental income	$2,087	$88,783
Net interest income	(12,814)	—
Other income	124	1,502
Total revenues	(10,603)	90,285

Expenses
Total expenses	11,026	129,441

Gain (loss) on sales of real estate	—	(3,887)
Other income (expense)	6,988	(1,028)
Unrealized gain (loss) on derivatives	—	2,773
Total comprehensive income (loss)	$(14,641)	$(41,298)

9. Fair Value of Financial Instruments
The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$57	$—	$57
Common stock	43,925	—	126,472	170,397
Convertible notes	—	—	14,081	14,081
LLC interest	—	—	51,473	51,473
LP interest	—	67,145	167,398	234,543
Preferred Shares	—	—	72,719	72,719
Rights and warrants	—	1,788	—	1,788
Senior loan	—	40	45,947	45,987
	$43,925	$69,030	$478,090	$591,045
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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the six months ended June 30, 2025 (in thousands):

	December 31, 2024	Contributions/ Purchases	Paid in- kind dividends	Transfer Into (Out of) Level 3	Redemptions/ conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	June 30, 2025
Common stock	$157,828	$—	$—	$—	$(3,687)	$—	$1,511	$(29,180)	$126,472
Convertible notes	20,846	—	—	—	(7,001)	—	—	236	14,081
LLC interest	36,777	22,345	—	—	(3,995)	—	3,462	(7,116)	51,473
LP interest	189,659	1,310	—	—	—	—	—	(23,571)	167,398
Preferred Shares	69,895	—	2,824	—	—	—	—	—	72,719
Senior loan	43,693	—	2,514	—	(522)	—	2	260	45,947
Total	$518,698	$23,655	$5,338	$—	$(15,205)	$—	$4,975	$(59,371)	$478,090

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of June 30, 2025.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$0.90	$(0.48)	$126,472
	Discounted Cash Flow	Discount Rate	7.00%	—	14.00%	(9.50)%
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
	NAV Approach	Discount Rate		10.00%
		NAV per Share		$7.72
		Multiple of EBITDA	3.00x	—	4.25x	(3.63)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$1,151.00

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08%	—	8.08%	(7.08)%	14,081

LLC Interest	Discounted Cash Flow	Discount Rate	7.00%	—	26.00%	(12.5)%	51,473
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
		Capitalization Rate		5.25%

LP Interest	Direct Capitalization Approach	Capitalization Rate	5.25%	—	5.50%	(5.375)%	167,398
	Market Approach	Discount to NAV		(7.50)%
	Recent Transaction	Price per Share		$14.01

Preferred Shares	Liquidation Analysis	Par		$1,000			72,719

Senior Loan	Discounted Cash Flow	Discount Rate	13.25%	—	15.00%	(14.13)%	45,947

Total							$478,090
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
Financial Instruments Not Carried at Fair Value
At June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accrued interest and dividends, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, income tax payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. Long-term indebtedness is carried at amounts that reasonably approximate their fair value at June 30, 2025 and December 31, 2024, except for the following debt (in thousands):

	June 30, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Notes payable	$90,840	$70,227	$98,721	$78,607
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
Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The NHT segment has an interest rate cap agreement related to the notes payable on the Park City and Bradenton properties. As of June 30, 2025, the interest rate cap agreements effectively cap one-month SOFR on $38.3 million of the NHT segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%.
To comply with the provisions of ASC 820, Fair Value Measurement, the NHT segment incorporates credit valuation adjustments to appropriately reflect both the NHT segment’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the NHT segment’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the NHT segment and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the NHT segment's derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. Additionally, in the case of interest rate caps, the NHT segment has no performance obligation, so no credit valuation adjustment is necessary. As a result, all of the Hospitality segment’s derivatives held as of June 30, 2025 were classified as Level 2 of the fair value hierarchy.
Changes in fair value of the interest rate caps are recorded directly as interest expense on the Consolidated Statement of Operations and Comprehensive Income (Loss). For the six months ended June 30, 2025, NHT recorded $(11.5) thousand in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps is $0.5 million as of June 30, 2025, and is recorded as interest rate caps in the Consolidated Balance Sheets.
As of June 30, 2025, the Hospitality segment had the following outstanding interest rate caps:

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	February 5, 2026
10. Investments in DSTs
The Company invested in the Class 1 Beneficial Interests (“Class 1”) in two Delaware Statutory Trusts (DSTs). The Class 1 are accounted for as investments in equity securities without readily determinable fair values under the measurement alternative, which measures the investment at cost minus impairment, if any, plus or minus changes in fair value when observable prices are identified. As the Class 1 are still being actively issued, the investments are held at cost with no upward or downward fair value adjustment nor impairment losses to date. Therefore, the fair value of the Investment in DSTs utilizing Level 3 inputs approximate their carrying amount. The Company recognized $0.5 million and $0.9 million in dividend income for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.1 million, respectively, in dividend income for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, the Company held the following investments (dollars in thousands):

Balances, as of June 30, 2025	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559
As of December 31, 2024, the Company held the following investments (dollars in thousands):

Balances, as of December 31, 2024	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,296,851	20,959
Total		$30,559
11. Shareholders’ Equity
Common Shares
During the six months ended June 30, 2025 and 2024, the Company issued 4,742,360 and 2,260,518 common shares, respectively.
During the six months ended June 30, 2025, the Company paid two distributions on its common shares in the amount of $0.15 per share each, which were paid on March 31, 2025 to shareholders of record on February 28, 2025, and on June 30, 2025 to shareholders of record on May 9, 2025. During the six months ended June 30, 2024, the Company paid a distribution of $0.15 per share on its common shares on March 28, 2024 to shareholders of record on February 16, 2024 and June 28, 2024 to shareholders of record on May 15, 2024. The distributions paid on June 30, 2025, March 31, 2025, June 28, 2024 and March 28, 2024 consisted of a combination of cash and shares, with the cash component of each distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company’s common shares.
As of June 30, 2025, and December 31, 2024, the Company had 47,421,929 and 42,679,569 common shares, issued and outstanding, respectively.
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
During the six months ended June 30, 2025, the Company declared two distributions on its Series A Preferred Shares, in the amount of $0.34375 per share each, which were paid on March 31, 2025, to shareholders of record on March 24, 2025 and June 30, 2025 to shareholders of record on June 23, 2025.
During the six months ended June 30, 2024, the Company declared distributions on its Series A Preferred Shares, in the amount of $0.34375 per share each, which were paid on April 1, 2024 to shareholders of record on March 25, 2024 and

July 1, 2024, to shareholders of record on June 24, 2024. The Company sent funding to the transfer agent for the dividend paid on July 1, 2024 prior to June 30, 2024, which was then paid to shareholders on July 1, 2024.
Distributions on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.
Series B Preferred Shares
On January 30, 2025, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its newly designated 9.00% Series B Cumulative Redeemable Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share (“Series B Preferred Shares”) at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. As of June 30, 2025, the Company has issued 145,554 Series B Preferred Shares for gross proceeds of $3.6 million before deducting selling commissions and dealer manager fees of approximately $0.2 million, and organization and offering costs of approximately $0.3 million. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time.
During the six months ended June 30, 2025, the Company declared eight distributions on the Series B Preferred Shares, each in the amount of $0.1875 per share, two of which will be paid to holders of Series B Preferred Shares on October 6, 2025 and September 5, 2025 to holders of record on September 25, 2025 and August 25, 2025, respectively, and the remaining which were paid to holders of Series B Preferred Shares on August 5, 2025, July 7, 2025, June 5, 2025, May 5, 2025, April 7, 2025 and March 5, 2025 to holders of record of Series B Preferred Shares on July 25, 2025, June 25, 2025, May 23, 2025, April 25, 2025, March 25, 2025 and February 25, 2025, respectively.
Distributions on the Series B Preferred Shares are cumulative from their original issue date at the annual rate of 9% of the $25 per share initial stated value and are payable monthly on the fifth day of each calendar month or, if such date is not a business day, on the next succeeding business day.
Long Term Incentive Plan, NXDT
On January 30, 2023, the Company’s shareholders approved a long-term incentive plan (the “2023 LTIP” as amended by the A&R 2023 LTIP (as defined below), the “LTIP”) and the Company subsequently filed a registration statement on Form S-8 registering 2,545,000 common shares, which the Company may issue pursuant to the 2023 LTIP. On June 10, 2025, the Company’s shareholders approved an amendment and restatement of the 2023 LTIP (the “A&R” 2023 LTIP”) and the Company subsequently filed a registration statement on Form S-8 registering an additional 1,007,258 common shares, which the Company may issue pursuant to the A&R 2023 LTIP. The LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of share options, appreciation rights, restricted shares, restricted share units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common shares or factors that may influence the value of the Company’s common shares, plus cash incentive awards, for the purpose of providing the Company’s trustees, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), and potentially certain nonemployees who perform employee-type functions, incentives and rewards for performance (the "participants").
Restricted Share Units. Under the LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn distributions that are payable in cash on the vesting date. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur. The following table includes the number of restricted share units granted to its trustees, officers, employees and certain key employees of the Adviser under the LTIP:

	Summary of Grants
	March	April	June	Total
2023	—	603,482	—	603,482
2024	1,033,787	—	—	1,033,787
2025	—	937,643	572,592	1,510,235
Total	1,033,787	1,541,125	572,592	3,147,504
As of June 30, 2025 and December 31, 2024, the Company had 2,483,801 and 1,438,049 unvested units under the LTIP, respectively.
The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the six months ended June 30, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2025	1,438,049		$7.35
Granted	1,510,235		3.73
Vested	(449,024)	(1)	3.76
Forfeited	(15,459)		7.99
Outstanding June 30, 2025	2,483,801		$5.79
(1)Certain key employees of the Adviser elected to net the taxes owed upon the vesting against the shares issued resulting in 358,173 shares being issued as shown on the Consolidated Statement of Equity.
The following table contains information regarding the vesting of restricted share units under the LTIP as of June 30, 2025:

	Shares Vesting
	February	March	April	June	Total
2025	—	—	—	—	—
2026	—	234,527	400,535	172,893	807,955
2027	358,606	234,527	130,974	—	724,107
2028	358,606	234,527	—	—	593,133
2029	358,606	—	—	—	358,606
Total	1,075,818	703,581	531,509	172,893	2,483,801
For the three months ended June 30, 2025 and 2024, the company recognized approximately $1.0 million and $0.9 million, respectively of equity-based compensation expense related to grants of restricted share units. For the six months ended June 30, 2025 and 2024, the Company recognized approximately $1.8 million and $1.4 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of June 30, 2025, the Company had recognized a liability of approximately $1.0 million related to distributions earned on restricted share units that are payable in cash upon vesting. As of June 30, 2025, total unrecognized compensation expense on restricted share units was approximately $11.7 million, and the expense is expected to be recognized over a weighted average vesting period of 1.9 years. As of December 31, 2024, total unrecognized compensation expense on restricted share units was approximately $8.0 million, and the expense is expected to be recognized over a weighted average vesting period of 1.5 years.

12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of the Company’s common shares outstanding and excludes any unvested restricted share units issued pursuant to the LTIP.
Diluted earnings (loss) per share is computed by adjusting basic earnings per share for the dilutive effect of the assumed vesting of restricted share units. During periods of net loss, the assumed vesting of restricted share units is anti-dilutive and is not included in the calculation of earnings (loss) per share.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(45,251)	$(9,783)	$(79,569)	$(32,486)

Denominator for loss per share:
Weighted average common shares outstanding		45,687	39,616	44,303	39,094
Denominator for basic loss per share		45,687	39,616	44,303	39,094
Weighted average unvested restricted share units		2,016	1,435	1,694	1,210
Weighted average number of common shares from assumed conversion of Series B Preferred Stock		184	—	14	—
Denominator for diluted loss per share	(1)	45,687	39,616	44,303	39,094

Loss per weighted average common share:
Basic		$(0.99)	$(0.24)	$(1.80)	$(0.83)
Diluted		$(0.99)	$(0.24)	$(1.80)	$(0.83)
(1)    If the Company sustains a net loss for the period presented, unvested restricted share units and convertible Series B Preferred Shares are not included in the diluted earnings per share calculation.
13. Related Party Transactions
Advisory and Administrative Fees, NXDT
Pursuant to the Advisory Agreement, subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of the Company and provides investment management services.
As of June 30, 2025 and 2024, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.
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

provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2025 annual meeting of shareholders, the Company’s shareholders approved issuances in excess of the Share Cap. During the six months ended June 30, 2025, we issued 556,435.90 common shares to the Adviser in payment of the Fees in an amount of $2.89 million.
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
Advisory Fees, NHT
Prior to the closing of the NHT Merger on April 17, 2025, NHT was externally managed by the NHT Adviser. In accordance with the agreement entered into with the NHT Adviser (the “NHT Advisory Agreement”), the Company paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value (as defined below). Under the direct supervision of the REIT, the duties performed by NHT’s Adviser under the terms of the NHT Advisory Agreement include, but are not limited to: providing daily management for NHT, selecting and working with third party service providers, overseeing the third party manager, formulating an investment strategy for NHT and selecting suitable properties and investments, managing NHT’s outstanding debt and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the renovation program or overseeing a third party vendor that implements the renovation program. REIT Asset Value means the value of NHT’s total assets, as determined in accordance with International Financial Reporting Standards (IFRS) except that such value shall only consolidate NHT’s and NHT Holdings, LLC assets plus NHT’s pro rata share of leverage at NHT OP. Pursuant to the terms of the NHT Advisory Agreement, NHT will reimburse the NHT Adviser for all documented Operating Expenses and offering expenses it incurs on behalf of NHT. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the NHT Adviser that outside professionals or outside consultants would otherwise perform and NHT’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the NHT Adviser required for NHT’s operations. Operating Expenses do not include expenses for the advisory services described in the NHT Advisory Agreement. Certain Operating Expenses, such as NHT’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the NHT Adviser or its affiliates that relate to the operations of NHT, may be billed monthly to NHT under a shared services agreement.
As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. As of June 30, 2025 there is a remaining payable of advisory fees of $11.3 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining outstanding advisory fees under the NHT Advisory Agreement, and the termination of the Advisory Agreement incurred a termination fee of $3.5 million.
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

The Advisory Agreement has a term that will expire on July 1, 2026, and successive additional one-year terms thereafter unless earlier terminated. We have the right to terminate the Advisory Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Advisory Agreement). The Advisory Agreement can be terminated by us or the Adviser without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. The Adviser may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Advisory Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Advisory Agreement) unless we provide written consent. A termination fee will be payable to the Adviser by us upon termination of the Advisory Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the Fees earned by the Adviser during the twelve month period immediately preceding the most recently completed calendar quarter prior to the effective termination date; provided, however, if the Advisory Agreement is terminated prior to the one year anniversary of the date of the Advisory Agreement, the Fees earned during such period will be annualized for purposes of calculating the Fees.
For the three months ended June 30, 2025 and 2024, the Company incurred Administrative Fees and Advisory Fees of $3.4 million and $3.2 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred Administrative Fees and Advisory Fees of $6.8 million and $6.4 million, respectively.
Expense Cap, NHT
Prior to the closing of the NHT Merger on April 17, 2025, the terms of the NHT Advisory Agreement, expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended June 30, 2025, NHT incurred expenses subject to the NHT Expense Cap of $3.2 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining expense reimbursement obligations under the NHT Advisory Agreement.
Loans from Affiliates
As of June 30, 2025, a subsidiary of the Company assumed several convertible notes issued by NHT to certain affiliates of the NHT Adviser in connection with the NHT Merger totaling $51.1 million (see Note 6 to our consolidated financial statements). The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheets.
Revolving Credit Facility, NXDT
On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50%. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. As of June 30, 2025, the NexBank Revolver had an outstanding balance of $13.8 million.
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
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NREF, Highland Opportunities and Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of June 30, 2025. As of June 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $13.3 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.

NexBank Guaranty
The Company is a guarantor and an indemnitor on the NexBank Revolver. As of June 30, 2025, the NexBank Revolver had an outstanding balance of $13.8 million. The Company guarantees the borrowers’ obligations under the loan agreement and the guaranty is a guaranty of payment and performance, not of collection, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the Company is responsible for indemnifying the lender against losses, claims, damages, and costs (including attorneys' fees) arising from the borrowers’ or any other loan party’s breach of its warranties, representations, and agreements under the loan agreement. The Company has not recorded a contingent liability with respect to this guaranty as the borrowers are current on all debt payments and in compliance with all debt compliance provisions.

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

NFRO SFR REIT Promissory Notes
On December 14, 2023, the Company, through the OP, loaned approximately $3.6 million to NFRO SFR REIT, LLC (“NFRO SFR REIT”). In connection with the loan, NFRO SFR REIT issued a promissory note to the OP in the principal amount of approximately $3.6 million bearing interest at 7.535% per annum, which is payable in kind, interest only during the term and matures on June 14, 2025. On April 9, 2025, NFRO SFR REIT extinguished the note and paid down the remaining principal balance and accrued interest.
On February 15, 2024, the Company, through the OP, loaned approximately $3.2 million to NFRO SFR REIT. In connection with the loan, NFRO SFR REIT issued a promissory note to the OP in the principal amount of approximately $3.2 million bearing interest at 7.535% per annum, which is payable in kind, interest only during the term and matures on August 15, 2025. NFRO SFR REIT is a subsidiary of an entity that is advised by an affiliate of the Adviser. On May 16, 2025, NFRO SFR REIT extinguished the note and paid down the remaining principal balance and accrued interest.

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
Capital Acquisitions Partners, LLC
The Company owns approximately 20.9% of the total outstanding membership interests of Capital Acquisitions Partners, LLC, an entity that invests in multifamily housing. The remaining membership interests are held by NexPoint Real Estate Finance Operating Partnership, L.P. (“NREF OP”). See Notes 7 and 8 for additional information.
IQHQ Transactions
On May 23, 2024, the Company, through the OP, along with certain entities advised by affiliates of our Adviser or that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into a participation rights agreement with NexPoint Bridge Investor I, LLC (“Bridge Investor I”), an entity owned by an affiliate of the Adviser, pursuant to which the Company had a right to fund up to specified amounts of a Secured Convertible Promissory Note (the “IQHQ Promissory Note”), with a purchase commitment of $150 million, and a corresponding warrant to purchase Class A-3 Units of IQHQ Holdings, LP (“IQHQ Holdings”) (as amended, the “IQHQ Bridge Warrant”), issued and sold by IQHQ LP to Bridge Investor.
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
Series B Preferred Shares Offering
On January 30, 2025, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of June 30, 2025, the Company has sold 145,554 shares of the Series B Preferred Shares for total gross proceeds of $3.6 million.
Ground Lease
The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. See Note 15 for additional information.

Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the six months ended June 30, 2025 and 2024 the Company through its subsidiaries has paid approximately $0.4 million and $0.4 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for the undeveloped property in Plano, Texas is dated September 1, 2024, and the management fee is calculated on 3% of gross receipts, with a minimum fee of $750 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for Cityplace Tower also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the three and six months ended June 30, 2025, the SPE holding Cityplace Tower reimbursed $0.4 million and $0.8 million, respectively, to NexVest for these expenses. For the three and six months ended June 30, 2024, the SPE holding Cityplace Tower reimbursed $0.4 million and $0.9 million, respectively, to NexVest for these expenses.
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
The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center, with an aggregate principal amount of $10.0 million as of June 30, 2025. The obligations include a continuing guarantee, which is generally applicable to all current and future liabilities or obligations of the borrower, whether directly or indirectly incurred, including through an agreement with an affiliate, joint venture partner or other third party. This guarantee remains in effect until all such obligations have been satisfied in full, unless terminated in accordance with the terms of the guarantee agreement. The loan is secured by certain real property held by Freedom LHV.
On March 14, 2025, the Company purchased 2,754.59 shares of NexPoint Storage Partners Operating Company, LLC (the “NSP OC Common Units”) for an aggregate amount of $2.0 million, 4,638.07 shares for an aggregate amount of $3.2 million on April 29, 2025, and 5,157.67 shares for an aggregate amount of $3.6 million on June 16, 2025. As of June 30, 2025, the Company owns approximately 59,615 Class B Units, or 35.7%, of the outstanding NSP OC Common Units.
On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NHI and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI and owns 72,718 and 65,864 shares, respectively, as of June 30, 2025 and 2024.
Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the six months ended and as of June 30, 2025, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)		Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Real Estate Finance, Inc.	Common Stock	$28,958	$(3,990)		$—	$—	$2,100	$(1,890)
NexPoint Storage Partners, Inc.	Common Stock	50,844	(11,866)		—	—	—	(11,866)
NexPoint Residential Trust, Inc.	Common Stock	3,288	(829)		—	—	100	(729)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	14,081	236		—	—	668	904
NexPoint Storage Partners Operating Company, LLC	LLC Units	35,094	(7,915)		—	—	—	(7,915)
Claymore Holdings, LLC	LLC Units	—	—		—	—	—	—
Allenby, LLC	LLC Units	—	456		3,493	—	—	3,949
Haygood, LLC.	LLC Units	—	31		(31)	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	134,076	(17,631)		—	—	2,986	(14,645)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	67,145	(9,251)		—	—	4,869	(4,382)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	33,322	(5,941)		—	—	1,310	(4,631)
NexAnnuity Holdings, Inc.	Preferred Shares	72,719	—		—	—	2,824	2,824
NexPoint Storage Partners Operating Company, LLC	Promissory Note	2,754	(11)	—	—	—	74	63
NexPoint SFR Operating Partnership, L.P.	Promissory Note	—	—	—	—	—	7	7
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	—	88	88
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	—	82	82
Semiconductor DST	LLC Units	23,959	—		—	—	690	690
Life Science II DST	LLC Units	9,600	—		—	—	235	235
Capital Acquisitions Partners, LLC	LLC Units	614	—		—	206	—	206
Total		$476,454	$(56,711)		$3,462	$206	$16,033	$(37,010)

For the six months ended and as of June 30, 2024, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Real Estate Finance, Inc.	Common Stock	$28,812	$(4,263)	$—	$2,100	$(2,163)
NexPoint Storage Partners, Inc.	Common Stock	67,256	(932)	—	—	(932)
NexPoint Residential Trust, Inc.	Common Stock	3,719	481	—	86	567
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	20,824	11	—	814	825
NexPoint Storage Partners Operating Company, LLC	LLC Units	36,649	(508)	—	—	(508)
SFR WLIF III, LLC	LLC Units	6,948	—	370	—	370
Claymore Holdings, LLC	LLC Units	—	(110)	—	—	(110)
Allenby, LLC	LLC Units	—	(46)	—	—	(46)
Haygood, LLC.	LLC Units	—	—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	156,658	7,201	—	2,943	10,144
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	66,804	(9,885)	—	4,869	(5,016)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	46,310	(4,315)	—	1,242	(3,073)
NexAnnuity Holdings, Inc.	Preferred Shares	67,181	—	—	2,613	2,613
NexPoint Storage Partners Operating Company, LLC	Promissory Note	4,986	(15)	—	134	119
NexPoint SFR Operating Partnership, L.P.	Promissory Note	500	—	—	22	22
NREF OP IV, L.P.	Promissory Note	5,900	—	—	96	96
Total		$512,547	$(12,381)	$370	$14,919	$2,908
14. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space, which were paid in full on December 8, 2023. The NSP Series D Preferred Stock remains outstanding as of June 30, 2025. As of June 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $13.3 million. See Note 13 to our consolidated financial statements for additional information.
On October 4, 2024, the Company entered into the Citi Guaranty for the benefit of the Citi Lender under the Citi Loan Agreement, by and among Citi Borrower and the Citi Lender. Pursuant to the Citi Guaranty, the Company guarantees the Guaranteed Obligations (as defined in the Citi Loan Agreement). See Note 13 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of the subsidiaries of the Company’s loans with an aggregate principal amount of $41.6 million outstanding, as of June 30, 2025. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.
The Company is a guarantor and an indemnitor on a loan taken by the SPE which owns Cityplace Tower with an aggregate principal amount of $138.8 million as of June 30, 2025. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of June 30, 2025, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace Tower is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center. See Note 13 to our consolidated financial statements for additional information.
The Company, together with Calida Holdings III, LP, is a guarantor and an indemnitor on a loan taken by the SPE that owns Tivoli. As of June 30, 2025, the loan had an outstanding balance of $13.5 million. As a guarantor, it owes the obligations including a guaranty of payment, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, it owes customary environmental indemnifications. The Company has not recorded a contingent liability as Tivoli is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a revolving credit facility entered into by the Company, and two wholly owned subsidiaries with NexBank. See Note 13 to our consolidated financial statements for additional information.
The Company is a guarantor and indemnitor of a loan held by the SPE that owns Marriott Uptown. As of June 30, 2025, the loan had an outstanding principal balance of $87.5 million. The Company has provided an absolute, irrevocable, and unconditional guaranty of payment and performance, under which it is liable as a primary obligor for all obligations of the borrower. This guaranty is not contingent on the lender first pursuing remedies against the borrower, any other party, or any collateral, and the Company’s liability is direct, immediate, and unlimited in amount. The loan is secured by the property through a deed of trust. As an indemnitor, the Company also provides customary environmental indemnities. No liability has been recorded as of the reporting date as the borrower is current on all debt service obligations and in compliance with all loan covenants.
AMS C-Store JV, LLC
On January 30, 2025, the Company, through one of its subsidiaries, committed to fund $18.4 million of the preferred units of AMS C-Store JV, LLC with respect to convenience store property developments across Texas. The Company funded $9.2 million on January 30, 2025, $1.8 million on February 28, 2025, $1.0 million on May 1, 2025, and $1.5 million on May 15, 2025. The Company’s expected maximum commitment under AMS C-Store JV, LLC is $18.4 million, of which $4.9 million was unfunded as of June 30, 2025.
The table below shows the Company's unfunded commitments by investment type as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Investment Type	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$4,897	$—
Total	$4,897	$—
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of June 30, 2025, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore is engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.
15. Leases
The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands) for the six months ended June 30, 2025:

For the Six Months Ended June 30, 2025
Tenant	Rental Income
Neiman Marcus Group, LLC	$1,201
The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the six months ended June 30, 2024:

For the Six Months Ended June 30, 2024
Tenant	Rental Income
Neiman Marcus Group, LLC	$979
Saputo Dairy Foods	$924

Ground Lease
The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. The lease has a remaining term of 4 years and a discount rate of 4.6% and contains five one-year extension options. As of June 30, 2025, the carrying amount of the right-of-use asset is $0.6 million, and the lease liability is $(0.7) million.
For the six months ended June 30, 2025, the Company recognized lease expense of $0.1 million recorded on a straight-line basis over the lease term.

16. Segment Reporting
The Company has two reportable segments: Diversified and Hospitality. For a description of the types of products and services from which these reportable segments derive their revenues, see Notes 1, 2 and 3. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker primarily assesses performance for the segments and decides how to allocate resources based on segment net income (loss). The measures of segment assets are based on each segment’s total assets. The chief operating decision maker uses segment net income (loss) to evaluate profitability in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for dividend amounts. The Company’s two reportable segments serve different strategic purposes. The Diversified segment primarily consists of activities focused on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The majority of NXDT’s revenue is comprised of Rental income, Dividend income, and Interest income. The Hospitality segment primarily consists of acquiring additional U.S. located hospitality assets that meet its investment objective and criteria and seeking to own, renovate and operate its portfolio of income-producing hotel properties. The majority of NHT’s revenue is comprised of revenue from renting rooms and selling food and beverages (“F&B”). Therefore, the Company has identified Diversified and Hospitality as the two operating segments and the two reportable segments. The Company’s chief operating decision maker is the president of the Company.
The following table presents measures of the reportable segment measures of profitability, along with significant segment expenses (in thousands):

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Diversified	Hospitality	Total	Diversified	Hospitality		Total
Total Revenues	$31,191	$18,917	$50,108	$25,693	$9,386		$35,079
Less:
Advisory and administrative fees	6,764	3,898	10,662	6,420	269		6,689
Corporate general and administrative expenses	5,577	(1,630)	3,947	5,460	570		6,030
Real estate taxes and insurance	2,375	1,039	3,414	2,466	548		3,014
Property operating expense	3,090	9,394	12,484	3,335	4,998		8,333
Interest expense	7,513	6,400	13,913	8,911	3,471		12,382
Realized (gains) losses from non-real estate investments	(4,981)	—	(4,981)	21,875	—		21,875
Change in unrealized (gains) losses from non-real estate investments	74,959	—	74,959	(3,136)	—		(3,136)
Gain on sales of real estate	—	(37)	(37)	—	—		—
Property general and administrative expenses	1,147	2,460	3,607	1,326	1,566		2,892
Impairment loss	—	1,752	1,752	—	—		—
Income tax expense (benefit)	484	88	572	853	—		853
Depreciation and amortization	5,721	2,216	7,937	5,543	1,355		6,898
Equity in (income) losses of unconsolidated equity method ventures	167	—	167	958	—		958
Other segment items (1)	363	543	906	342	19	~	361
Net loss	$(71,988)	$(7,206)	$(79,194)	$(28,662)	$(3,408)		$(32,070)
The following table presents total assets for the reportable segments (in thousands):

	As of June 30, 2025			As of December 31, 2024
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total assets	$959,694	$151,296	$1,110,990	$1,039,392	$185,447	$1,224,839

(1)	Other segment items includes: Property management fees.

17. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table sets forth the redeemable noncontrolling interests in the OP for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Redeemable noncontrolling interest in the OP, January 1,	$—	$—
Redeemable noncontrolling interests from NHT Merger	359	—
Net loss attributable to redeemable noncontrolling interests in the OP	(20)	—
Distributions to redeemable noncontrolling interests in the OP	(3)	—
Redeemable noncontrolling interest in the OP, June 30,	$336	$—

18. Subsequent Events
Distributions Declared
On July 28, 2025, the Board approved a quarterly distribution of $0.15 per common share, payable on September 30, 2025 to shareholders of record on August 14, 2025. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on July 28, 2025, the Board approved a quarterly distribution of $0.34375 per Series A Preferred Share, payable on September 30, 2025 to shareholders of record on September 23, 2025.
Dominion Debt Extension
On August 8, 2025, the Company elected to use one of the one-year extensions under the Dominion Note to extend the maturity date to August 8, 2026.
Hospitality Debt, Guarantor Substitution
On August 4, 2025, the Company executed a loan modification agreement related to the PC&B Loan. As part of the modification, the original guarantor, which was a consolidated subsidiary of the Company, was replaced by the Company. The Company continues to guarantee the loan obligations through the replacement guarantor.
Share Repurchases
From July 1 through August 14, 2025, the Company has purchased 72,988 shares of its common stock, totaling approximately $0.3 million at an average price of $4.68 per share.

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
Overview
As of June 30, 2025, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The Company has two reportable segments, Diversified and Hospitality. Diversified represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio. The Diversified reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The Hospitality reportable segment represents a minority of the Company's consolidated portfolio and operations and is focused on exiting out of its remaining hospitality assets and repositioning the portfolio into other real estate sectors where management has extensive operating expertise and experience. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of June 30, 2025, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company, 3,359,593 Series A Preferred Units of the OP outstanding, of which 100.0% were owned by the Company, and 145,554 Series B Preferred Units of the OP, of which 100.0% were owned by the Company.
As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease, retail and small-bay industrial. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022, April 11, 2023 and July 22, 2024, for a term that will expire on July 1, 2026 and successive one-year terms thereafter unless earlier terminated. The Adviser is wholly owned by our Sponsor.
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
On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021, filed a lawsuit (the "Bankruptcy Trust Lawsuit") against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. Per the court’s order, the Bankruptcy Trust Lawsuit is stayed until any party provides 30 days’ notice of the intent to resume the adversary proceeding, with all pending deadlines extended for a period of time commensurate with the length of the stay. As of the date of this filing, the Bankruptcy Trust Lawsuit continues to be stayed. In addition, on February 8, 2023, UBS Securities LLC and UBS AG London (collectively “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the "UBS Lawsuit"). On March 7, 2023, the

matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state law causes of action and retained and stayed the federal cause of action. On February 26, 2024, several of the respondents, including Mr. Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
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
The U.S. government announced a comprehensive set of tariffs in the second quarter of 2025. Since then, the U.S. government has paused implementation for some of these tariffs. Although certain tariffs have gone into effect, the timing and scope of other tariffs is still currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.
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
Food and beverage revenue. F&B revenue includes revenue generated from the sale of food and/or beverage offerings. All F&B revenue is derived from the Hospitality segment.
Room revenue. Room revenue includes revenue from renting out rooms to customers. All rooms revenue is derived from the Hospitality segment.
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
Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement and fees previously paid to NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”) pursuant to the NHT Advisory Agreement (see Note 13 to our consolidated financial statements).
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
Income Tax Expense. Income tax expense is primarily derived from taxable gains from asset sales and other income earned from investments held in NXDT's TRSs and former NHT's TRSs.
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

Real Estate Investments Statistics
As of June 30, 2025, the Diversified segment was invested in two retail properties, and one office, multifamily and hospitality property (excluding investments in undeveloped land), and the Hospitality segment consisted of six hotel properties as listed below:
Diversified Segment:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	June 30, 2025	June 30, 2025
White Rock Center	82,793	Retail		6/13/2013	$1.60	81.4%
5916 W Loop 289	30,140	Retail		7/23/2013	$—	—%	(4)
Cityplace Tower	1,365,711	Office, Multifamily & Hospitality	(3)	8/15/2018	$2.15	46.4%
	1,478,644
Hospitality Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	HGI Property	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Park City	Upscale	Full-Service	2016	122
Hampton Inn & Suites	Bradenton, Florida	Bradenton	Upscale	Select-Service	1926/2016	119
Marriott	St. Petersburg, Florida	St. Pete Property	Upper Upscale	Full-Service	2001/2021	209
Total Rooms:						690
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of June 30, 2025, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of June 30, 2025.
(2)Percent occupied is calculated as the rentable square footage occupied as of June 30, 2025, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of June 30, 2025.
(4)The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.
Consolidated Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The three months ended June 30, 2025 as compared to the three months ended June 30, 2024
The following tables set forth a summary of our operating results for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,
	2025	2024	$ Change
Total revenues	$21,034	$22,274	$(1,240)
Total expenses	(21,167)	(21,681)	514
Operating income	(133)	593	(726)
Interest expense	(6,637)	(7,851)	1,214
Equity in income (losses) of unconsolidated ventures	190	196	(6)
Income tax expense	641	(303)	944
Change in unrealized gains (losses)	(41,637)	(3,154)	(38,483)
Realized gains (losses)	3,462	(3)	3,465
Gains on sales of real estate	26	—	26
Net income (loss)	(44,088)	(10,522)	(33,566)
Net (income) attributable to Series A preferred shareholders	(1,155)	(1,155)	—
Net (income) attributable to Series B preferred shareholders	(28)	—	(28)
Net loss attributable to noncontrolling interests	—	1,894	(1,894)
Net loss attributable to redeemable noncontrolling interests in the OP	20	—	20
Net income (loss) attributable to common shareholders	$(45,251)	$(9,783)	$(35,460)
The net loss for the three months ended June 30, 2025 increased by $33.6 million as compared to the three months ended June 30, 2024. The increase between periods primarily relates to mark-to-market losses on our investments accounted for at fair value.
Revenues
Rental income. Rental income was $3.7 million for the three months ended June 30, 2025, compared to $4.0 million for the three months ended June 30, 2024, which was a decrease of approximately $0.3 million. Rental income decreased between the periods due to a decrease in occupancy at Cityplace Tower.
Rooms. Rooms revenue was $6.3 million for the three months ended June 30, 2025, compared to $8.2 million for the three months ended June 30, 2024, which was a decrease of approximately $1.9 million. Rooms revenue decreased between the periods due to the disposition of Hospitality properties in 2025.
Food and beverage. F&B revenue was $0.8 million for the three months ended June 30, 2025, compared to $0.8 million for the three months ended June 30, 2024, which was flat.
Interest and dividends. Interest and dividends totaled $10.0 million for the three months ended June 30, 2025, compared to $8.9 million for the three months ended June 30, 2024, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to an increase in dividend income.
Other income. Other income was approximately $313.0 thousand for the three months ended June 30, 2025, compared to $373.0 thousand for the three months ended June 30, 2024, which was a decrease of approximately $60.0 thousand. The decrease between the periods due to a decrease in resort charges, due to the disposition of Hospitality properties in 2025.
Expenses

Property operating expenses. Property operating expenses were $5.5 million for the three months ended June 30, 2025, compared to $6.8 million for the three months ended June 30, 2024, which was a decrease of approximately $1.3 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.
Property management fees. Property management fees were $0.4 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to fees associated with onboarding new property managers at the Hospitality segment properties.
Real estate taxes and insurance. Real estate taxes and insurance costs were $1.6 million for the three months ended June 30, 2025, compared to $1.8 million for the three months ended June 30, 2024, which was a decrease of approximately $0.2 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower and our Hospitality properties. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.
Advisory and administrative fees. For the three months ended June 30, 2025, the Company incurred administrative fees and advisory fees of $7.0 million, compared to $3.4 million for the three months ended June 30, 2024, which was an increase of approximately $3.6 million. The increase between the periods is primarily attributed to a one-time termination fee paid to the former NHT Adviser in connection with the termination of the advisory agreement following the NHT Merger.
Property general and administrative expenses. Property general and administrative expenses were $1.6 million for the three months ended June 30, 2025, compared to $2.2 million for the three months ended June 30, 2024, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.
Corporate general and administrative expenses. Corporate general and administrative expenses were $1.0 million for the three months ended June 30, 2025, compared to $3.2 million for the three months ended June 30, 2024, which was a decrease of approximately $2.2 million. The decrease between the periods was primarily due to a write off of accrued payables and expenses.
Depreciation and amortization. Depreciation and amortization costs were $4.0 million for the three months ended June 30, 2025, compared to $4.1 million for the three months ended June 30, 2024, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.
Other Income and Expense
Interest expense. Interest expense was $6.6 million for the three months ended June 30, 2025, compared to $7.9 million for the three months ended June 30, 2024, which was a decrease of approximately $1.2 million. The decrease between the periods was primarily due a decrease in debt related to paydowns.
Equity in income (losses) of unconsolidated ventures. Equity in income (losses) of unconsolidated ventures was $0.2 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024, which was flat.
Income tax expense (benefit). The Company has recorded income tax expense (benefit) of $0.1 million associated with the TRSs for the three months ended June 30, 2025, and $0.5 million associated with the TRSs for the three months ended June 30, 2024. The tax expense (benefit) for the three months ended June 30, 2025 is partially decreased by the annual change in valuation allowance on a deferred tax asset of $0.7 million for a net (benefit) of $(0.6) million for the three months ended June 30, 2025, that is recorded on the Consolidated Statement of Operations and Comprehensive Income.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(41.6) million for the three months ended June 30, 2025, compared to $(3.2) million for the three months ended June 30, 2024, which was a decrease of approximately $(38.4) million. The losses for the three months ended June 30, 2025 were largely driven by mark-to-market losses on NSP common equity of $16.0 million, NREF OP (“NREF OP Units”) of $7.3 million, IQHQ LP interests of $5.2 million and NREF common stock of $3.2 million. The losses for the three months ended June 30, 2024 were primarily driven by mark-to-market losses on NSP common equity of $54.9 million and

VineBrook Homes Operating Partnership, L.P. ("VB OP Units") of $20.9 million offset by mark-to-market gains on NREF OP Units of $3.7 million and mark-to-market gains on our legacy CLOs of $13.4 million.
Realized gains (losses). Realized gains (losses) were $3.5 million for the three months ended June 30, 2025, compared to $0.0 million for the three months ended June 30, 2024, which was an increase of approximately $3.5 million. The realized losses for the three months ended June 30, 2024 was primarily driven by a contingent gain on the Haygood and Allenby entities.
The six months ended June 30, 2025 as compared to the six months ended June 30, 2024
The following table sets forth a summary of our operating results for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 (in thousands):

	For the Six Months Ended June 30,
	2025	2024	$ Change
Total revenues	$50,108	$35,079	$15,029
Total expenses	(44,709)	(34,217)	(10,492)
Operating income	5,399	862	4,537
Interest expense	(13,913)	(12,382)	(1,531)
Equity in income (losses) of unconsolidated ventures	(167)	(958)	791
Income tax expense	(572)	(853)	281
Change in unrealized gains (losses)	(74,959)	3,136	(78,095)
Realized gains (losses)	4,981	(21,875)	26,856
Gains on sales of real estate	37	—	37
Net loss	(79,194)	(32,070)	(47,124)
Net (income) attributable to Series A preferred shareholders	(2,310)	(2,310)	—
Net (income) attributable to Series B preferred shareholders	(30)	—	(30)
Net loss attributable to noncontrolling interests	1,945	1,894	51
Net loss attributable to redeemable noncontrolling interests in the OP	20	—	20
Net income (loss) attributable to common shareholders	$(79,569)	$(32,486)	$(47,103)
The net loss for the six months ended June 30, 2025 increased by $47.1 million as compared to the six months ended June 30, 2024. The increase between periods primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by an increase to total revenues.
Revenues
Rental income. Rental income was $7.4 million for the six months ended June 30, 2025, compared to $8.0 million for the six months ended June 30, 2024, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to a decrease in occupancy at Cityplace Tower.
Rooms revenue. Rooms revenue was $16.6 million for the six months ended June 30, 2025, compared to $8.2 million for the six months ended June 30, 2024, which was an increase of approximately $8.4 million. The increase between the periods is due to the Hospitality segment not being consolidated prior to April 19, 2024.
Food and beverage revenue. F&B revenue was $1.6 million for the six months ended June 30, 2025, compared to $0.8 million for the six months ended June 30, 2024, which was an increase of approximately $0.8 million. The increase between the periods is due to the Hospitality segment not being consolidated prior to April 19, 2024.
Interest and dividends. Interest and dividends totaled $23.9 million for the six months ended June 30, 2025, compared to $17.6 million for the six months ended June 30, 2024, which was an increase of approximately $6.3 million. The increase between the periods was attributed to an increase in dividends from equity investments.

Other income. Other income was approximately $0.6 million for the six months ended June 30, 2025, compared to $0.4 million for the six months ended June 30, 2024, which was an increase of approximately $0.2 million. The decrease between the periods was primarily due to a decrease in resort charges, associated with a decrease in Hospitality assets.
Expenses
Property operating expenses. Property operating expenses were $12.5 million for the six months ended June 30, 2025, compared to $8.3 million for the six months ended June 30, 2024, which was an increase of approximately $4.2 million. The increase between the periods was primarily due to the NHT consolidation.
Property management fees. Property management fees were $0.9 million for the six months ended June 30, 2025, compared to $0.4 million for the six months ended June 30, 2024, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to the NHT consolidation.
Real estate taxes and insurance. Real estate taxes and insurance costs were $3.4 million for the six months ended June 30, 2025, compared to $3.0 million for the six months ended June 30, 2024, which was an increase of approximately $0.4 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower and our Hospitality properties. The increase between the periods was primarily due to the consolidation of NHT.
Advisory and administrative fees. For the six months ended June 30, 2025, the Company incurred administrative fees and advisory fees of $10.7 million. For the six months ended June 30, 2024, the Company incurred administrative fees and advisory fees of $6.7 million. The increase between the six months ended June 30, 2025 and the six months ended June 30, 2024, is primarily due to the addition of fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement from the consolidation of NHT.
Property general and administrative expenses. Property general and administrative expenses were $3.6 million for the six months ended June 30, 2025, compared to $2.9 million for the six months ended June 30, 2024, which was an increase of approximately $0.7 million. The increase between the periods is primarily attributed to the NHT consolidation.
Corporate general and administrative expenses. Corporate general and administrative expenses were $3.9 million for the six months ended June 30, 2025, compared to $6.0 million for the six months ended June 30, 2024, which was a decrease of approximately $2.1 million. The decrease between periods was primarily due to a write off of accrued payables and expenses.
Depreciation and amortization. Depreciation and amortization costs were $7.9 million for the six months ended June 30, 2025, compared to $6.9 million for the six months ended June 30, 2024, which was an increase of approximately $1.0 million. This change reset the depreciable basis of our properties as well as caused the recognition of new intangible lease assets. The increase between the periods was primarily due to the NHT consolidation.
Impairment loss. Impairment loss was $1.8 million for six months ended June 30, 2025, compared to $0 for the six months ended June 30, 2024.The increase between the periods was due to an increase in impairment charges relating to the Addison Property.
Other Income and Expense
Interest expense. Interest expense was $13.9 million for the six months ended June 30, 2025, compared to $12.4 million for the six months ended June 30, 2024, which was an increase of approximately $1.5 million. The increase between the periods was primarily due to the NHT consolidation.
Equity in income (losses) of unconsolidated ventures. Equity in losses of unconsolidated ventures was $(0.2) million for the six months ended June 30, 2025, compared to $(1.0) million for the six months ended June 30, 2024, which was a decrease of approximately $0.8 million. The decrease between periods was primarily due to a decrease in net loss at Marriott Uptown.
Income tax expense (benefit). The Company has recorded income tax expense (benefit) of $0.6 million associated with the TRSs for the six months ended June 30, 2025 and $1.0 million associated with the TRSs for the six months ended June 30, 2024. The tax expense for the six months ended June 30, 2025 is partially decreased by the annual change in valuation allowance on a deferred tax asset of $0.2 million, and an income tax expense of $0.8 million for a net expense of $0.6 million for the six months ended June 30, 2025 that is recorded on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(75.0) million for the six months ended June 30, 2025, compared to $3.1 million for the six months ended June 30, 2024, which was a decrease of approximately $(78.1) million. The losses for the six months ended June 30, 2025 were largely driven by mark-to-market losses on NSP common equity of $19.8 million, NREF OP Units of $9.3 million, IQHQ LP interests of $5.8 million and NREF common stock of $4.0 million. The gains for the six months ended June 30, 2024 were largely driven by redemptions of the legacy CLO positions, which generated realized losses and a positive change in unrealized, mark-to-market gains on VB OP Units of $7.2 million, offset by NREF OP Units of $9.8 million, and NREF common stock of $7.3 million.
Realized gains (losses). Realized gains (losses) were $5.0 million for the six months ended June 30, 2025, compared to $(21.9) million for the six months ended June 30, 2024, which was an increase of approximately $26.9 million. The gains for the six months ended June 30, 2025 were primarily driven by realized gains on United Development Funding IV common equity. The losses for the six months ended June 30, 2024 were primarily driven by realized losses on the legacy CLOs of $22.8 million.
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
There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three months ended June 30, 2025, and 2024 (our "Same Store" properties). Our Same Store properties exclude Cityplace Tower as of June 30, 2025 and 2024, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude the Hospitality segment, as the properties in that segment were not held in the full comparable period.
Consolidated NOI and Same Store NOI for the Three and Six Months Ended June 30, 2025 and 2024
The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three and six months ended June 30, 2025 and 2024 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2025	2024	2025	2024
Net loss	$(44,088)	$(10,522)	$(79,194)	$(32,070)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	7,020	3,443	10,662	6,689
Corporate general and administrative expenses	1,020	3,195	3,947	6,030
Income tax expense	(641)	303	572	853
Depreciation and amortization	4,028	4,102	7,937	6,898
Interest expense	6,637	7,851	13,913	12,382
Non-operating property investment revenue¹	(9,977)	(8,904)	(23,939)	(17,635)
Realized (gains) losses from non-real estate investments	(3,462)	3	(4,981)	21,875
Change in unrealized (gains) losses from non-real estate investments	41,637	3,154	74,959	(3,136)
Equity in (income) losses of unconsolidated equity method ventures	(190)	(196)	167	958
Impairment loss	—	—	1,752	—
NOI	$1,984	$2,429	$5,795	$2,844
Less Non-Same Store
Revenues	$(10,582)	$(12,986)	$(25,361)	$(16,739)
Operating expenses	8,941	10,805	20,098	14,312
Operating income	(26)	—	(37)	—
Same Store NOI	$317	$247	$495	$418
(1)Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three and six months ended June 30, 2025 to net income (loss), the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025			2025
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Net loss	$(40,485)	$(3,603)	$(44,088)	$(71,395)	$(7,799)	$(79,194)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,422	3,598	7,020	6,764	3,898	10,662
Corporate general and administrative expenses	3,222	(2,202)	1,020	5,577	(1,630)	3,947
Income tax expense	(478)	(163)	(641)	484	88	572
Depreciation and amortization	2,929	1,099	4,028	5,721	2,216	7,937
Interest expense	3,787	2,850	6,637	7,513	6,400	13,913
Non-operating property investment revenue¹	(9,635)	(342)	(9,977)	(23,293)	(646)	(23,939)
Realized (gains) losses from non-real estate investments	(3,462)	—	(3,462)	(4,981)	—	(4,981)
Change in unrealized (gains) losses from non-real estate investments	41,637	—	41,637	74,959	—	74,959
Equity in (income) losses of unconsolidated equity method ventures	(190)	—	(190)	167	—	167
Impairment loss	—	—	—	—	1,752	1,752
NOI	$747	$1,237	$1,984	$1,516	$4,279	$5,795
Less Non-Same Store
Revenues	$(14,791)	$4,209	$(10,582)	$(18,330)	$(7,031)	$(25,361)
Operating expenses	3,282	5,659	8,941	6,661	13,436	20,097
Operating income	—	(26)	(26)	—	(37)	(37)
Same Store NOI	$(10,762)	$11,079	$317	$(10,153)	$10,648	$495
(1)Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2025 and 2024
There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three months ended June 30, 2025, and 2024 (our "Same Store" properties). Our Same Store properties exclude Cityplace Tower as of June 30, 2025 and 2024, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude the Hospitality segment, as the properties in that segment were not held in the full comparable period.
The following table reflects the revenues, property operating expenses and NOI for the three months ended June 30, 2025 and 2024 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended June 30
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$449	$386	$63	16.3%
Same Store revenues	449	386	63	16.3%
Non-Same Store
Rental income	3,264	3,600	(336)	-9.3%
Other income	287	374	(87)	-23.3%
Rooms	6,281	8,200	(1,919)	-23.4%
Food and beverage	750	812	(62)	-7.6%
Non-Same Store revenues	10,582	12,986	(2,404)	-18.5%
Total revenues	11,031	13,372	(2,341)	-17.5%

Operating expenses
Same Store
Property operating expenses	58	39	19	48.7%
Real estate taxes and insurance	74	66	8	12.1%
Property management fees	22	21	1	4.8%
Property general and administrative expenses	4	14	(10)	N/M
Same Store operating expenses	158	139	18	12.9%
Non-Same Store
Property operating expenses	5,465	6,717	(1,252)	-18.6%
Real estate taxes and insurance	1,499	1,708	(209)	-12.2%
Property management fees	365	166	199	N/M
Property general and administrative expenses	1,612	2,214	(602)	-27.2%
Non-Same Store operating expenses	8,941	10,805	(1,864)	-17.3%
Total operating expenses	9,099	10,944	(1,846)	-16.9%

Operating income
Non-Same Store
Realized gains (losses)	26	—	26	—%
Total operating income	26	—	26	—%

NOI
Same Store	317	247	70	28.3%
Non-Same Store	1,667	2,182	(515)	-23.6%
Total NOI	$1,984	$2,428	$(444)	-18.3%
Consolidated Same Store Results of Operations for the Three Months Ended June 30, 2025 and 2024
As of June 30, 2025, our Same Store properties were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.18, compared to 51.5% leased with a weighted average monthly effective occupied rent per square foot of $1.14 as of June 30, 2024. For our Same Store properties, we recorded the following operating results for the three months ended June 30, 2025 and 2024.
Revenues
Rental Income. Rental income was $0.4 million for the three months ended June 30, 2025, compared to $0.4 million for the three months ended June 30, 2024.
Expenses
Property operating expenses. Property operating expenses were $58.0 thousand for the three months ended June 30, 2025, compared to $39.0 thousand for the three months ended June 30, 2024, which was an increase of approximately $19.0 thousand or 48.7%. The majority of the increase between the three months ended June 30, 2025 and the three months ended June 30, 2024 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $74.0 thousand for the three months ended June 30, 2025, compared to $66.1 thousand for the three months ended June 30, 2024, which was a decrease of approximately $7.9 thousand or 12.1%. The majority of the decrease between the three months ended June 30, 2025 and the three months ended June 30, 2024 is related to a decrease in the property tax budget.
Property management fees. Property management fees were $22.0 thousand for the three months ended June 30, 2025, compared to $20.5 thousand for the three months ended June 30, 2024, which was an increase of approximately $1.5 thousand, or 4.8%. The increase between the three months ended June 30, 2025 and the three months ended June 30, 2024 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $4.0 thousand for the three months ended June 30, 2025, compared to $13.5 thousand for the three months ended June 30, 2024, which was a decrease of approximately $9.5 thousand. The decrease between the three months ended June 30, 2025 and the three months ended June 30, 2024 is related to a decrease in professional fees.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2025 and 2024
The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2025 and 2024 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$808	$707	$101	14.3%
Same Store revenues	808	707	101	14.3%
Non-Same Store
Rental income	6,550	7,325	(775)	-10.6%
Other income	541	402	139	34.6%	(1)
Rooms	16,631	8,200	8,431	N/M
Food and beverage	1,639	812	827	N/M
Non-Same Store revenues	25,361	16,739	8,622	N/M	(1)
Total revenues	26,169	17,446	8,723	50.0%	(1)

Operating expenses
Same Store
Property operating expenses	122	88	34	38.6%
Real estate taxes and insurance	140	146	(6)	-4.1%
Property management fees	41	38	3	7.9%
Property general and administrative expenses	10	17	(7)	-41.2%
Same Store operating expenses	313	288	25	8.7%
Non-Same Store
Property operating expenses	12,362	8,246	4,116	49.9%	(1)
Real estate taxes and insurance	3,274	2,868	406	14.2%	(1)
Property management fees	865	324	541	N/M	(1)
Property general and administrative expenses	3,597	2,875	722	25.1%	(1)
Non-Same Store operating expenses	20,098	14,312	5,786	40.4%	(1)
Total operating expenses	20,411	14,601	5,810	39.8%	(1)

Operating income
Non-Same Store
Realized gains (losses)	37	—	37	—%
Total operating income	37	—	37	—%

NOI
Same Store	495	419	76	18.1%
Non-Same Store	5,300	2,426	2,874	N/M	(1)
Total NOI	$5,795	$2,845	$2,950	N/M	(1)

(1)Denotes that the significant percentage change in the current period comparison is primarily attributed to the consolidation of NHT.
See reconciliation of net income (loss) to NOI above under “Consolidated NOI and Same Store NOI for the Six Months Ended June 30, 2025 and 2024.”
Consolidated Same Store Results of Operations for the Six Months Ended June 30, 2025 and 2024
As of June 30, 2025, our Same Store properties were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.18, compared to 51.5% leased with a weighted average monthly effective occupied rent per square foot of $1.14 as of June 30, 2024. For our Same Store properties, we recorded the following operating results for the six months ended June 30, 2025 and 2024.
Revenues
Rental Income. Rental income was $808.0 thousand for the six months ended June 30, 2025, compared to $707.4 thousand for the six months ended June 30, 2024, which is an increase of approximately $100.6 thousand or 14.3%. The majority of the increase between the six months ended June 30, 2025 and the six months ended June 30, 2024 is due to an increase in occupancy at White Rock Center.
Expenses
Property operating expenses. Property operating expenses were $122.0 thousand for the six months ended June 30, 2025, compared to $88.0 thousand for the six months ended June 30, 2024, which was an increase of approximately $34.0 thousand or 38.6%. The majority of the increase between the six months ended June 30, 2025 and the six months ended June 30, 2024 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $140.0 thousand for the six months ended June 30, 2025, compared to $145.9 thousand for the six months ended June 30, 2024, which was a decrease of approximately $5.9 thousand or 4.1%. The majority of the decrease between the six months ended June 30, 2025 and the six months ended June 30, 2024 is related to a decrease in the property tax budget.
Property management fees. Property management fees were $41.0 thousand for the six months ended June 30, 2025, compared to $37.5 thousand for the six months ended June 30, 2024, which was an increase of approximately $3.5 thousand, or 7.9%. The increase between the six months ended June 30, 2025 and the six months ended June 30, 2024 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $10.0 thousand for the six months ended June 30, 2025, compared to $16.8 thousand for the six months ended June 30, 2024, which was a decrease of approximately $6.8 thousand, which was not a material change. The majority of the decrease between the six months ended June 30, 2025 and the six months ended June 30, 2024 is related to a decrease in professional fees.
Consolidated FFO and AFFO
We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.
Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. We compute FFO attributable to common shareholders as net income (loss), excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, plus impairment losses and realized gains (losses). Our calculation of FFO differs slightly from NAREIT's definition of FFO because we exclude realized gains (losses). We believe the exclusion of realized gains (losses) is appropriate because these realized gains (losses) are not related to our real estate properties. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to prior redeemable non-controlling interests in NHT and redeemable non-controlling interests in the OP and we show the combined amounts attributable to such non-controlling interests as an adjustment to arrive at FFO attributable to common shareholders.
AFFO makes certain adjustments to FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts FFO to remove items such as equity based compensation expense and the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, non-controlling interests (as described above) related to these items, change in unrealized gains (losses) and a one-time termination fee paid to the former NHT Adviser in connection with the termination of the advisory agreement following the NHT Merger. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.
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
The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

		For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30	For the Six Months Ended June 30
		2025	2024	2025	2024	% Change (1)
Net income (loss)		$(44,088)	$(10,522)	$(79,194)	$(32,070)	N/M
Depreciation and amortization		4,028	4,102	7,937	6,898	15.1%
Realized (gains) losses		(3,498)	3	(5,018)	21,875	N/M
Impairment loss		—	—	1,752	—	—%
Adjustment for noncontrolling interests		—	1,266	615	1,266	N/M
Adjustment for redeemable noncontrolling interests in the OP		20	—	20	—	—%
FFO		(43,538)	(5,151)	(73,888)	(2,031)	N/M
Distributions to Series A preferred shareholders		(1,155)	(1,155)	(2,310)	(2,310)	—%
Distributions to Series B preferred shareholders		(28)	—	(30)	—	—%
FFO attributable to common shareholders		(44,721)	(6,306)	(76,228)	(4,341)	N/M

FFO per share - basic		$(0.99)	$(0.16)	$(1.72)	$(0.11)	N/M
FFO per share - diluted		$(0.99)	$(0.16)	$(1.72)	$(0.11)	N/M

Equity-based compensation expense		1,663	1,232	2,467	1,779	38.7%
Amortization of deferred financing costs - long term debt		196	(176)	339	(447)	N/M
Change in unrealized (gains) losses		41,637	3,154	74,959	(3,136)	N/M
Termination fee expense	(2)	3,539	—	3,539	—	—%
AFFO attributable to common shareholders		2,313	(2,096)	5,076	(6,145)	N/M

AFFO per share - basic		$0.05	$(0.05)	$0.11	$(0.16)	N/M
AFFO per share - diluted		$0.05	$(0.05)	$0.11	$(0.16)	N/M

Weighted average common shares outstanding - basic		45,687	39,616	44,303	39,094	13.3%
Weighted average common shares outstanding - diluted	(3)	45,871	41,062	46,090	39,321	17.2%

Distributions declared per common share		$0.15	$0.15	$0.30	$0.30	—%
Net income (loss) coverage	(4)	-6.43x	-1.77x	-5.96x	-2.73x	N/M
FFO Coverage - diluted	(4)	-6.6x	-1.07x	-5.73x	-0.37x	N/M
AFFO Coverage - diluted	(4)	0.34x	-0.34x	0.37x	-0.52x	N/M

(1)Represents the percentage change for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
(2)Represents one-time termination fee paid to the former NHT Adviser in connection with the termination of the advisory agreement following the NHT Merger. Management considers this not indicative of ongoing operating performance.
(3)The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(4)Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over distributions declared per common share during the period.
The three months ended June 30, 2025 as compared to the three months ended June 30, 2024
FFO was $(43.5) million for the three months ended June 30, 2025, compared to $(5.2) million for the three months ended June 30, 2024, which was a decrease of approximately $38.4 million. The change in our FFO between the three months ended June 30, 2025 and the three months ended June 30, 2024 primarily relates to an increase in unrealized losses, primarily attributed to decreases in mark-to-market values of our investments at fair value.
AFFO was $2.3 million for the three months ended June 30, 2025, compared to $(2.1) million for the three months ended June 30, 2024, which was an increase of approximately $4.4 million. The change in our AFFO between the three months ended June 30, 2025 and the three months ended June 30, 2024 primarily relates a decrease in expenses.
The six months ended June 30, 2025 as compared to the six months ended June 30, 2024
FFO was $(73.9) million for the six months ended June 30, 2025, compared to $(2.0) million for the six months ended June 30, 2024, which was a decrease of approximately $71.9 million. The change in our FFO between the six months ended June 30, 2025 and the six months ended June 30, 2024 primarily relates to an increase in unrealized losses, primarily attributed to decreases in mark-to-market values of our investments at fair value.
AFFO was $5.1 million for the six months ended June 30, 2025, compared to $(6.1) million for the six months ended June 30, 2024, which was an increase of approximately $11.2 million. The change in our AFFO between the six months ended June 30, 2025 and the six months ended June 30, 2024 primarily relates to an increase in total revenues, largely attributed to the Hospitality properties, which were not held in the full comparable period in 2024.
Net Asset Value
The SEC does not provide rules on the methodology we must use to determine our NAV or NAV per common share. The determination of NAV involves a number of subjective assumptions, estimates and judgments that may not be accurate or complete. We believe there is no established practice among REITs for calculating NAV. Different firms using different property-specific, general real estate, capital markets, economic and other assumptions, estimates and judgments could derive a NAV that could be significantly different from our NAV. Thus, other public REITs methodologies used to calculate NAV may differ materially from ours. Additionally, our NAV differs from the values of our real estate assets as calculated in accordance with GAAP, in that we calculate NAV based on the Consolidated Balance Sheets as total assets minus total liabilities, less any equity attributable to preferred shareholders (such as the Series A Preferred Shares and the Series B Preferred Shares) and noncontrolling interests. Our NAV per common share is calculated by dividing our NAV by our diluted common shares outstanding, which represents the aggregate of our common shares outstanding plus any unvested restricted share units as of the last day of the reporting period, and common shares assumed to be issued upon redemption of any outstanding and applicable Series B Preferred Shares. We calculate NAV per common share on a quarterly basis beginning with the quarter ended December 31, 2024.
The presentation of NAV and NAV per common share below is intended to be the Applicable NAV (as defined in the statement of preferences of the Series B Preferred Shares) for purposes of the offering of the Series B Preferred Shares. The below table presents the NAV calculation (in thousands, except per common share amounts):

As Of	Total Assets	Total Liabilities	Series A Preferred Shares (1)	Series B Preferred Shares (2)	NAV	Diluted Common Shares Outstanding	NAV Per Common Share
June 30, 2025	1,110,990	(354,775)	(83,252)	(3,171)	669,792	50,288	$13.32
(1)Represents the liquidation preference, net of approximately $738 thousand issuance costs, from the issuance of the Company’s Series A Preferred Shares.
(2)Represents the liquidation preference, net of approximately $500 thousand issuance costs, from the issuance of the Company’s Series B Preferred Shares.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures including:
•capital expenditures to continue the ongoing development of Cityplace Tower;
•capital expenditures necessary to maintain the Hospitality hotel properties;
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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance, the Series B Preferred Offering and, if necessary, future debt or equity issuances. As of June 30, 2025, we had $4.7 million of cash available to meet our short-term liquidity requirements. As of June 30, 2025, we also had $32.7 million of restricted cash held in reserve by the lender on the Cityplace Tower debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of June 30, 2025, we also had $0.9 million of restricted cash held in reserve by the lender on the NexBank Revolver. These reserves are to be used for future interest payments on the debt facility. As of June 30, 2025, we also had $10.5 million of restricted cash reserves associated with the Hospitality segment for brand-mandated performance improvement plans and furniture, fixtures and equipment upgrades arising from the execution of the Company’s franchise agreement and future insurance and property tax expenses.
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
In addition to our ongoing renovation of Cityplace Tower, our other properties will require periodic capital expenditures and renovation to remain competitive. We estimate an additional $250 million to $270 million of capital expenditures to complete the Cityplace Tower renovation. Also, acquisitions, redevelopments, or expansions of our properties will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for distributions paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions, or redevelopment through retained earnings long-term is limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations, and prospects could be materially and adversely affected.
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
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and distribution requirements for the twelve-month period following June 30, 2025. See “—Debt” for additional details regarding our indebtedness and related liquidity requirements.
Recent Tax Law Update
On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (“the OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. These include the permanent extension of (i) the reduced marginal U.S. federal income tax rates and (ii) the 20% deduction on “qualified REIT dividends” for individuals and other non-corporate taxpayers and (iii) the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets.
Series B Preferred Shares Offering
On January 30, 2025, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of up to $400.0 million. The Series B Preferred Shares are convertible at the option of the holder thereof into our common shares beginning on the first day of the month following the third anniversary of the date of original issuance of the shares to be converted if the 5-day volume weighted average price of our common shares on the NYSE ending on the trading day immediately preceding the date the holder delivers a duly completed conversion notice to the Company (such 5-day VWAP, the “Market Price”) represents a 15.0% premium to the estimated fair market NAV of the Company per common share as most recently published by the Company at the time of issuance of the applicable Series B Preferred Share (the “Minimum Market Price Trigger”). If the Minimum Market Price Trigger is satisfied, the Series B Preferred Shares will be convertible at a 6%, 10% or 12% discount to the Market Price beginning on the first day of the month following the third, fourth and fifth anniversary of the date of original issuance of the shares to be converted, respectively. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Shares are redeemable at the option of the holder at a redemption price per share equal to the stated value of $25.00 per share, plus all accrued but unpaid cash distributions and less certain redemption fees. After the first day of the first quarter following the second anniversary of the date of original issuance, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company’s agreement and declaration of trust and the statement of preferences setting forth the terms of the Series B Preferred Shares, at a redemption price per share equal to the stated value of $25.00 per share, plus any accrued but unpaid cash distributions. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of the Company’s common shares for so long as the common shares are listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of June 30, 2025, the Company has sold 145,554 shares of the Series B Preferred Shares for total gross proceeds of $3.6 million.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended June 30
	2025	2024
Net cash provided by (used in) operating activities	$7,151	$(8,047)
Net cash provided by investing activities	34,860	42,222
Net cash used in financing activities	(42,041)	(13,037)
Net decrease in cash, cash equivalents and restricted cash	(30)	21,138
Cash, cash equivalents and restricted cash, beginning of period	48,901	53,169
Cash, cash equivalents and restricted cash, end of period	$48,871	$74,307
Cash flows from operating activities. During the six months ended June 30, 2025, net cash provided by (used in) operating activities was $7.2 million, compared to net cash provided by operating activities of $(8.0) million for the six months ended June 30, 2024. The change in cash flows from operating activities was mainly due to an increase in dividend income from equity securities.
Cash flows from investing activities. During the six months ended June 30, 2025, net cash provided by investing activities was $34.9 million, compared to net cash provided by investing activities of $42.2 million for the six months ended June 30, 2024. The change in cash flows from investing activities was attributed to proceeds from held-for-sale properties of $8.3 million and a return of capital from the Marriott Uptown equity method investment of $15.1 million.
Cash flows from financing activities. During the six months ended June 30, 2025, net cash used in financing activities was $(42.0) million, compared to net cash used in financing activities of $(13.0) million for the six months ended June 30, 2024. The change in cash flows from financing activities was due to paydowns on the mortgage debt with proceeds from the held-for-sale assets.
Debt
Mortgage Debt
As of June 30, 2025, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $218.6 million at a weighted average interest rate of 7.55%. See Note 6 to our consolidated financial statements for additional information.
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
Cityplace Tower Debt
Effective March 8, 2025, the lender agreed to defer the maturity of the Cityplace Tower debt by twelve months to March 8, 2026. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility ("Credit Facility") with Raymond James Bank, N.A. and drew the full balance. Prior to October 20, 2023, the Company paid down the outstanding amount under the Credit Facility to $1.0 million. Amounts repaid by the Company under the Credit Facility could not be reborrowed. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. As of June 30, 2025, the Credit Facility bore interest at the one-month SOFR plus 4.25%. During the six months ended June 30, 2025, the Company paid down $6.0 million on the Credit Facility. As of June 30, 2025, the Credit Facility had an outstanding balance of $5.0 million. For additional information regarding our Credit Facility, see Note 6 to our consolidated financial statements.
The Credit Facility will mature on October 6, 2025 and is subject to monthly amortization payments through the maturity date. We believe we will have adequate liquidity to pay these obligations when they come due.
Revolving Credit Facility
On May 22, 2023, the Company entered into a revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million, and with the option to extend the maturity two times by six months. As of June 30, 2025, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2025. On May 21, 2024, the Company elected to use one of the two extension options to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to use the second extension option to extend the maturity by six months to May 21, 2025. On October 22, 2024, the Company amended the NexBank Revolver agreement to allow for the Lubbock property to be used as collateral for the debt. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. As of June 30, 2025, the NexBank Revolver had an outstanding balance of $13.8 million. As of June 30, 2025, the Company held $0.9 million in restricted cash in the interest reserve account.
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
Mortgages Payable, Hospitality
On February 28, 2019, NHT entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on September 8, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on September 8, 2025. As of June 30, 2025, the Note A Loan and Note B Loan had an outstanding balance of $28.1 million and $13.5 million and effective interest rates of 6.32% and 10.79%, respectively.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT entered into the PC & B Loan with an original maturity date of February 5, 2025. See Note 14 for a discussion of the extension of the maturity date of the PC & B Loan. The outstanding balance on the PC & B Loan at June 30, 2025 was $38.3 million, with $1.0 million available to draw on for renovation purposes as of June 30, 2025.
The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants. As of June 30, 2025, a subsidiary of the Company, as the guarantor of certain obligations under the PC & B Loan documents, was not in compliance with the PC & B Loan covenants related to the minimum net worth and the minimum liquid assets. AREEIF Lender, LLC, the lender under the PC & B Loan, has not granted a waiver for the covenant violations as of June 30, 2025. While the lender under the PC & B Loan has not indicated that it will accelerate the PC & B Loan, the lender has the ability under the loan documents to do so if the conditions remain uncured after the giving of notice and expiration of a cure period. There can be no assurance that the lender under the PC & B Loan will waive such covenant beaches, and discussions regarding such a waiver are ongoing. The PC & B Loan is secured by mortgages on our Park City and Bradenton properties. Should the lender under the PC & B Loan exercise its remedies under the relevant loan documents, up to and including the acceleration of the full amount of the PC & B Loan, it may have a material adverse impact on our financial condition, liquidity and results of operations. If we are unable to pay the amount due upon acceleration, the lender under the PC & B Loan may elect to foreclose on the Park City and Bradenton properties to satisfy the indebtedness.
Convertible Notes, NHT
A subsidiary of the Company also entered into several convertible notes with affiliates of the NHT Adviser prior to the closing of the NHT Merger since January 8, 2019. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance. As of June 30, 2025, the net carrying amount of the convertible notes due to affiliates of the former NHT Adviser was $51.0 million.
Promissory Notes Due to Affiliates
In connection with the NHT Merger, on April 17, 2025, several promissory notes with affiliates of the Company were issued due to a limitation on common shares issued to affiliates of the issuer by the New York Stock Exchange. The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 15, 2027, with two one-year extension options. As of June 30, 2025, the carrying amount of the promissory notes due to affiliates was $0.8 million.

Obligations, Commitments and Investment Opportunities
The following table summarizes our contractual obligations and commitments as of June 30, 2025 for the next five calendar years subsequent to June 30, 2025.

	Payments Due by Period (in thousands)
	Total		2025	2026	2027	2028	2029	Thereafter
Property Level Debt
Principal payments	$241,877		$54,833	$177,044	$—	$—	$10,000	$—
Interest expense	14,013		8,129	3,295	1,000	1,000	589	—
Total	$255,890		$62,962	$180,339	$1,000	$1,000	$10,589	$—

Prime Brokerage Borrowing
Principal payments	$4,410		$—	$—	$—	$—	$—	$4,410	(1)
Interest expense	958		106	213	213	213	213	—	(1)
Total	$5,368		$106	$213	$213	$213	$213	$4,410

Series A Preferred Shares
Distribution payments	N/A	(2)	$—	$2,310	$4,620	$4,620	$4,620	N/A	(2)

Series B Preferred Shares
Distribution payments	N/A	(2)	$—	$30	$60	$60	$60	N/A	(2)

Credit Facility
Principal payments	$77,590		$18,829	$—	$21,275	$—	$—	$37,486
Interest expense	25,893		1,836	2,597	1,591	1,413	1,413	17,043
Total	$103,483		$20,665	$2,597	$22,866	$1,413	$1,413	$54,529

Total contractual obligations and commitments	$381,121		$83,733	$185,489	$28,759	$7,306	$16,895	$58,939
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
For the three and six months ended June 30, 2025, the Company expensed $3.4 million and $6.8 million, respectively, related to the Fees. Of this $3.4 million, $1.4 million is related to shares that were, or are expected to be issued in lieu of cash. Of this $6.8 million, $2.6 million is related to shares that were, or are expected to be issued in lieu of cash.
NHT Advisory Agreement
Prior to the closing of the NHT Merger on April 17, 2025, as consideration for the NHT Adviser’s services under the NHT Advisory Agreement, we paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value. Pursuant to the terms of the NHT Advisory Agreement, NHT reimbursed the NHT Adviser for all documented Operating Expenses and offering expenses it incurred on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof). The NHT Expense Cap did not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From April 19, 2024 to June 30, 2025, NHT incurred expenses subject to the NHT Expense Cap of $4.1 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining expense reimbursement obligations under the NHT Advisory Agreement.
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
As of the June 30, 2025, the OP has not funded any amounts.
Income Taxes
I.U.S REIT Status
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $0.6 million associated with the TRSs for the six months ended June 30, 2025, which is largely driven by income from the Company’s preferred stock investments and investments in debt instruments not secured by mortgages on real property. The tax expense is increased by the annual change in valuation allowance on a deferred tax asset of $0.2 million and income tax expense of $0.8 million for a net expense of $0.6 million for the six months ended June 30, 2025, that is recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss).
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of June 30, 2025, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of June 30, 2025 and to our knowledge, we have no examinations in progress and none are expected at this time.
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
We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2025. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).
II.Canadian mutual fund status
Prior to the closing of the NHT Merger, NHT was a mutual fund trust pursuant to the Tax Act. Under the then-current tax legislation, a mutual fund trust that was not a SIFT pursuant to the Tax Act is entitled to deduct distributions of taxable income such that it was not liable to pay Canadian income taxes provided that its taxable income was fully distributed to unitholders.
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
We will make distribution payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our distributions and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a distribution on our common shares of $0.15 per share which was paid on June 30, 2025 to shareholders of record on May 9, 2025. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Our Board declared a distribution on our Series A Preferred Shares of $0.34375 per share which was paid on June 30, 2025, to shareholders of record on June 23, 2025. Our Board declared three distributions on our Series B Preferred Shares of $0.1875 per share, one of which was paid to holders of Series B Preferred Shares on July 7, 2025 to holders of record on June 25, 2025 and two of which will be paid to holders of Series B Preferred Shares on October 6, 2025 and September 5, 2025 to holders of record on September 25, 2025 and August 25, 2025, respectively. We expect that distributions on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
The Company is a guarantor on dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser. As of June 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $13.3 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount. See Note 13 to our consolidated financial statements for additional information.

The Company is a guarantor on one of NSP’s loans, with an aggregate principal amount of $750.0 million outstanding as of June 30, 2025. The obligations consist of liability for losses suffered by the lender arising out of certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the related loan agreement. See Note 13 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of our subsidiary's loans with an aggregate principal amount of $41.6 million as of June 30, 2025. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace Tower’s loans with an aggregate principal amount of $138.8 million as of June 30, 2025. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of June 30, 2025, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace Tower is current on all debt payments and in compliance with all debt compliance provisions.
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
Valuation of Level 3 Fair Valued Investments
As of June 30, 2025, approximately 43.0% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 9 to our consolidated financial statements, “Fair Value Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the six months ended June 30, 2025, the unrealized gains (loss) related to the change in fair value of level 3 investments is $(59.4) million. See Note 9 to our consolidated financial statements for additional disclosures regarding the valuation of level 3 fair valued investments.
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
Impairment
Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. The Company did not record any impairment charges for the three and six months ended June 30, 2025. The Company did not record any impairment charges for the three and six months ended June 30, 2024.
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its Consolidated Balance Sheets, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of June 30, 2025 and December 31, 2024, there were zero and one properties classified as held for sale, respectively. In addition to the net real estate assets, the Consolidated Balance Sheets also includes approximately $0.0 million and $0.1 million of accounts receivable and prepaid and other assets, and approximately $0.0 million and $0.8 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025 the Company recorded approximately $0.0 million and $1.8 million of losses on real estate held for sale, respectively, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not record any losses on real estate held for sale for the three and six months ended June 30, 2024.
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
Inflation has had a significant impact in the regions in which the Hospitality segment holds properties, causing a decrease in the willingness of the general population to travel and reduced occupancy, the effect of which may continue to impact NHT’s operations.
Implications of being a Smaller Reporting Company
We are a "smaller reporting company" as defined in the Exchange Act and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On May 15, 2025, the Company issued a total of 298,888.28 common shares of the Company to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement. These shares were issued in a private placement and the proceeds were used to support the ongoing operations of the Company. The Company issued the common shares to the Adviser in reliance upon Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not required for smaller reporting companies.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amended and Restated Limited Partnership Agreement of NexPoint Diversified Real Estate Trust Operating Partnership, L.P., dated April 17, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2025).

10.2
Amended and Restated NexPoint Diversified Real Estate Trust 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2025).

10.3*	Form of Restricted Share Units Agreement (Employee) for awards entered into in April 2025

10.4*	Form of Restricted Share Units Agreement (Trustee) for awards entered into in April 2025

10.5*	Form of Restricted Share Units Agreement (Employee) for awards entered into in June 2025 and after

10.6*	Form of Restricted Share Units Agreement (Trustee) for awards entered into in June 2025 and after

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________
*Filed herewith.
+    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President	August 14, 2025
Jim Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Treasurer, and Assistant Secretary	August 14, 2025
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)