Form 10-Q
period 2025-09-30
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2025-11-13
CIK 1356115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-32921
_____________________________________________________________________________________
NexPoint Diversified Real Estate Trust
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________________________________________

Delaware	80-0139099
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas (Address of Principal Executive Offices)	75201 (Zip Code)
(214) 276-6300
(Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, par value $0.001 per share	NXDT	New York Stock Exchange; NYSE Texas, Inc.
5.50% Series A Cumulative Preferred Shares, par value $0.001 per share ($25.00 liquidation preference per share)	NXDT-PA	New York Stock Exchange
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

As of November 13, 2025, the registrant had 49,020,409.06 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
Form 10-Q
Quarter Ended September 30, 2025
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
iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Consolidated Real Estate Investments
Land	$62,227	$62,227
Buildings and improvements	313,500	312,200
Intangible lease assets	10,979	10,979
Construction in progress	24,781	24,689
Furniture, fixtures, and equipment	10,400	10,124
Right-of-use assets ($579 and $712 with related parties, respectively)	2,044	2,176
Total Gross Consolidated Real Estate Investments	423,931	422,395
Accumulated depreciation and amortization	(46,236)	(35,002)
Total Net Consolidated Real Estate Investments	377,695	387,393
Real estate held for sale	—	29,890
Total Net Real Estate Investments	377,695	417,283
Investments, at fair value ($438,714 and $493,909 with related parties, respectively)	593,110	643,432
Equity method investments ($633 and $407 with related parties, respectively)	34,605	54,429
Investments in DSTs ($33,559 and $30,559, with related parties, respectively)	33,559	30,559
Cash and cash equivalents	5,310	8,791
Restricted cash	44,850	40,110
Accounts receivable, net	3,196	4,463
Prepaid and other assets ($0 and $7,315 with related parties, respectively)	10,294	17,500
Accrued interest and dividends	1,185	5,495
Interest rate caps	259	159
Deferred tax asset, net	2,606	2,618
Total Assets	$1,106,669	$1,224,839

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net ($10,000 and $10,000 with related parties, respectively)	$228,002	$261,945
Notes payable, net ($65,787 and $66,731 with related parties, respectively)	80,222	90,888
Prime brokerage borrowing	5,952	1,222
Accounts payable and other accrued liabilities	24,110	22,739
Income tax payable	84	255
Accrued real estate taxes payable	3,942	226
Accrued interest payable	10,503	8,724
Security deposit liability	375	389
Prepaid rents	427	1,053
Intangible lease liabilities, net	2,334	3,139
Lease liability ($591 and $721 with related parties, respectively)	591	721
Total Liabilities	356,542	391,301

Redeemable Series B Preferred shares, $0.001 par value: 16,000,000 authorized: 485,608 and 0 shares issued and outstanding, respectively	10,834	—
Redeemable noncontrolling interests in the OP	328	—

Equity:
Shareholders' Equity
Series A Preferred shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 shares issued and outstanding	3	3
Common shares, $0.001 par value: unlimited shares authorized; 49,020,409 and 42,679,569 shares issued and outstanding, respectively	49	43
Additional paid-in capital	1,056,240	1,039,280
Accumulated earnings (loss)	(317,327)	(202,818)
Total Shareholders' Equity	738,965	836,508
Noncontrolling interests	—	(2,970)
Total Equity	738,965	833,538
TOTAL LIABILITIES AND EQUITY	$1,106,669	$1,224,839
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2025	2024	2025	2024
Revenues
Rental income ($69, $68, $207 and $203 with related parties, respectively)	$1,616	$4,447	$8,974	$12,479
Rooms	4,758	7,280	21,389	15,480
Food and beverage	553	533	2,192	1,345
Interest income ($303, $553, $1,223 and $1,619 with related parties, respectively)	2,443	1,653	6,840	5,043
Dividend income ($7,630, $7,227, $22,743 and $21,080 with related parties, respectively)	7,723	7,397	27,215	21,642
Other income	366	906	957	1,306
Total revenues	17,459	22,216	67,567	57,295
Expenses
Property operating expenses ($52, $0, $165 and $0 with related parties, respectively)	5,589	6,339	18,073	14,672
Property management fees ($131, $193, $494 and $554 with related parties, respectively)	303	664	1,209	1,025
Real estate taxes and insurance	1,314	1,639	4,728	4,653
Advisory and administrative fees	3,218	3,976	13,880	10,665
Property general and administrative expenses ($69, $68, $207 and $203 with related parties, respectively)	1,308	2,057	4,915	4,949
Corporate general and administrative expenses	5,198	2,843	9,145	8,873
Depreciation and amortization	3,858	4,510	11,795	11,408
Impairment loss	—	6,134	1,752	6,134
Total expenses	20,788	28,162	65,497	62,379
Operating income (loss)	(3,329)	(5,946)	2,070	(5,084)
Interest expense ($(540), $(620), $(1,673) and $(1,513) with related parties, respectively)	(6,903)	(8,288)	(20,816)	(20,670)
Equity in income (losses) of unconsolidated equity method ventures ($20, $233, $226 and $603 with related parties, respectively)	(581)	400	(748)	(558)
Change in unrealized gains (losses) ($(2,647), $17,142, $(59,358) and $4,761 with related parties, respectively)	(2,505)	(885)	(77,464)	2,251
Realized gains (losses) ($0, $0, $3,462 and $0 with related parties, respectively)	6	(1)	4,987	(21,876)
Gain on sales of real estate	—	—	37	—
Net income (loss) before income taxes	(13,312)	(14,720)	(91,934)	(45,937)
Income tax expense	995	(700)	423	(1,553)
Net loss	(12,317)	(15,420)	(91,511)	(47,490)
Net (income) loss attributable to Series A preferred shareholders	(1,155)	(1,155)	(3,465)	(3,465)
Net (income) loss attributable to Series B preferred shareholders	(220)	—	(250)	—
Net (income) loss attributable to noncontrolling interests	—	6,538	1,945	8,432
Net (income) loss attributable to redeemable noncontrolling interests in the OP	5	—	25	—
Net loss attributable to common shareholders	$(13,687)	$(10,037)	$(93,256)	$(42,523)

Weighted average common shares outstanding - basic	47,436	40,786	45,324	39,662
Weighted average common shares outstanding - diluted	47,436	40,786	45,324	39,662

Loss per share - basic	$(0.29)	$(0.25)	$(2.06)	$(1.07)
Loss per share - diluted	$(0.29)	$(0.25)	$(2.06)	$(1.07)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Common Stock Held in Treasury at Cost	Total
Three Months Ended September 30, 2025	Number of Shares	Amount	Number of Shares	Amount
Balances, June 30, 2025	3,359,593	3	47,421,929	47	$1,048,828	$(296,170)	$—	$752,708
Stock-based compensation expense	—	—	—	—	1,107	—	—	1,107
Shares issued to Adviser for admin and advisory fees	—	—	380,591	—	1,426	—	—	1,426
Net loss attributable to common shareholders	—	—	—	—	—	(13,687)	—	(13,687)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	—	1,155
Repurchases of common stock	—	—	—	—	—	—	(800)	(800)
Retirement of common stock held in treasury	—	—	(185,477)	—	(800)	—	800	—
Common share distributions declared ($0.15 per share)	—	—	1,403,366	2	5,679	(7,470)	—	(1,789)

Series A preferred share distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, September 30, 2025	3,359,593	3	49,020,409	49	$1,056,240	$(317,327)	$—	$738,965

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Common Stock Held in Treasury at Cost	Total
Nine Months Ended September 30, 2025	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2024	3,359,593	$3	42,679,569	$43	$1,039,280	$(202,818)	$(2,970)	$—	$833,538
Stock-based compensation expense	—	—	358,173	—	3,260	—	—	—	3,260
Shares issued to Adviser for admin and advisory fees	—	—	937,026	1	4,319	—	—	—	4,320
Net loss attributable to common shareholders	—	—	—	—	—	(93,256)	—	—	(93,256)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,945)	—	(1,945)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	3,465	—	—	3,465
Repurchases of common stock	—	—	—	—	—	—	—	(800)	(800)
Retirement of common stock held in treasury	—	—	(185,477)	—	(800)	—	—	800	—
Common share distributions declared ($0.45 per share)	—	—	4,146,525	4	16,315	(21,253)	—	—	(4,934)

Series A preferred share distributions declared ($1.03125 per share)	—	—	—	—	—	(3,465)	—	—	(3,465)
Acquisition of noncontrolling interests in NHT	—	—	1,084,593	1	(6,134)	—	4,915	—	(1,218)
Balances, September 30, 2025	3,359,593	3	49,020,409	49	1,056,240	(317,327)	$—	$—	$738,965

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interest	Total
Three Months Ended September 30, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, June 30, 2024	3,359,593	$3	40,650,118	$41	$1,025,144	$(171,101)	$4,979	$859,066
Stock-based compensation expense	—	—	—	—	544	—	—	544
Shares issued to Adviser for admin and advisory fees	—	—	239,235	—	1,322	—	—	1,322
Net loss attributable to common shareholders	—	—	—	—	—	(10,037)	—	(10,037)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	(6,538)	(6,538)
Net income attributable to preferred shareholders	—	—	—	—	—	1,155	—	1,155
Common share distributions declared ($0.15 per share)	—	—	785,175	1	4,905	(6,349)	—	(1,443)
Series A preferred shares distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, September 30, 2024	3,359,593	3	41,674,528	42	1,031,915	(187,487)	(1,559)	842,914
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(Unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interest	Total
Nine Months Ended September 30, 2024	Number of Shares	Amount	Number of Shares	Amount
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$—	$885,074
Noncontrolling interests from NHT Acquisition	—	—	—	—	—	—	6,873	6,873
Stock-based compensation expense	—	—	145,433	—	1,991	—	—	1,991
Shares issued to Adviser for admin and advisory fees	—	—	617,273	1	4,026	—	—	4,027
Net loss attributable to common shareholders	—	—	—	—	—	(42,523)	—	(42,523)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(8,432)	(8,432)
Net income attributable to preferred shareholders	—	—	—	—	—	3,465	—	3,465
Common share distributions declared ($0.45 per share)	—	—	2,522,222	3	14,285	(18,384)	—	(4,096)
Series A preferred share distributions declared ($1.03125 per share)	—	—	—	—	—	(3,465)	—	(3,465)
Balances, September 30, 2024	3,359,593	3	41,674,528	42	1,031,915	(187,487)	(1,559)	842,914
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(91,511)	$(47,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,795	11,408
Amortization of intangible lease assets and liabilities	(744)	(1,061)
Amortization of deferred financing costs	914	580
Amortization of fair value adjustment of assumed debt	1,296	731
Paid-in-kind interest and dividends ($(4,278) and $(3,956) with related parties, respectively)	(9,535)	(7,173)
Net cash (paid) received on derivative settlements	(77)	660
Proceeds from paid-in-kind interest ($518 and $0 with related parties, respectively)	528	2,271
Realized (gain) loss ($(3,462) and $0 with related parties, respectively)	(4,987)	21,876
Net change in unrealized (gain) loss on investments held at fair value ($59,358 and $4,761 with related parties, respectively)	77,464	(2,251)
(Gain) on sales of real estate	(37)	—
Unrealized (gain) loss on interest rate derivatives	(23)	7
Impairment loss	1,752	6,134
Equity in (income) losses of unconsolidated ventures ($(226) and $(603) with related parties, respectively)	748	558
Distributions of earnings from unconsolidated ventures ($0 and $761 with related parties, respectively)	5,443	3,955
Stock-based compensation expense	3,605	2,193
Equity security dividends reinvested ($(1,979) and $(4,817) with related parties, respectively)	(1,979)	(4,833)
Deferred tax expense	12	218
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	(171)	(356)
Real estate taxes payable	3,716	3,637
Operating assets	4,968	(1,815)
Operating liabilities	4,809	3,201
Net cash provided by (used in) operating activities	7,986	(7,550)

Cash flows from investing activities
Proceeds from asset redemptions ($21,368 and $1,700 with related parties, respectively)	21,415	16,209
Distributions from CLO investments	—	1,266
Sale of consolidated real estate investment	28,306	—
Proceeds from return of investment	15,054	—
Net cash acquired in acquisition of NexPoint Hospitality Trust	—	42,749
Purchases of investments ($(12,108) and $(6,835) with related parties, respectively)	(28,344)	(34,685)
Additions to consolidated real estate investments	(1,814)	(7,079)
Net cash provided by investing activities	34,617	18,460

Cash flows from financing activities
Mortgage proceeds received ($0 and $10,000 with related parties, respectively)	705	10,000
Mortgage payments	(34,543)	(4,452)
Prime brokerage borrowing	5,476	262
Credit facilities payments	(12,774)	(8,103)
Prime brokerage payments	(746)	(633)
Deferred financing costs paid	(992)	(563)
Payments for taxes related to net share settlement of stock-based compensation	(345)	(202)
Proceeds from issuance of Series B preferred shares through public offering, net of offering costs	10,834	—
Repurchase of common shares	(800)	—
Distributions paid to Series A preferred shareholders	(3,465)	(3,465)
Distributions paid to Series B preferred shareholders	(250)	—
Distributions paid to common shareholders	(4,438)	(3,683)
Distributions to redeemable noncontrolling interests in the OP	(6)	—
Net cash used in financing activities	(41,344)	(10,839)

Net increase in cash, cash equivalents and restricted cash	1,259	71
Cash, cash equivalents and restricted cash, beginning of period	48,901	53,169
Cash, cash equivalents and restricted cash, end of period	$50,160	$53,240

Supplemental Disclosure of Cash Flow Information
Interest paid	$17,741	$13,911
Income tax paid	$1,300	$—
Supplemental Disclosure of Noncash Activities
Non-cash distribution payment	$16,319	$14,285
Non-cash advisory fee payment	$4,320	$4,026
Increase (decrease) in dividends payable upon vesting of restricted stock units	$496	$412
Real estate investments assumed in acquisition of NexPoint Hospitality Trust	$—	$(167,624)
DST investments assumed in acquisition of NexPoint Hospitality Trust	$—	$(5,000)
Interest rate caps assumed in acquisition of NexPoint Hospitality Trust	$—	$(1,064)
Notes payable assumed in acquisition of NexPoint Hospitality Trust	$—	$50,694
Notes payable assumed in merger of NexPoint Hospitality Trust	$784	$—
Mortgages payable assumed in acquisition of NexPoint Hospitality Trust	$—	$114,640
APIC assumed in merger of NexPoint Hospitality Trust	$(6,058)	$—
Right of use assets assumed in acquisition of NexPoint Hospitality Trust	$—	$(1,465)
Accrued interest payable assumed in acquisition of NexPoint Hospitality Trust	$—	$6,353
Noncontrolling interests extinguished in merger of NexPoint Hospitality Trust	$4,915	$—
Noncontrolling interests assumed in acquisition of NexPoint Hospitality Trust	$—	$6,873
Redeemable noncontrolling interest in the OP from the acquisition of NexPoint Hospitality Trust	$359	$—
Deconsolidated investments at fair value from the acquisition of NexPoint Hospitality Trust	$—	$24,981
Accounts receivable and other assets assumed in acquisition of NexPoint Hospitality Trust	$—	$(1,305)
Prepaid assets and other assets assumed in acquisition of NexPoint Hospitality Trust	$—	$(1,492)
Accounts payable and other liabilities assumed in acquisition of NexPoint Hospitality Trust	$—	$14,276
Real estate taxes payable assumed in acquisition of NexPoint Hospitality Trust	$—	$1,233
Change in capitalized construction costs included in accounts payable and other accrued liabilities	$25	$(627)
See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of September 30, 2025, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company, 3,359,593 Series A Preferred Units of the OP outstanding, of which 100.0% were owned by the Company, and 485,608 Series B Preferred Units of the OP, of which 100.0% were owned by the Company.
The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023, July 22, 2024 and September 19, 2025 (the “Advisory Agreement”), by and among the Company and the Adviser for a term that will expire on July 1, 2026 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of September 30, 2025. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).
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
Reclassification of Prior Year Activity on the Consolidated Statement of Cash Flows
Certain reclassifications have been made within the consolidated statements of cash flows to proceeds from asset redemptions, proceeds from sale of investments, and proceeds from paydowns of investments for the nine months ended September 30, 2024 to be comparative to the consolidated statement of cash flows for the nine months ended September 30, 2025.

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
If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2025, the Company believes it is in compliance with all applicable REIT requirements.
As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. A reconciliation of the deferred tax asset (liability) for the periods indicated is as follows (in thousands):

	As of September 30,				As of December 31,
	2025				2024
	NHF TRS	NREO TRS	NHT TRSs	Combined	NHF TRS	NREO TRS	NHT TRSs	Combined
Deferred Tax Assets	$13,762	$565	$984	$15,311	$14,942	$290	$6,561	$21,793
Valuation Allowance	(9,449)	—	(984)	(10,433)	(10,487)	—	(6,535)	(17,022)
Deferred Tax Liability	—	(2,272)	—	(2,272)	—	(2,127)	(26)	(2,153)
Deferred Tax Asset (Liability), net of Valuation Allowance	$4,313	$(1,707)	$—	$2,606	$4,455	$(1,837)	$—	$2,618
The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three and nine months ended September 30, 2025 and 2024 were 7.5%, (4.8)%, 0.5% and (3.4)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.
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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2025 and 2024. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the nine months ended September 30, 2025 and 2024.
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Expected tax at statutory rate	$(2,796)	21.0%	$(3,091)	21.0%	$(19,306)	21.0%	$(9,647)	21.0%
Non-taxable REIT income	2,222	-16.7%	4,776	-32.4%	25,472	-27.7%	16,047	-34.9%
Change in valuation allowance	(422)	3.2%	(985)	6.7%	(6,589)	7.2%	(4,847)	10.6%
Total provision	$(995)	7.5%	$700	-4.8%	$(423)	0.5%	$1,553	-3.4%
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
As of September 30, 2025, the Company, through the OP, owned eight properties through SPEs, including four in the Diversified segment, and four in the Hospitality segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of September 30, 2025 and December 31, 2024:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		September 30, 2025	December 31, 2024
White Rock Center		Dallas, Texas	2013		100%	100%
5916 W Loop 289		Lubbock, Texas	2013		100%	100%
Cityplace Tower		Dallas, Texas	2018		100%	100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%	100%
Dallas Hilton Garden Inn		Dallas, Texas	2014	(2)	100%	54%
St. Petersburg Marriott		St. Petersburg, Florida	2018	(2)	100%	54%
Hyatt Place Park City		Park City, Utah	2022	(2)	100%	54%
Bradenton Hampton Inn & Suites		Bradenton, Florida	2022	(2)	100%	54%

(1)NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2) Reflects the date NHT or its predecessor acquired the property.

5. Consolidated Real Estate Investments
As of September 30, 2025, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheets, were as follows (in thousands):

Operating Properties	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of use assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,597	$1,921	$(101)	$—	$—	$13	$13,745
5916 W Loop 289	1,081	2,938	—	—	—	—	—	4,019
Cityplace Tower	18,813	195,416	9,058	(6,669)	—	19,437	356	236,411
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,115	24,818	—	—	—	81	1,548	30,562
St. Petersburg Marriott	5,829	33,798	—	—	—	4,106	2,389	46,122
Hyatt Place Park City	3,737	20,296	—	—	—	876	3,166	28,075
Bradenton Hampton Inn & Suites	837	25,637	—	—	1,465	281	2,928	31,148
HUB Research Triangle Park	—	—	—	—	579	—	—	579
Accumulated depreciation and amortization	—	(34,636)	(9,014)	4,436	(58)	—	(2,528)	(41,800)
Total Operating Properties	$62,227	$278,864	$1,965	$(2,334)	$1,986	$24,781	$7,872	$375,361

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
Depreciation expense was $3.5 million and $10.5 million for the three and nine months ended September 30, 2025 and $3.9 million and $9.9 million for the three and nine months ended September 30, 2024. Amortization expense related to the Company’s intangible lease assets was $0.2 million and $0.7 million for the three and nine months ended September 30, 2025 and $0.4 million and $1.0 million for the three and nine months ended September 30, 2024. Amortization expense related to the Company's intangible lease liabilities was $0.3 million and $0.8 million for the three and nine months ended September 30, 2025 and $0.6 million and $1.2 million for the three and nine months ended September 30, 2024. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.2 million and $0.7 million for the three and nine months ended September 30, 2025 and $0.6 million and $1.1 million for the three and nine months ended September 30, 2024. Impairment loss consists of $0 million and $1.8 million on real estate held for sale, respectively, for the three and nine months ended September 30, 2025. Fair value was determined based on a signed purchase and sale agreement with an unrelated third-party in an arm’s-length transaction. Because the agreement represents observable market inputs, the resulting valuation was classified within Level 2 of the fair-value hierarchy. Impairment loss consists of $5.1 million relating to Las Colinas Homewood Suites and $1.0 million relating to Plano Homewood Suites, which was classified as held for sale, for the three and nine months ended September 30, 2024.

Acquisitions
There were no acquisitions by the Company for the nine months ended September 30, 2025. During the nine months ended September 30, 2024, as a result of the NHT Acquisition, the Company consolidated the following properties: Dallas Hilton Garden Inn, Addison Property, Plano Homewood Suites, Las Colinas Homewood Suites, St. Petersburg Marriott, Hyatt Place Park City, Bradenton Hampton Inn & Suites.
Dispositions
The Company sold three properties during the nine months ended September 30, 2025 as detailed in the table below (in thousands). The Company did not sell any properties during the nine months ended September 30, 2024.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain (Loss) on Sales of Real Estate
Plano Homewood Suites	Plano, Texas	January 24, 2025	$8,300	$8,154	$11
Addison Property	Addison, Texas	April 18, 2025	$6,400	$6,308	$(88)
Las Colinas HomeWood Suites	Las Colinas, Texas	April 8, 2025	$14,000	$13,844	$114

6. Debt
The following table contains summary information of the Company’s debt as of September 30, 2025 and December 31, 2024 (dollars in thousands):

		Outstanding principal as of
Description	Type	September 30, 2025	December 31, 2024	Interest Rate	Maturity Date
Mortgages Payable
Cityplace Note A-1 (1)	Floating	$98,175	$99,435	6.59%	3/8/2026
Cityplace Note A-2 (1)	Floating	12,359	12,517	6.59%	3/8/2026
Cityplace Note B-1 (1)	Floating	21,476	21,751	10.59%	3/8/2026
Cityplace Note B-2 (1)	Floating	2,703	2,738	10.59%	3/8/2026
Cityplace Mezz Note-1 (1)	Floating	3,068	3,107	10.59%	3/8/2026
Cityplace Mezz Note-2 (1)	Floating	386	391	10.59%	3/8/2026
NHT - Note A Loan (2)	Floating	28,068	50,188	6.15%	2/8/2026 (7)
NHT - Note B Loan (2)	Floating	13,515	24,165	10.61%	2/8/2026 (7)
NHT - PC & B Loan (3)	Floating	38,579	37,875	8.85%	2/5/2026
White Rock Center (4)	Fixed	10,000	10,000	10.00%	8/2/2029
Notes Payable
Dominion Note	Floating	13,250	13,250	7.25%	8/8/2026
Raymond James Loan	Floating	1,250	11,000	8.53%	10/6/2025 (8)
NexBank Revolver (5)	Floating	13,470	16,485	7.75%	11/21/2025
Convertible Notes Due to Affiliates	Fixed	57,986	57,986	2.25% - 7.50%	2/14/2027 - 9/30/2042
Promissory Notes Due to Affiliates	Fixed	775	—	7.33%	4/17/2027
Prime Brokerage Borrowing
Jefferies Line of Credit	Floating	5,952	1,222	4.59%	N/A (9)
Total Debt		$321,012	$362,110
Fair market value adjustment, net of accumulated amortization (6)		(6,444)	(7,740)
Deferred financing costs		(392)	(315)
		$314,176	$354,055

(1)	This debt is secured by the following property: Cityplace Tower.
(2)	This debt is secured by the following properties: HGI Property and the St. Pete Property.
(3)	This debt is secured by the following properties: Park City and Bradenton.
(4)	This debt is secured by the following property: White Rock Center.
(5)	This debt is secured by the following property and investments: 5916 W Loop 289 and IQHQ, LP (“IQHQ LP”).
(6)	The Company recorded a valuation adjustment of the Convertible Notes Due to Affiliates upon the consolidation of NHT to adjust for the difference between the fair value and the outstanding principal amount of the debt. The difference is amortized into interest expense.
(7)	Subsequent to September 30, 2025, the Company extended the maturity date of the debt to February 8, 2026.

(8)	On October 6, 2025, the Company repaid the remaining $1.3 million principal balance and fully extinguished the debt.
(9)	This debt balance has no stated maturity date.
Cityplace Tower Debt
The Company has debt on the Cityplace Tower pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. On April 15, 2025, the lender agreed to defer the maturity of the Cityplace Tower debt by twelve months to March 8, 2026. The debt restructuring per the terms of the Fourteenth Omnibus Amendment Agreement was considered a debt modification. The purpose of the deferral was to allow for continued discussions around refinancing the debt. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $138.2 million principal balance outstanding as of September 30, 2025, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Management believes that there is sufficient time before the maturity date and that the Company has sufficient access to capital to ensure the Company is able to meet its obligations as they become due.
The weighted average interest rate of the Company’s debt related to its Cityplace Tower investment was 7.39% as of September 30, 2025 and 7.65% as of December 31, 2024. The one-month secured overnight financing rate (“SOFR”) was 4.31% as of September 30, 2025 and 4.33% as of December 31, 2024.
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
Dominion Note
On August 9, 2022, the Company borrowed approximately $13.3 million from the seller, Gabriel Legacy, LLC to finance its acquisition of 21.5 acres of land in Plano, Texas held through NexPoint Dominion Land, LLC, a wholly owned subsidiary of the OP. The note (the “Dominion Note”) bears interest at an annual rate equal to the WSJ Prime Rate and initially matured on August 8, 2025, with two one-year extension options. On August 8, 2025, the Company elected to use one of the one-year extensions under the Dominion Note to extend the maturity date to August 8, 2026. One additional one-year extension option remains available under the terms of the Dominion Note.
Mortgages Payable, Hospitality
On February 28, 2019, a subsidiary of the Company, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP ("ACORE"). The Note A Loan and Note B Loan are secured by the HGI Property and the St. Pete Property. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on November 8, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on November 8, 2025. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition. As of September 30, 2025, the Note A Loan and the Note B Loan had an outstanding balance of $28.1 million and $13.5 million and effective interest rates of 6.15% and 10.61%, respectively. For the nine months ended September 30, 2025, our subsidiary paid $1.7 million and $1.4 million in interest on the Note A Loan and the Note B Loan, respectively. Subsequent to September 30, 2025, on November 7, 2025, the Company executed a loan modification agreement related to the Note A Loan and Note B Loan extending the maturity date of each to February 8, 2026. See Note 18.

On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, the Company, through its subsidiaries entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. The PC & B Loan principal amount reflected its fair value on the date of the NHT Acquisition. The outstanding balance on the PC & B Loan as of September 30, 2025 was $38.6 million, with $0.7 million available to draw on for renovation purposes as of September 30, 2025. In connection with the NHT Merger, a subsidiary of the Company assumed the obligations under the debt.
The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants. As of September 30, 2025, the Company is in compliance with all debt covenants.
Notes Payable, Hospitality
NHT and certain of its subsidiaries also entered into several convertible notes with affiliates of NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”) since January 8, 2019. On April 17, 2025, the notes were amended and restated in connection with the closing of the NHT Merger and the obligations thereunder were assumed by a NXDT Hospitality Holdco, LLC (“Hospitality Holdco”), a wholly-owned subsidiary of the Company. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature between February 14, 2027 and September 30, 2042. For $0.1 million of the notes, the principal and interest is convertible into membership interest units of Hospitality Holdco (the “Hospitality Holdco Units”) at the fair market price of the Hospitality Holdco Units at the time of conversion any time during the term of the note. For $44.2 million of the notes, the principal of the notes is convertible into Hospitality Holdco Units, at prices ranging from $1.44 to $2.50 for a period of five years from its date of issuance (with the expiration of conversion rights ranging from June 25, 2026 to September 30, 2027). One note issued to Highland Global Allocation Fund in the amount of $8.5 million, and two notes issued to Highland Opportunities and Income Fund in the aggregate amount of $5.2 million are not convertible into Hospitality Holdco Units. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of September 30, 2025, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $51.5 million.
Promissory Notes Payable to Affiliates
In connection with the NHT Merger, on April 17, 2025, several promissory notes were issued to certain affiliates of the Company due to a limitation on common shares issued to affiliates of the issuer by the New York Stock Exchange. The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 17, 2027, with two one-year extension options. As of September 30, 2025, the carrying amount of the promissory notes due to affiliates under the notes was $0.8 million.
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Credit Facility") with Raymond James Bank, N.A. and drew the full balance. Prior to October 20, 2023, the Company paid down the outstanding amount under the Credit Facility to $1.0 million. Amounts repaid by the Company under the Credit Facility could not be reborrowed. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and amended the credit limit to $20.0 million. During the nine months ended September 30, 2025, the Company paid down $9.8 million on the Credit Facility. As of September 30, 2025, the Credit Facility had an outstanding balance of $1.3 million and bore interest at the one-month SOFR plus 4.25%. Subsequent to September 30, 2025, on October 6, 2025, the Company repaid the remaining $1.3 million principal balance and fully extinguished the debt under the Credit Facility. See Note 18.
Revolving Credit Facility
On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, a maturity date of May 21, 2024 and the option to extend the maturity two times by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21,

2025, and to provide for three additional six-month extension options. As of September 30, 2025, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on November 21, 2025. Management expects to elect one of the extension options to extend the maturity date of the debt to May 21, 2026. As of September 30, 2025, the NexBank Revolver had an outstanding balance of $13.5 million.
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
Prime Brokerage Borrowing
Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of September 30, 2025, the Company had a margin balance of approximately $6.0 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $12.4 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.
Schedule of Debt Maturities
The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2025 are as follows (in thousands):

	Mortgages Payable	Credit Facilities	Notes Payable	Prime Brokerage Borrowing	Total
2025	$41,583	$14,720	$—	$—	$56,303
2026	176,746	—	13,250	—	189,996
2027	—	—	21,275	—	21,275
2028	—	—	—	—	—
2029	10,000	—	—	—	10,000
Thereafter	—	—	37,486	5,952	43,438
Total	$228,329	$14,720	$72,011	$5,952	$321,012

7. Variable Interest Entities
As of September 30, 2025, and December 31, 2024, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

Entities	Instrument	Asset Type	Percentage Ownership as of September 30, 2025		Percentage Ownership as of December 31, 2024	Relationship as of September 30, 2025	Relationship as of December 31, 2024
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.7%		52.8%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	33.8%		29.5%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%		16.4%	VIE	VIE
Sandstone Pasadena Apartments, LLC	LLC Interest	Multifamily	50.0%		50.0%	VIE	VOE
Life Sciences II DST	DST investment	Life science	25.8%		25.8%	VIE	VIE
Semiconductor DST	DST investment	Industrial	19.2%		16.8%	VIE	VIE
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		20.9%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science	1.1%		1.2%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%		15.6%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.7%		11.4%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	27.7%		30.8%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	100.0%	(1)	100.0%	VIE	VIE
AMS C-Store JV, LLC	Preferred Shares	Retail	100.0%	(2)	N/A	VIE	N/A
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
Consolidated VIEs

The Company did not have any consolidated VIEs as of September 30, 2025 and December 31, 2024.
8. Equity Method Investments
Below is a summary of the Company’s equity method investments as of September 30, 2025 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$9,023	$(9,590)	$18,613	$166
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	(1,421)	387	(1,808)	91
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,323	12,324	(1)	2
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(8)	12,625	11,756	869	153
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		633	1,717	(1,084)	226
					$33,183	$16,594	$16,589	$638
Below is a summary of the Company's investments as of September 30, 2025 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(6)	$69,044
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	11.8%	(6)	29,778
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
LLV Holdco, LLC	LLC interest	Land	26.8%		2,997
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.7%	(3)	53,536
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	33.8%		36,952
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.7%	(6)	128,800
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	27.7%		29,384
AMS C-Store JV, LLC	Preferred stock	Retail	100.0%	(9)	17,620
					$368,111

Below is a summary of the Company’s equity method investments as of December 31, 2024 (dollars in thousands):

Investee Name	Instrument	Asset Type	NXDT Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$10,055	$(9,590)	$19,645	$70
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	18,081	14,970	3,111	(155)
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,321	12,321	—	10
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(8)	13,565	10,488	3,077	1,414
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		407	1,717	(1,310)	126
					$54,429	$29,906	$24,523	$1,465
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
Marriott Uptown Basis
As of September 30, 2025, the Company held an equity method investment in AM Uptown, LLC (“Marriott Uptown”). The Company accounts for this investment under the equity method of accounting, as it has the ability to exercise significant influence over operating and financial policies.
During the three months ended June 30, 2025, the Company received cash distributions of $2.2 million from Marriott Uptown. These distributions exceeded the Company’s equity method investment balance, which was $0.8 million as of March 31, 2025. Because the Company has continuing obligations to Marriott Uptown, including a guarantee of certain recourse carve-outs, commonly referred to as “bad boy” guarantees, the excess of distributions over the carrying value of the investment was not recognized as a gain. Instead, the Company recorded a liability of $1.4 million, which is presented within “Accounts payable and other accrued liabilities” on the Consolidated Balance Sheets.
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
The table below presents summarized statement of operations for the six months ended June 30, 2025 for the Company’s equity method investments (dollars in thousands):

	VineBrook	NSP

Revenues
Rental income	$181,224	$60,026
Net interest income	—	650
Other income	5,741	2,661
Total revenues	186,965	63,337

Expenses
Total expenses	298,470	53,608

Gain (loss) on sales of real estate	2,381	—
Other income (expense)	9	(36,965)
Unrealized gain (loss) on derivatives	—	—
Total comprehensive income (loss)	$(109,115)	$(27,236)

There were no significant equity method investments for the nine months ended September 30, 2024.

9. Fair Value of Financial Instruments
The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of September 30, 2025 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$44	$—	$44
Common stock	42,579	—	131,299	173,878
Convertible notes	—	—	11,963	11,963
LLC interest	—	—	57,569	57,569
LP interest	—	69,045	158,184	227,229
Preferred Shares	—	—	74,173	74,173
Rights and warrants	—	1,788	—	1,788
Senior loan	—	50	46,416	46,466
	$42,579	$70,927	$479,604	$593,110

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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2025 (in thousands):

	December 31, 2024	Contributions/ Purchases	Paid in- kind dividends	Transfer Into (Out of) Level 3	Redemptions/ conversions	Return of capital	Realized gain/(loss)	Unrealized gain/(loss)	September 30, 2025
Common stock	$157,828	$—	$—	$—	$(3,688)	$—	$1,511	$(24,352)	$131,299
Convertible notes	20,846	—	—	—	(9,194)	—	—	311	11,963
LLC interest	36,777	25,120	1,384	—	(3,996)	—	3,462	(5,178)	57,569
LP interest	189,659	1,979	—	—	—	—	—	(33,454)	158,184
Preferred Shares	69,895	—	4,278	—	—	—	—	—	74,173
Senior loan	43,693	—	3,847	—	(1,422)	—	2	296	46,416
Total	$518,698	$27,099	$9,509	$—	$(18,300)	$—	$4,975	$(62,377)	$479,604
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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of September 30, 2025.

Category	Valuation Technique	Significant Unobservable Inputs	Input Value(s) (Arithmetic Mean)				Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10	—	$1.25	$(0.64)	$131,299
	Discounted Cash Flow	Discount Rate	7.00%	—	14.00%	(9.50)%
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
	NAV Approach	Discount Rate		10.00%
		NAV per Share		$5.85
		Multiple of EBITDA	3.00x	—	4.25x	(3.63)x
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)		$1,258.50

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08%	—	8.08%	(7.08)%	11,963

LLC Interest	Discounted Cash Flow	Discount Rate	7.00%	—	26.00%	(12.5)%	57,569
		Market Rent (per sqft)	$13.00	—	$42.50	$(27.75)
		Capitalization Rate		5.25%

LP Interest	Market Approach	Capitalization Rate	5.25%	—	5.50%	(5.375)%	158,184
	Direct Capitalization Approach	Discount Rate		(8.04)%
		Terminal Capitalization Rate		6.03%
	NAV Approach	Discount Rate	5.00%	—	10.00%	(7.50)%
		NAV per Share	4.50%	—	5.00%	(4.75%)

Preferred Shares	Liquidation Analysis	Par		$1,000			74,173

Senior Loan	Discounted Cash Flow	Discount Rate	13.25%	—	15.00%	(14.13)%	46,416

Total							$479,604

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
Financial Instruments Not Carried at Fair Value
At September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accrued interest and dividends, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, income tax payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.
In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. Long-term indebtedness is carried at amounts that reasonably approximate their fair value at September 30, 2025 and December 31, 2024, except for the following debt (in thousands):

	September 30, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Notes payable	$86,731	$71,415	$98,721	$78,607
Other Financial Instruments Carried at Fair Value
Redeemable noncontrolling interests in the OP and the 9.00% Series B Cumulative Redeemable Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share (the "Series B Preferred Shares"), have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the liquidation preference of the Series B Preferred Shares, and less certain redemption fees. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP and the Series B Preferred Shares are classified as Level 2 if they are adjusted to their redemption value. As of September 30, 2025, the redeemable noncontrolling interests in the OP and the Series B Preferred Shares are valued at their carrying value on the Consolidated Balance Sheets.
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
Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The NHT segment has an interest rate cap agreement related to the notes payable on the Park City and Bradenton properties. As of September 30, 2025, the interest rate cap agreements effectively cap one-month SOFR on $38.6 million of the NHT segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%.
To comply with the provisions of ASC 820, Fair Value Measurement, the NHT segment incorporates credit valuation adjustments to appropriately reflect both the NHT segment’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the NHT segment’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the NHT segment and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to the NHT segment's derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. Additionally, in the case of interest rate caps, the NHT segment has no performance obligation, so no credit valuation adjustment is necessary. As a result, all of the Hospitality segment’s derivatives held as of September 30, 2025 were classified as Level 2 of the fair value hierarchy.

Changes in fair value of the interest rate caps are recorded directly as interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). For the three months ended September 30, 2025 and 2024, NHT recorded $(11.7) thousand and $(0.1) million, respectively, in interest expense related to changes in the fair value of interest rate caps. For the nine months ended September 30, 2025 and 2024, NHT recorded $(23.2) thousand, and $0.1 million, respectively in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps is $0.3 million as of September 30, 2025, and is recorded as interest rate caps in the Consolidated Balance Sheets.
As of September 30, 2025, the Hospitality segment had the following outstanding interest rate caps:

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	February 5, 2026
10. Investments in DSTs
The Company invested in the Class 1 Beneficial Interests (“Class 1”) in two Delaware Statutory Trusts (DSTs). The Class 1 are accounted for as investments in equity securities without readily determinable fair values under the measurement alternative, which measures the investment at cost minus impairment, if any, plus or minus changes in fair value when observable prices are identified. As the Class 1 are still being actively issued, the investments are held at cost with no upward or downward fair value adjustment nor impairment losses to date. Therefore, the fair value of the Investment in DSTs utilizing Level 3 inputs approximate their carrying amount. The Company recognized $0.5 million and $1.4 million in dividend income for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.3 million, respectively, in dividend income for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, the Company held the following investments (dollars in thousands):

Balances, as of September 30, 2025	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559
As of December 31, 2024, the Company held the following investments (dollars in thousands):

Balances, as of December 31, 2024	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,296,851	20,959
Total		$30,559
11. Shareholders’ Equity
Common Shares
During the nine months ended September 30, 2025 and 2024, the Company issued 6,340,840 and 3,284,928 common shares, respectively.
During the nine months ended September 30, 2025, the Company paid three distributions on its common shares in the amount of $0.15 per share each, which were paid on March 31, 2025 to shareholders of record on February 28, 2025, on June 30, 2025 to shareholders of record on May 9, 2025, and on September 30, 2025 to shareholders of record on August 14, 2025. During the nine months ended September 30, 2024, the Company paid a distribution of $0.15 per share on its common shares on March 28, 2024 to shareholders of record on February 16, 2024, June 28, 2024 to shareholders of record on May 15, 2024 and September 30, 2024 to shareholders of record on August 15, 2024. The distributions paid on September 30, 2025, June 30, 2025, March 31, 2025, September 30, 2024, June 28, 2024 and March 28, 2024 consisted of a combination of cash and shares, with the cash component of each distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company’s common shares.
As of September 30, 2025, and December 31, 2024, the Company had 49,020,409 and 42,679,569 common shares, issued and outstanding, respectively.
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
During the nine months ended September 30, 2025, the Company declared three distributions on its Series A Preferred Shares, in the amount of $0.34375 per share each, which were paid on March 31, 2025, to shareholders of record on March 24, 2025, June 30, 2025 to shareholders of record on June 23, 2025 and September 30, 2025 to shareholders of record on September 23, 2025.
During the nine months ended September 30, 2024, the Company declared distributions on its Series A Preferred Shares, in the amount of $0.34375 per share each, which were paid on April 1, 2024 to shareholders of record on March 25, 2024, July 1, 2024, to shareholders of record on June 24, 2024 and September 30, 2024 to shareholders of record on September 23, 2024. The Company sent funding to the transfer agent for the dividend paid on July 1, 2024 prior to June 30, 2024, which was then paid to shareholders on July 1, 2024.
Distributions on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.
Series B Preferred Shares
On January 30, 2025, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. As of September 30, 2025, the Company has issued 485,608 Series B Preferred Shares for gross proceeds of $12.1 million before deducting selling commissions and dealer manager fees of approximately $1.0 million, and organization and offering costs of approximately $0.3 million. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time.
During the nine months ended September 30, 2025, the Company declared eleven distributions on the Series B Preferred Shares, each in the amount of $0.1875 per share, two of which will be paid to holders of Series B Preferred Shares on December 5, 2025 and January 5, 2026 to holders of record on November 25, 2025 and December 24, 2025, respectively, and the remaining which were paid to holders of Series B Preferred Shares on November 5, 2025, October 6, 2025, September 5, 2025, August 5, 2025, July 7, 2025, June 5, 2025, May 5, 2025, April 7, 2025 and March 5, 2025 to holders of record of Series B Preferred Shares on October 24, 2025, September 25, 2025, August 25, 2025, July 25, 2025, June 25, 2025, May 23, 2025, April 25, 2025, March 25, 2025 and February 25, 2025, respectively.
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

As of September 30, 2025 and December 31, 2024, the Company had 2,463,802 and 1,438,049 unvested units under the LTIP, respectively.
The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the nine months ended September 30, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2025	1,438,049		$7.35
Granted	1,510,235		3.73
Vested	(449,024)	(1)	3.76
Forfeited	(35,458)		5.90
Outstanding September 30, 2025	2,463,802		$5.81
(1)Certain key employees of the Adviser elected to net the taxes owed upon the vesting against the shares issued resulting in 358,173 shares being issued as shown on the Consolidated Statement of Equity.
The following table contains information regarding the vesting of restricted share units under the LTIP as of September 30, 2025:

	Shares Vesting
	February	March	April	June	Total
2025	—	—	—	—	—
2026	—	234,527	397,608	164,797	796,932
2027	355,614	234,527	130,974	—	721,115
2028	355,614	234,527	—	—	590,141
2029	355,614	—	—	—	355,614
Total	1,066,842	703,581	528,582	164,797	2,463,802
For the three months ended September 30, 2025 and 2024, the Company recognized approximately $1.1 million and $0.8 million, respectively of equity-based compensation expense related to grants of restricted share units. For the nine months ended September 30, 2025 and 2024, the Company recognized approximately $2.9 million and $2.2 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of September 30, 2025, the Company had recognized a liability of approximately $1.4 million related to distributions earned on restricted share units that are payable in cash upon vesting. As of September 30, 2025, total unrecognized compensation expense on restricted share units was approximately $10.5 million, and the expense is expected to be recognized over a weighted average vesting period of 1.7 years. As of December 31, 2024, total unrecognized compensation expense on restricted share units was approximately $8.0 million, and the expense is expected to be recognized over a weighted average vesting period of 1.5 years.
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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(13,687)	$(10,037)	$(93,256)	$(42,523)

Denominator for loss per share:
Weighted average common shares outstanding		47,436	40,786	45,324	39,662
Denominator for basic loss per share		47,436	40,786	45,324	39,662
Weighted average unvested restricted share units		2,464	1,435	1,950	1,210
Weighted average number of common shares from assumed conversion of Series B Preferred Shares		1,480	—	129	—
Denominator for diluted loss per share	(1)	47,436	40,786	45,324	39,662

Loss per weighted average common share:
Basic		$(0.29)	$(0.25)	$(2.06)	$(1.07)
Diluted		$(0.29)	$(0.25)	$(2.06)	$(1.07)
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
As of September 30, 2025 and 2024, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.
On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid in one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2025 annual meeting of shareholders, the Company’s shareholders approved issuances in excess of the Share Cap. During the nine months ended September 30, 2025, we issued 937,026.44 common shares to the Adviser in payment of the Fees in an amount of $4.32 million.
On September 19, 2025, we entered into an amendment to the Advisory Agreement whereby the monthly installments of the Fees accruing after September 19, 2025, will be paid entirely in cash unless the Adviser elects, in its sole discretion, to receive all or a portion of the monthly installment of the Fees in common shares of the Company, subject to certain restrictions, including that in no event shall the number of common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares.
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
As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. As of September 30, 2025 there is a remaining payable of advisory fees of $11.3 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining outstanding advisory fees under the NHT Advisory Agreement, and the termination of the NHT Advisory Agreement incurred a termination fee of $3.5 million.
Reimbursement of Expenses
We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses are considered permanently waived and become non-recoupable.
The Advisory Agreement has a term that will expire on July 1, 2026, and successive additional one-year terms thereafter unless earlier terminated. We have the right to terminate the Advisory Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Advisory Agreement). The Advisory Agreement can be terminated by us or the Adviser without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. The Adviser may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Advisory Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Advisory Agreement) unless we provide written consent. A termination fee will be payable to the Adviser by us upon termination of the Advisory Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the Fees earned by the Adviser during the twelve month period immediately preceding the most recently completed calendar quarter prior to the effective termination date.
For the three months ended September 30, 2025 and 2024, the Company incurred Administrative Fees and Advisory Fees of $3.2 million and $3.6 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred Administrative Fees and Advisory Fees of $10.0 million and $10.1 million, respectively.
Expense Cap, NHT
Prior to the closing of the NHT Merger on April 17, 2025, the terms of the NHT Advisory Agreement, expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended September 30, 2025, NHT incurred expenses subject to the NHT Expense Cap of $3.2 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining expense reimbursement obligations under the NHT Advisory Agreement.
Loans from Affiliates
As of September 30, 2025, a subsidiary of the Company assumed several convertible notes issued by NHT to certain affiliates of the NHT Adviser in connection with the NHT Merger totaling $51.5 million (see Note 6 to our consolidated financial statements). The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheets.
Revolving Credit Facility, NXDT
On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50%. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. As of September 30, 2025, the NexBank Revolver had an outstanding balance of $13.5 million.
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
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NexPoint Real Estate Finance, Inc. (“NREF”), Highland Opportunities and Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of September 30, 2025. As of September 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $14.1 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.

NexBank Guaranty
The Company is a guarantor and an indemnitor on the NexBank Revolver. As of September 30, 2025, the NexBank Revolver had an outstanding balance of $13.5 million. The Company guarantees the borrowers’ obligations under the loan agreement and the guaranty is a guaranty of payment and performance, not of collection, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the Company is responsible for indemnifying the lender against losses, claims, damages, and costs (including attorneys' fees) arising from the borrowers’ or any other loan party’s breach of its warranties, representations, and agreements under the loan agreement. The Company has not recorded a contingent liability with respect to this guaranty as the borrowers are current on all debt payments and in compliance with all debt compliance provisions.

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

NFRO SFR REIT Promissory Notes
On December 14, 2023, the Company, through the OP, loaned approximately $3.6 million to NFRO SFR REIT, LLC (“NFRO SFR REIT”). In connection with the loan, NFRO SFR REIT issued a promissory note to the OP in the principal amount of approximately $3.6 million bearing interest at 7.535% per annum, which is payable in kind, interest only during the term and was to mature on June 14, 2025. On April 9, 2025, NFRO SFR REIT extinguished the note and paid down the remaining principal balance and accrued interest.
On February 15, 2024, the Company, through the OP, loaned approximately $3.2 million to NFRO SFR REIT. In connection with the loan, NFRO SFR REIT issued a promissory note to the OP in the principal amount of approximately $3.2 million bearing interest at 7.535% per annum, which is payable in kind, interest only during the term and was to mature on August 15, 2025. NFRO SFR REIT is a subsidiary of an entity that is advised by an affiliate of the Adviser. On May 16, 2025, NFRO SFR REIT extinguished the note and paid down the remaining principal balance and accrued interest.

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
IQHQ Transactions
On December 31, 2024, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Adviser or that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into a participation rights agreement with NexPoint Bridge Investor I, LLC (“Bridge Investor I”) pursuant to which the Company has a right to fund up to specified amounts of a Subscription Agreement (the “IQHQ Subscription Agreement”) entered into by Bridge Investor I, whereby Bridge Investor I committed to purchase $160.1 million of Series E preferred stock of IQHQ, Inc. (“IQHQ”) and the corresponding warrant to purchase Class A-3 Units of IQHQ Holdings, LP (“IQHQ Holdings”) issued to Bridge Investor I (as amended, the “IQHQ Series E Warrant”).
Series B Preferred Shares Offering
On January 30, 2025, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of September 30, 2025, the Company has sold 485,608 shares of the Series B Preferred Shares for total gross proceeds of $12.1 million.
Ground Lease
The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. See Note 15 for additional information.
Other Related Party Transactions
The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties, other than undeveloped land, are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the nine months ended September 30, 2025 and 2024 the Company through its subsidiaries has paid approximately $0.5 million and $0.6 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and had a fixed fee of $750 per month. Effective January 1, 2023, the property management agreement was amended and the property management fee was increased to $1,200 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for the undeveloped property in Plano, Texas is dated September 1, 2024, and the management fee is calculated on 3% of gross receipts, with a minimum fee of $750 per month. The property management agreement with NexVest for Cityplace Tower is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for Cityplace Tower also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the three and nine months ended September 30, 2025, the SPE holding Cityplace Tower reimbursed $0.3 million and $1.1 million, respectively, to NexVest for these expenses. For the three and nine months ended September 30, 2024, the SPE holding Cityplace Tower reimbursed $0.4 million and $1.3 million, respectively, to NexVest for these expenses.
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
The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center, with an aggregate principal amount of $10.0 million as of September 30, 2025. The obligations include a continuing guarantee, which is generally applicable to all current and future liabilities or obligations of the borrower, whether directly or indirectly incurred, including through an agreement with an affiliate, joint venture partner or other third party. This guarantee remains in effect until all such obligations have been satisfied in full, unless terminated in accordance with the terms of the guarantee agreement. The loan is secured by certain real property held by Freedom LHV.
On March 14, 2025, the Company purchased 2,754.59 shares of NexPoint Storage Partners Operating Company, LLC (the “NSP OC Common Units”) for an aggregate amount of $2.0 million, 4,638.07 shares for an aggregate amount of $3.2 million on April 29, 2025, and 5,157.67 shares for an aggregate amount of $3.6 million on June 16, 2025. As of September 30, 2025, the Company owns approximately 59,615 Class B Units, or 33.8%, of the outstanding NSP OC Common Units.
On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NHI and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI and owns 74,173 and 68,254 shares, respectively, as of September 30, 2025 and 2024.

Related Party Investments
The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the nine months ended and as of September 30, 2025, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Fair Value/Carrying Value	Change in Unrealized Gain/(Loss)	Realized Gain/(Loss)	Equity in income (loss)	Interest and Dividends	Total Income
NexPoint Real Estate Finance, Inc.	Common Stock	$29,778	$(3,171)	$—	$—	$3,150	$(21)
NexPoint Storage Partners, Inc.	Common Stock	53,536	(9,172)	—	—	—	(9,172)
NexPoint Residential Trust, Inc.	Common Stock	3,226	(941)	—	—	151	(790)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	11,963	311	—	—	946	1,257
NexPoint Storage Partners Operating Company, LLC	LLC Units	36,952	(6,057)	—	—	—	(6,057)
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
Allenby, LLC	LLC Units	—	456	3,493	—	—	3,949
Haygood, LLC.	LLC Units	—	31	(31)	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	128,800	(22,907)	—	—	4,476	(18,431)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	69,044	(7,352)	—	—	7,304	(48)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	29,384	(10,548)	—	—	1,979	(8,569)
NexAnnuity Holdings, Inc.	Preferred Shares	74,173	—	—	—	4,278	4,278
NexPoint Storage Partners Operating Company, LLC	Promissory Note	1,858	(8)	—	—	100	92
NexPoint SFR Operating Partnership, L.P.	Promissory Note	—	—	—	—	7	7
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	88	88
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	82	82
Semiconductor DST	LLC Units	23,959	—	—	—	1,048	1,048
Life Science II DST	LLC Units	9,600	—	—	—	357	357
Capital Acquisitions Partners, LLC	LLC Units	633	—	—	226	—	226
Total		$472,906	$(59,358)	$3,462	$226	$23,966	$(31,704)

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

14. Commitments and Contingencies
Commitments
On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space, which were paid in full on December 8, 2023. The NSP Series D Preferred Stock remains outstanding as of September 30, 2025. As of September 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $14.1 million. See Note 13 to our consolidated financial statements for additional information.
On October 4, 2024, the Company entered into the Citi Guaranty for the benefit of the Citi Lender under the Citi Loan Agreement, by and among Citi Borrower and the Citi Lender. Pursuant to the Citi Guaranty, the Company guarantees the Guaranteed Obligations (as defined in the Citi Loan Agreement). See Note 13 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of the subsidiaries of the Company’s loans with an aggregate principal amount of $41.6 million outstanding, as of September 30, 2025. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.
The Company is a limited guarantor and an indemnitor for a loan made to one of the subsidiaries of the Company, with an aggregate outstanding principal amount, as of September 30, 2025, of $38.6 million. The obligations include a guaranty of completion, which does not extend to the full repayment of the loan, a customary environmental indemnity, and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.
The Company is a guarantor and an indemnitor on a loan taken by the SPE which owns Cityplace Tower with an aggregate principal amount of $138.2 million as of September 30, 2025. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of September 30, 2025, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace Tower is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center. See Note 13 to our consolidated financial statements for additional information.
The Company, together with Calida Holdings III, LP, is a guarantor and an indemnitor on a loan taken by the SPE that owns Tivoli. As of September 30, 2025, the loan had an outstanding balance of $10.9 million. As a guarantor, it owes the obligations including a guaranty of payment, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, it owes customary environmental indemnifications. The Company has not recorded a contingent liability as Tivoli is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on a revolving credit facility entered into by the Company, and two wholly owned subsidiaries with NexBank. See Note 13 to our consolidated financial statements for additional information.
The Company is a limited guarantor and indemnitor of a loan held by the SPE that owns Marriott Uptown. As of September 30, 2025, the loan had an outstanding principal balance of $87.5 million. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.
AMS C-Store JV, LLC
On January 30, 2025, the Company, through one of its subsidiaries, committed to fund $18.4 million of the preferred units of AMS C-Store JV, LLC with respect to convenience store property developments across Texas. The Company funded $9.2 million on January 30, 2025, $1.8 million on February 28, 2025, $1.0 million on May 1, 2025, $1.5 million on May 15, 2025, $1.9 million on July 2, 2025 and $0.9 million on September 18, 2025. The Company’s expected maximum commitment under AMS C-Store JV, LLC is $18.4 million, of which $2.1 million was unfunded as of September 30, 2025.
The table below shows the Company's unfunded commitments by investment type as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Investment Type	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$2,121	$—
Total	$2,121	$—
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
Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of September 30, 2025, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.
Claymore is engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.
15. Leases
There are no tenants that make up greater than 10% of net rental income during the nine months ended September 30, 2025.

The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the nine months ended September 30, 2024:

For the Nine Months Ended September 30, 2024
Tenant	Rental Income
Neiman Marcus Group, LLC	$1,579

Ground Lease
The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. The lease has a remaining term of 4 years and a discount rate of 4.6% and contains five one-year extension options. As of September 30, 2025, the carrying amount of the right-of-use asset is $0.6 million, and the lease liability is $(0.6) million.

For the nine months ended September 30, 2025, the Company recognized lease expense of $0.2 million recorded on a straight-line basis over the lease term.

16. Segment Reporting
The Company has two reportable segments: Diversified and Hospitality. For a description of the types of products and services from which these reportable segments derive their revenues, see Notes 1, 2 and 3. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker primarily assesses performance for the segments and decides how to allocate resources based on segment net income (loss). The measures of segment assets are based on each segment’s total assets. The chief operating decision maker uses segment net income (loss) to evaluate profitability in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for dividend amounts. The Company’s two reportable segments serve different strategic purposes. The Diversified segment primarily consists of activities focused on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The majority of NXDT’s revenue is comprised of Rental income, Dividend income, and Interest income. The Hospitality segment is focused on operating and renovating its U.S. located hospitality assets that meet its investment objective and criteria. The majority of NHT’s revenue is comprised of revenue from renting rooms and selling food and beverages (“F&B”). Therefore, the Company has identified Diversified and Hospitality as the two operating segments and the two reportable segments. The Company’s chief operating decision maker is the president of the Company.
The following table presents measures of the reportable segment measures of profitability, along with significant segment expenses (in thousands):

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total Revenues	$42,947	$24,620	$67,567	$39,171	$18,124	$57,295
Less:
Property operating expense	4,996	13,077	18,073	4,928	9,744	14,672
Real estate taxes and insurance	3,222	1,506	4,728	3,479	1,174	4,653
Advisory and administrative fees	9,982	3,898	13,880	10,140	525	10,665
Property general and administrative expenses	1,703	3,212	4,915	2,046	2,903	4,949
Corporate general and administrative expenses	8,422	723	9,145	6,682	2,191	8,873
Depreciation and amortization	8,507	3,288	11,795	8,694	2,714	11,408
Impairment loss	—	1,752	1,752	—	6,134	6,134
Interest expense	11,226	9,590	20,816	13,312	7,358	20,670
Equity in (income) losses of unconsolidated equity method ventures	748	—	748	558	—	558
Change in unrealized (gains) losses from non-real estate investments	77,464	—	77,464	(2,251)	—	(2,251)
Realized (gains) losses from non-real estate investments	(4,987)	—	(4,987)	21,876	—	21,876
Gain on sales of real estate	—	(37)	(37)	—	—	—
Income tax expense (benefit)	331	(754)	(423)	1,583	(30)	1,553
Other segment items (1)	493	716	1,209	554	471	1,025
Net loss	$(79,160)	$(12,351)	$(91,511)	$(32,430)	$(15,060)	$(47,490)
The following table presents total assets for the reportable segments (in thousands):

	As of September 30, 2025			As of December 31, 2024
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total assets	$957,081	$149,588	$1,106,669	$1,039,392	$185,447	$1,224,839

(1)	Other segment items includes: Property management fees.

17. Noncontrolling Interests
Redeemable Noncontrolling Interests in the OP
The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Redeemable noncontrolling interest in the OP, January 1,	$—	$—
Redeemable noncontrolling interests from NHT Merger	359	—
Net loss attributable to redeemable noncontrolling interests in the OP	(25)	—
Distributions to redeemable noncontrolling interests in the OP	(6)	—
Redeemable noncontrolling interest in the OP, September 30,	$328	$—
18. Subsequent Events
Distributions Declared
On October 27, 2025, the Board approved a quarterly distribution of $0.15 per common share, payable on December 31, 2025 to shareholders of record on November 21, 2025. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on October 27, 2025, the Board approved a quarterly distribution of $0.34375 per Series A Preferred Share, payable on December 31, 2025 to shareholders of record on December 23, 2025.
Mortgages Paydown, Hospitality
On November 7, 2025, a subsidiary of the Company paid down approximately $1.7 million and $0.8 million on the Note A Loan and the Note B Loan, respectively.
Hospitality Debt Extension
On November 7, 2025, the Company executed a loan modification agreement related to the Note A Loan and the Note B Loan extending the maturity date of each to February 8, 2026.
Raymond James Credit Facility
On October 6, 2025, the Company repaid the remaining $1.3 million principal balance and fully extinguished the debt under the Credit Facility.

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
Overview
As of September 30, 2025, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The Company has two reportable segments, Diversified and Hospitality. Diversified represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio. The Diversified reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The Hospitality segment is focused on operating and renovating its U.S. located hospitality assets that meet its investment objective and criteria. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of September 30, 2025, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company, 3,359,593 Series A Preferred Units of the OP outstanding, of which 100.0% were owned by the Company, and 485,608 Series B Preferred Units of the OP, of which 100.0% were owned by the Company.
As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease, retail and small-bay industrial. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022, April 11, 2023, July 22, 2024 and September 19, 2025, for a term that will expire on July 1, 2026 and successive one-year terms thereafter unless earlier terminated. The Adviser is wholly owned by our Sponsor.
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
On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021, filed a lawsuit (the "Bankruptcy Trust Lawsuit") against various persons and entities, including our Sponsor and James Dondero. On March 24, 2023, the litigation trustee filed a motion for leave to stay the Bankruptcy Trust Lawsuit, which was granted by the bankruptcy court on April 4, 2023. On June 30, 2025, the bankruptcy court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on October 3, 2025. As of the date of this filing, the bankruptcy court has requested briefing from the parties regarding whether the court continues to have jurisdiction over the Bankruptcy Trust Lawsuit given the assignment of claims from Highland to HMIT. Briefs on this matter are due on November 18, 2025. In addition, on February 8, 2023, UBS Securities LLC and UBS AG London (collectively “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York related to a default that occurred in 2009 on a warehouse facility between UBS and funds affiliated with Highland. The lawsuit makes claims against several persons and entities, seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the "UBS Lawsuit"). On March 7, 2023, the matter was removed to the United States District Court for the Southern District of New York. On April 6, 2023, UBS moved to have the case remanded to New York state court. The federal court remanded the state law causes of action and retained and stayed the federal cause of action. On February 26, 2024, several of the respondents, including Mr. Dondero, filed motions in state court to dismiss the UBS Lawsuit on various grounds. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero is appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.
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
The U.S. government announced a comprehensive set of tariffs in the second quarter of 2025. Following the pause of certain of these tariffs, the majority of the previously announced tariffs have been implemented. The U.S. government has indicated that it could impose additional tariffs on particular countries and could impose additional tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. However, the impact of such tariffs is subject to uncertainties regarding the timing of their implementation, whether the U.S. government ultimately imposes additional tariffs, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.
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
Other income. Other income includes ancillary income earned from tenants such as non-refundable fees, parking fees, and other miscellaneous fees charged to tenants and other income items.
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
Real Estate Investments Statistics
As of September 30, 2025, the Diversified segment was invested in two retail properties, and one office, multifamily and hospitality property (excluding investments in undeveloped land), and the Hospitality segment consisted of four hotel properties as listed below:
Diversified Segment:

					Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Rentable Square Footage (in thousands)	Property Type		Date Acquired	September 30, 2025	September 30, 2025
White Rock Center	82,793	Retail		6/13/2013	$1.60	81.4%
5916 W Loop 289	30,140	Retail		7/23/2013	$—	—%	(4)
Cityplace Tower	1,365,711	Office, Multifamily & Hospitality	(3)	8/15/2018	$2.15	46.6%
	1,478,644
Hospitality Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	HGI Property	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Park City	Upscale	Full-Service	2016	122
Hampton Inn & Suites	Bradenton, Florida	Bradenton	Upscale	Select-Service	1926/2016	119
Marriott	St. Petersburg, Florida	St. Pete Property	Upper Upscale	Full-Service	2001/2021	209
Total Rooms:						690
(1)Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of September 30, 2025, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of September 30, 2025.
(2)Percent occupied is calculated as the rentable square footage occupied as of September 30, 2025, divided by the total rentable square footage, expressed as a percentage.
(3)Cityplace is currently under development and the Company is converting part of the property into a hotel, which was still under construction as of September 30, 2025.
(4)The property's tenant vacated in the fourth quarter of 2023. The Company is currently looking into leasing out the property.
Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The three months ended September 30, 2025 as compared to the three months ended September 30, 2024
The following tables set forth a summary of our operating results for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change
Total revenues	$17,459	$22,216	$(4,757)
Total expenses	(20,788)	(28,162)	7,374
Operating income	(3,329)	(5,946)	2,617
Interest expense	(6,903)	(8,288)	1,385
Equity in income (losses) of unconsolidated ventures	(581)	400	(981)
Income tax (expense) benefit	995	(700)	1,695
Change in unrealized gains (losses)	(2,505)	(885)	(1,620)
Realized gains (losses)	6	(1)	7
Gains on sales of real estate	—	—	—
Net income (loss)	(12,317)	(15,420)	3,103
Net (income) attributable to Series A preferred shareholders	(1,155)	(1,155)	—
Net (income) attributable to Series B preferred shareholders	(220)	—	(220)
Net loss attributable to noncontrolling interests	—	6,538	(6,538)
Net loss attributable to redeemable noncontrolling interests in the OP	5	—	5
Net income (loss) attributable to common shareholders	$(13,687)	$(10,037)	$(3,650)
The net loss for the three months ended September 30, 2025 decreased by $3.1 million as compared to the three months ended September 30, 2024. The decrease between periods primarily relates to a decrease in expenses.
Revenues
Rental income. Rental income was $1.6 million for the three months ended September 30, 2025, compared to $4.4 million for the three months ended September 30, 2024, which was a decrease of approximately $2.8 million. Rental income decreased between the periods due to an increase in the allowance for bad debt related to certain tenants.
Rooms. Rooms revenue was $4.8 million for the three months ended September 30, 2025, compared to $7.3 million for the three months ended September 30, 2024, which was a decrease of approximately $2.5 million. Rooms revenue decreased between the periods due to the disposition of Hospitality properties in 2025.
Food and beverage. F&B revenue was $0.6 million for the three months ended September 30, 2025, compared to $0.5 million for the three months ended September 30, 2024, which was an increase of approximately $0.1 million. The increase between the periods was due to increased food sales.
Interest and dividends. Interest and dividends totaled $10.2 million for the three months ended September 30, 2025, compared to $9.1 million for the three months ended September 30, 2024, which was an increase of approximately $1.1 million. The increase between the periods was primarily due to an increase in dividend income.
Other income. Other income was approximately $0.4 million for the three months ended September 30, 2025, compared to $0.9 million for the three months ended September 30, 2024, which was a decrease of approximately $0.5 million. The decrease between the periods due to a decrease in resort charges, due to the disposition of Hospitality properties in 2025.

Expenses
Property operating expenses. Property operating expenses were $5.6 million for the three months ended September 30, 2025, compared to $6.3 million for the three months ended September 30, 2024, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.
Property management fees. Property management fees were $0.3 million for the three months ended September 30, 2025, compared to $0.7 million for the three months ended September 30, 2024, which was a decrease of approximately $0.4 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.
Real estate taxes and insurance. Real estate taxes and insurance costs were $1.3 million for the three months ended September 30, 2025, compared to $1.6 million for the three months ended September 30, 2024, which was a decrease of approximately $0.3 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower and our Hospitality properties. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.
Advisory and administrative fees. For the three months ended September 30, 2025, the Company incurred administrative fees and advisory fees of $3.2 million, compared to $4.0 million for the three months ended September 30, 2024, which was a decrease of approximately $0.8 million. The decrease between the periods is primarily attributed to a decrease in fees paid to the NHT Adviser.
Property general and administrative expenses. Property general and administrative expenses were $1.3 million for the three months ended September 30, 2025, compared to $2.1 million for the three months ended September 30, 2024, which was a decrease of approximately $0.8 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.
Corporate general and administrative expenses. Corporate general and administrative expenses were $5.2 million for the three months ended September 30, 2025, compared to $2.8 million for the three months ended September 30, 2024, which was an increase of approximately $2.4 million. The increase between the periods was primarily due to an increase in professional fees.
Depreciation and amortization. Depreciation and amortization costs were $3.9 million for the three months ended September 30, 2025, compared to $4.5 million for the three months ended September 30, 2024, which was a decrease of approximately $0.6 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.
Impairment loss. Impairment loss was $0.0 million for three months ended September 30, 2025, compared to $6.1 million for the three months ended September 30, 2024, which was a decrease of approximately $6.1 million. The decrease between the periods was due to a decrease in impairment charges recorded in 2025.
Other Income and Expense
Interest expense. Interest expense was $6.9 million for the three months ended September 30, 2025, compared to $8.3 million for the three months ended September 30, 2024, which was a decrease of approximately $1.4 million. The decrease between the periods was primarily due a decrease in debt related to paydowns.
Equity in income (losses) of unconsolidated ventures. Equity in income (losses) of unconsolidated ventures was $(0.6) million for the three months ended September 30, 2025, compared to $0.4 million for the three months ended September 30, 2024, which was a decrease of approximately $1.0 million. The decrease between the periods was primarily due to a decrease in net income at Marriott Uptown.
Income tax (expense) benefit. The Company has recorded income tax (expense) benefit of $1.0 million associated with the TRSs for the three months ended September 30, 2025, and $0.7 million associated with the TRSs for the three months ended September 30, 2024. The tax expense (benefit) for the three months ended September 30, 2025 is partially decreased by the annual change in valuation allowance on a deferred tax asset of $0.2 million, an increase in income tax expense of $0.3 million, offset by a return-to-provision adjustment of $0.5 million and decrease of income tax estimate of $1.0 million for a net benefit of $1.0 million for the three months ended September 30, 2025, that is recorded on the

Consolidated Statements of Operations and Comprehensive Income (Loss). The tax expense for the three months ended September 30, 2024 is partially offset by the annual change in valuation allowance on a deferred tax asset of $0.4 million for a net expense of $0.7 million for the three months ended September 30, 2024, that is recorded on the Consolidated Statements of Operations and Comprehensive Income.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(2.5) million for the three months ended September 30, 2025, compared to $(0.9) million for the three months ended September 30, 2024, which was a decrease of approximately $1.6 million. The losses for the three months ended September 30, 2025 were largely driven by mark-to-market losses on VineBrook Homes Operating Partnership, L.P. common units ("VB OP Units") of $5.3 million and NexPoint SFR Operating Partnership, L.P. (“NexPoint SFR OP”) partnership units of $4.6 million, and offset by mark-to-market gains on MidWave Wireless Inc. common stock of $6.2 million. The losses for the three months ended September 30, 2024 were largely driven by mark-to-market losses on VB OP Units of $7.8 million, IQHQ LP interests of $16.1 million, and offset by mark-to-market gains on common units of NREF OP (“NREF OP Units”) of $9.3 million, and NREF common stock of $4.0 million.
The nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024
The following table sets forth a summary of our operating results for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change
Total revenues	$67,567	$57,295	$10,272
Total expenses	(65,497)	(62,379)	(3,118)
Operating income	2,070	(5,084)	7,154
Interest expense	(20,816)	(20,670)	(146)
Equity in income (losses) of unconsolidated ventures	(748)	(558)	(190)
Income tax (expense) benefit	423	(1,553)	1,976
Change in unrealized gains (losses)	(77,464)	2,251	(79,715)
Realized gains (losses)	4,987	(21,876)	26,863
Gains on sales of real estate	37	—	37
Net loss	(91,511)	(47,490)	(44,021)
Net (income) attributable to Series A preferred shareholders	(3,465)	(3,465)	—
Net (income) attributable to Series B preferred shareholders	(250)	—	(250)
Net loss attributable to noncontrolling interests	1,945	8,432	(6,487)
Net loss attributable to redeemable noncontrolling interests in the OP	25	—	25
Net income (loss) attributable to common shareholders	$(93,256)	$(42,523)	$(50,733)
The net loss for the nine months ended September 30, 2025 increased by $44.0 million as compared to the nine months ended September 30, 2024. The increase between periods primarily relates to mark-to-market losses on our investments accounted for at fair value.
Revenues
Rental income. Rental income was $9.0 million for the nine months ended September 30, 2025, compared to $12.5 million for the nine months ended September 30, 2024, which was a decrease of approximately $3.5 million. Rental income decreased between the periods due to an increase in the allowance for bad debt related to certain tenants.
Rooms revenue. Rooms revenue was $21.4 million for the nine months ended September 30, 2025, compared to $15.5 million for the nine months ended September 30, 2024, which was an increase of approximately $5.9 million. The increase between the periods is due to the Hospitality segment not being consolidated prior to April 19, 2024.

Food and beverage revenue. F&B revenue was $2.2 million for the nine months ended September 30, 2025, compared to $1.3 million for the nine months ended September 30, 2024, which was an increase of approximately $0.9 million. The increase between the periods is due to the Hospitality segment not being consolidated prior to April 19, 2024.
Interest and dividends. Interest and dividends totaled $34.1 million for the nine months ended September 30, 2025, compared to $26.7 million for the nine months ended September 30, 2024, which was an increase of approximately $7.4 million. The increase between the periods was attributed to an increase in dividends from equity investments.
Other income. Other income was approximately $1.0 million for the nine months ended September 30, 2025, compared to $1.3 million for the nine months ended September 30, 2024, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to a decrease in resort charges, associated with a decrease in Hospitality assets.
Expenses
Property operating expenses. Property operating expenses were $18.1 million for the nine months ended September 30, 2025, compared to $14.7 million for the nine months ended September 30, 2024, which was an increase of approximately $3.4 million. The increase between the periods was primarily due to the NHT consolidation.
Property management fees. Property management fees were $1.2 million for the nine months ended September 30, 2025, compared to $1.0 million for the nine months ended September 30, 2024, which was an increase of approximately $0.2 million. The increase between the periods was primarily due to the NHT consolidation.
Real estate taxes and insurance. Real estate taxes and insurance costs were $4.7 million for the nine months ended September 30, 2025, compared to $4.7 million for the nine months ended September 30, 2024, which was flat. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace Tower and our Hospitality properties.
Advisory and administrative fees. For the nine months ended September 30, 2025, the Company incurred administrative fees and advisory fees of $13.9 million. For the nine months ended September 30, 2024, the Company incurred administrative fees and advisory fees of $10.7 million. The increase between the nine months ended September 30, 2025 and the nine months ended September 30, 2024, is primarily attributed to a one-time termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory Agreement following the NHT Merger.
Property general and administrative expenses. Property general and administrative expenses were $4.9 million for the nine months ended September 30, 2025, compared to $4.9 million for the nine months ended September 30, 2024, which was flat.
Corporate general and administrative expenses. Corporate general and administrative expenses were $9.1 million for the nine months ended September 30, 2025, compared to $8.9 million for the nine months ended September 30, 2024, which was an increase of approximately $0.2 million. The increase between periods was primarily due to an increase in professional fees.
Depreciation and amortization. Depreciation and amortization costs were $11.8 million for the nine months ended September 30, 2025, compared to $11.4 million for the nine months ended September 30, 2024, which was an increase of approximately $0.4 million. The increase between the periods was primarily due to the NHT consolidation.
Impairment loss. Impairment loss was $1.8 million for nine months ended September 30, 2025, compared to $6.1 million for the nine months ended September 30, 2024, which was a decrease of approximately $4.3 million. The decrease between the periods was due to a decrease in impairment charges recorded in 2025.

Other Income and Expense
Interest expense. Interest expense was $20.8 million for the nine months ended September 30, 2025, compared to $20.7 million for the nine months ended September 30, 2024, which was an increase of approximately $0.1 million. The increase between the periods was primarily due to the NHT consolidation.
Equity in income (losses) of unconsolidated ventures. Equity in losses of unconsolidated ventures was $(0.7) million for the nine months ended September 30, 2025, compared to $(0.6) million for the nine months ended September 30, 2024, which was a decrease of approximately $0.1 million. The decrease between periods was primarily due to a decrease in net loss at Marriott Uptown.
Income tax (expense) benefit. The Company has recorded income tax (expense) benefit of $0.4 million associated with the TRSs for the nine months ended September 30, 2025 and $(1.6) million associated with the TRSs for the nine months ended September 30, 2024. The tax expense for the nine months ended September 30, 2025 is comprised of an income tax expense of $1.1 million, offset with a return-to-tax provision of $0.5 million and a decrease of income tax estimate of $1.0 million for a net benefit of $0.4 million for the nine months ended September 30, 2025 that is recorded on the Consolidated Statements of Operations and Comprehensive Income (Loss). The tax expense for the nine months ended September 30, 2024 is partially offset by the annual change in valuation allowance on a deferred tax asset of $0.2 million for a net expense of $1.6 million for the nine months ended September 30, 2024, that is recorded on the Consolidated Statements of Operations and Comprehensive Income.
Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(77.5) million for the nine months ended September 30, 2025, compared to $2.3 million for the nine months ended September 30, 2024, which was a decrease of approximately $(79.8) million. The losses for the nine months ended September 30, 2025 were largely driven by mark-to-market losses on VB OP Units of $22.9 million, NexPoint SFR OP partnership units of $13.4 million, IQHQ LP interests of $15.1 million and NREF OP Units of $7.4 million. The gains for the nine months ended September 30, 2024 were largely driven by redemptions of the legacy CLO positions, which generated realized losses and a positive change in unrealized, mark-to-market gains on VB OP Units of $7.8 million, offset by NREF OP Units of $9.3 million, and NREF common stock of $4.0 million.
Realized gains (losses). Realized gains (losses) were $5.0 million for the nine months ended September 30, 2025, compared to $(21.9) million for the nine months ended September 30, 2024, which was an increase of approximately $26.9 million. The gains for the nine months ended September 30, 2025 were primarily driven by realized gains on United Development Funding IV common equity. The losses for the nine months ended September 30, 2024 were primarily driven by realized losses on the legacy CLOs of $22.8 million.
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
We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs. However, the usefulness of NOI is limited because it excludes these items, all of which may be material values. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “—

Consolidated Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI.
Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.
We define “Same Store NOI” as NOI for our properties that are comparable between periods, are stabilized and are not expected to cease being stabilized in the near future due to planned construction, renovation or similar activity that would materially impact operations. Please see below for a discussion of properties included as Same Store. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions from the beginning of the compared period to the end of the current period.
There are three properties, White Rock Center, 5916 W Loop 289 and Park City, in our same store pool for the three months ended September 30, 2025 and 2024. Our Same Store properties exclude Cityplace Tower as of September 30, 2025 and 2024, because it was not yet stabilized, meaning construction or renovation was not completed. Our Same Store properties for the three months ended September 30, 2025 and 2024 also exclude the HGI Property, Bradenton and St. Pete Property, as the properties have planned renovation activity expected to commence in the near future that is anticipated to materially impact operations. Non-Same Store properties for the three months ended September 30, 2025 and 2024 include properties not yet stabilized and certain properties that have planned construction, renovation or similar activity expected to commence in the near future that will result in such properties not being stabilized. Non-Same Store properties for the nine months ended September 30, 2025 and 2024 include properties not yet stabilized or that were not held for the full comparable period.
There are two properties, White Rock Center and 5916 W Loop 289, that were considered our Same Store properties for the nine months ended September 30, 2025, and 2024. Our Same Store properties exclude Cityplace Tower as of September 30, 2025 and 2024, because it was not yet stabilized, meaning construction or renovation was not completed. For the nine months ended September 30, 2025, and 2024, our Same Store properties also exclude the Hospitality segment, as the properties in that segment were not held in the full comparable period. Non-Same Store properties for the nine months ended September 30, 2025, and 2024 include properties not yet stabilized or that were not held for the full comparable period.
Consolidated NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2025 and 2024
The following table, which has not been adjusted for the effects of NCI, reconciles our consolidated NOI for the three and nine months ended September 30, 2025 and 2024 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2025	2024	2025	2024
Net loss	$(12,317)	$(15,420)	$(91,511)	$(47,490)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,218	3,976	13,880	10,665
Corporate general and administrative expenses	5,198	2,843	9,145	8,873
Income tax expense	(995)	700	(423)	1,553
Depreciation and amortization	3,858	4,510	11,795	11,408
Interest expense	6,903	8,288	20,816	20,670
Non-operating property investment revenue (1)	(10,166)	(9,050)	(34,129)	(26,685)
Realized (gains) losses from non-real estate investments	(6)	1	(4,987)	21,876
Change in unrealized (gains) losses from non-real estate investments	2,505	885	77,464	(2,251)
Equity in (income) losses of unconsolidated equity method ventures	581	(400)	748	558
Impairment loss	—	6,134	1,752	6,134
NOI	$(1,221)	$2,467	$4,550	$5,311
Less Non-Same Store
Revenues	$(5,491)	$(11,497)	$(32,145)	$(29,540)
Operating expenses	7,357	9,540	28,435	24,849
Operating income	—	—	(37)	—
Same Store NOI	$645	$510	$803	$620
(1)Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three and nine months ended September 30, 2025 to net income (loss), the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025			2025
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Net loss	$(7,173)	$(5,144)	$(12,317)	$(78,569)	$(12,942)	$(91,511)
Adjustments to reconcile net loss to NOI:
Non-operating property investment revenue (1)	(9,772)	(394)	(10,166)	(33,089)	(1,040)	(34,129)
Advisory and administrative fees	3,218	—	3,218	9,982	3,898	13,880
Corporate general and administrative expenses	2,845	2,353	5,198	8,422	723	9,145
Depreciation and amortization	2,786	1,072	3,858	8,507	3,288	11,795
Impairment loss	—	—	—	—	1,752	1,752
Interest expense	3,713	3,190	6,903	11,226	9,590	20,816
Equity in (income) losses of unconsolidated equity method ventures	581	—	581	748	—	748
Change in unrealized (gains) losses from non-real estate investments	2,505	—	2,505	77,464	—	77,464
Realized (gains) losses from non-real estate investments	(6)	—	(6)	(4,987)	—	(4,987)
Income tax expense	(153)	(842)	(995)	331	(754)	(423)
NOI	$(1,456)	$235	$(1,221)	$35	$4,515	$4,550
Less Non-Same Store
Revenues	$(516)	$(4,975)	$(5,491)	$(8,564)	$(23,581)	$(32,145)
Operating expenses	2,282	5,075	7,357	9,332	19,103	28,435
Operating income	—	—	—	—	(37)	(37)
Same Store NOI	$310	$335	$645	$803	$—	$803
(1)Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2025 and 2024
The following table reflects the revenues, property operating expenses and NOI for the three months ended September 30, 2025 and 2024 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended September 30
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$484	$364	$120	33.0%
Rooms	1,013	1,034	(21)	-2.0%
Food and beverage	112	98	14	13.8%
Other income	168	172	(4)	-2.2%
Same Store revenues	1,777	1,668	99	6.5%
Non-Same Store
Rental income	1,132	4,083	(2,951)	N/M
Rooms	3,745	6,246	(2,501)	-40.0%
Food and beverage	441	435	6	1.4%
Other income	173	733	(560)	N/M
Non-Same Store revenues	5,491	11,497	(6,006)	N/M
Total revenues	7,268	13,165	(5,897)	-44.8%

Operating expenses
Same Store
Property operating expenses	766	748	18	2.4%
Real estate taxes and insurance	131	119	12	10.1%
Property management fees	56	52	4	7.7%
Property general and administrative expenses	179	240	(61)	-25.4%
Same Store operating expenses	1,132	1,159	(27)	-2.3%
Non-Same Store
Property operating expenses	4,799	5,591	(792)	-14.2%
Real estate taxes and insurance	1,183	1,520	(337)	-22.2%
Property management fees	246	613	(367)	N/M
Property general and administrative expenses	1,129	1,817	(688)	-37.9%
Non-Same Store operating expenses	7,357	9,541	(2,184)	-22.9%
Total operating expenses	8,489	10,700	(2,211)	-20.7%

NOI
Same Store	645	510	135	26.5%
Non-Same Store	(1,866)	1,956	(3,822)	N/M
Total NOI	$(1,221)	$2,466	$(3,687)	N/M
Consolidated Same Store Results of Operations for the Three Months Ended September 30, 2025 and 2024
As of September 30, 2025, the properties in our Same Store pool for the three months ended September 30, 2025 and 2024 were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.18, compared to 55.2% leased with a weighted average monthly effective occupied rent per square foot of $1.16 as of September 30, 2024. As of September 30, 2025, the properties in our Same Store pool for the three months ended

September 30, 2025 and 2024 had an occupancy of 69.4%, compared to 65.3% as of September 30, 2024. As of September 30, 2025, the properties in our Same Store pool for the three months ended September 30, 2025 and 2024 had an Average Daily Rate (“ADR”) of $129.56, compared to $138.53 as of September 30, 2024. As of September 30, 2025, properties in our Same Store pool for the three months ended September 30, 2025 and 2024 had a Revenue per Available Room (“RevPAR”) of $89.87, compared to $90.52 as of September 30, 2024. For the properties in our Same Store pool for the three months ended September 30, 2025 and 2024, we recorded the following operating results for the three months ended September 30, 2025 and 2024.
Revenues
Rental Income. Rental income was $484.0 thousand for the three months ended September 30, 2025, compared to $364.1 thousand for the three months ended September 30, 2024, which was an increase of approximately $120.0 thousand or 33.0%. The majority of the increase between the three months ended September 30, 2025 and the three months ended September 30, 2024 is related to an increase in occupancy at White Rock Center.
Rooms. Rooms income was $1,013.3 thousand for the three months ended September 30, 2025, compared to $1,034.4 thousand for the three months ended September 30, 2024, which was a decrease of approximately $21.0 thousand or 2.0%. The majority of the decrease between the three months ended September 30, 2025 and the three months ended September 30, 2024 is related to a lower ADR and RevPAR.
Food and Beverage. Food and Beverage income was $111.5 thousand for the three months ended September 30, 2025, compared to $98.1 thousand for the three months ended September 30, 2024, which was an increase of approximately $14.0 thousand or 13.8%. The majority of the increase between the three months ended September 30, 2025 and the three months ended September 30, 2024 is related to an increase in occupancy at Park City.
Other Income. Other income was $168.2 thousand for the three months ended September 30, 2025, compared to $172.2 thousand for the three months ended September 30, 2024, which was a decrease of approximately $4.0 thousand or 2.2%. The majority of the decrease between the three months ended September 30, 2025 and the three months ended September 30, 2024 is related to a decrease in room damage revenue.
Expenses
Property operating expenses. Property operating expenses were $766.0 thousand for the three months ended September 30, 2025, compared to $747.6 thousand for the three months ended September 30, 2024, which was an increase of approximately $18.0 thousand or 2.4%. The majority of the increase between the three months ended September 30, 2025 and the three months ended September 30, 2024 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $131.0 thousand for the three months ended September 30, 2025, compared to $118.7 thousand for the three months ended September 30, 2024, which was an increase of approximately $12.0 thousand or 10.1%. The majority of the increase between the three months ended September 30, 2025 and the three months ended September 30, 2024 is related to an increase in the property tax budget.
Property management fees. Property management fees were $56.0 thousand for the three months ended September 30, 2025, compared to $52.3 thousand for the three months ended September 30, 2024, which was an increase of approximately $4.0 thousand, or 7.7%. The increase between the three months ended September 30, 2025 and the three months ended September 30, 2024 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $179.0 thousand for the three months ended September 30, 2025, compared to $239.5 thousand for the three months ended September 30, 2024, which was a decrease of approximately $61.0 thousand. The decrease between the three months ended September 30, 2025 and the three months ended September 30, 2024 is related to a decrease in professional fees.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2025 and 2024
The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2025 and 2024 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$1,292	$1,071	$221	20.6%
Same Store revenues	1,292	1,071	221	20.6%
Non-Same Store
Rental income	7,682	11,408	(3,726)	-32.7%
Other income	882	1,307	(425)	-32.5%	(1)
Rooms	21,389	15,480	5,909	38.2%
Food and beverage	2,192	1,345	847	N/M
Non-Same Store revenues	32,145	29,540	2,605	8.8%	(1)
Total revenues	33,437	30,611	2,826	9.2%	(1)

Operating expenses
Same Store
Property operating expenses	189	126	63	50.0%
Real estate taxes and insurance	216	211	5	2.4%
Property management fees	65	58	7	12.1%
Property general and administrative expenses	19	55	(36)	N/M
Same Store operating expenses	489	450	39	8.7%
Non-Same Store
Property operating expenses	17,884	14,546	3,338	22.9%	(1)
Real estate taxes and insurance	4,512	4,441	71	1.6%	(1)
Property management fees	1,143	969	174	18.0%	(1)
Property general and administrative expenses	4,896	4,893	3	0.1%	(1)
Non-Same Store operating expenses	28,435	24,849	3,586	14.4%	(1)
Total operating expenses	28,924	25,300	3,625	14.3%	(1)

Operating income
Non-Same Store
Realized gains (losses)	37	—	37	—%
Total operating income	37	—	37	—%

NOI
Same Store	803	621	182	29.3%
Non-Same Store	3,747	4,691	(944)	-20.1%	(1)
Total NOI	$4,550	$5,311	$(762)	-14.3%	(1)

(1)Denotes that the significant percentage change in the current period comparison is primarily attributed to the consolidation of NHT.
See reconciliation of net income (loss) to NOI above under “Consolidated NOI and Same Store NOI for the Nine Months Ended September 30, 2025 and 2024.”
Consolidated Same Store Results of Operations for the Nine Months Ended September 30, 2025 and 2024
As of September 30, 2025, the properties in our Same Store pool for the nine months ended September 30, 2025 and 2024 were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.18, compared to 55.2% leased with a weighted average monthly effective occupied rent per square foot of $1.16 as of September 30, 2024. For the properties in our Same Store pool for the nine months ended September 30, 2025 and 2024, we recorded the following operating results for the nine months ended September 30, 2025 and 2024.
Revenues
Rental Income. Rental income was $1,292.0 thousand for the nine months ended September 30, 2025, compared to $1,071.5 thousand for the nine months ended September 30, 2024, which is an increase of approximately $221.0 thousand or 20.6%. The majority of the increase between the nine months ended September 30, 2025 and the nine months ended September 30, 2024 is due to an increase in occupancy at White Rock Center.
Expenses
Property operating expenses. Property operating expenses were $189.0 thousand for the nine months ended September 30, 2025, compared to $126.2 thousand for the nine months ended September 30, 2024, which was an increase of approximately $63.0 thousand or 50.0%. The majority of the increase between the nine months ended September 30, 2025 and the nine months ended September 30, 2024 is related to an increase in repair and maintenance fees.
Real estate taxes and insurance. Real estate taxes and insurance costs were $216.0 thousand for the nine months ended September 30, 2025, compared to $211.3 thousand for the nine months ended September 30, 2024, which was an increase of approximately $5.0 thousand or 2.4%. The majority of the increase between the nine months ended September 30, 2025 and the nine months ended September 30, 2024 is related to an increase in the property tax budget.
Property management fees. Property management fees were $65.0 thousand for the nine months ended September 30, 2025, compared to $57.8 thousand for the nine months ended September 30, 2024, which was an increase of approximately $7.0 thousand, or 12.1%. The increase between the nine months ended September 30, 2025 and the nine months ended September 30, 2024 is related to an increase in rental revenue, which the management fee is calculated off of.
Property general and administrative expenses. Property general and administrative expenses were $19.0 thousand for the nine months ended September 30, 2025, compared to $55.0 thousand for the nine months ended September 30, 2024, which was a decrease of approximately $36.0 thousand, which was not a material change. The majority of the decrease between the nine months ended September 30, 2025 and the nine months ended September 30, 2024 is related to a decrease in professional fees.
Consolidated FFO and AFFO
We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.
Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. We compute FFO attributable to common shareholders as net income (loss), excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization, plus impairment losses and realized gains (losses). Our calculation of FFO differs slightly from NAREIT's definition of FFO because we exclude realized gains (losses). We believe the exclusion of realized gains (losses) is appropriate because these realized gains (losses) are not related to our real estate properties. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to redeemable non-controlling interests in NHT and redeemable non-controlling interests in the OP and we show the combined amounts attributable to such non-controlling interests as an adjustment to arrive at FFO attributable to common shareholders.
AFFO makes certain adjustments to FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts FFO to remove items such as equity based compensation expense and the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, non-controlling interests (as described above) related to these items, change in unrealized gains (losses) and a one-time termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory Agreement following the NHT Merger. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.
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
The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

		For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30	For the Nine Months Ended September 30
		2025	2024	2025	2024	% Change (1)
Net income (loss)		$(12,317)	$(15,420)	$(91,511)	$(47,490)	N/M
Depreciation and amortization		3,858	4,510	11,795	11,408	3.4%
Realized (gains) losses		(6)	1	(4,987)	21,876	N/M
Gain on sales of real estate		—	—	(37)	—	—%
Impairment loss		—	6,134	1,752	6,134	N/M
Adjustment for noncontrolling interests		—	3,065	615	4,331	N/M
Adjustment for redeemable noncontrolling interests in the OP		5	—	25	—	—%
FFO		(8,460)	(1,710)	(82,348)	(3,741)	N/M
Distributions to Series A preferred shareholders		(1,155)	(1,155)	(3,465)	(3,465)	—%
Distributions to Series B preferred shareholders		(220)	—	(250)	—	—%
FFO attributable to common shareholders		(9,835)	(2,865)	(86,063)	(7,206)	N/M

FFO per share - basic		$(0.21)	$(0.07)	$(1.90)	$(0.18)	N/M
FFO per share - diluted		$(0.21)	$(0.07)	$(1.90)	$(0.18)	N/M

Equity-based compensation expense		1,138	414	3,605	2,193	N/M
Amortization of deferred financing costs - long term debt		575	(133)	914	(580)	N/M
Change in unrealized (gains) losses		2,505	885	77,464	(2,251)	N/M
Termination fee expense	(2)	—	—	3,539	—	—%
AFFO attributable to common shareholders		(5,617)	(1,699)	(541)	(7,844)	N/M

AFFO per share - basic		$(0.12)	$(0.04)	$(0.01)	$(0.20)	N/M
AFFO per share - diluted		$(0.11)	$(0.04)	$(0.01)	$(0.19)	N/M

Weighted average common shares outstanding - basic		47,436	40,786	45,324	39,662	14.3%
Weighted average common shares outstanding - diluted	(3)	48,916	42,221	45,479	40,872	11.3%

Distributions declared per common share		$0.15	$0.15	$0.45	$0.45	—%
Net income (loss) coverage	(4)	-1.73x	-2.52x	-4.49x	-2.66x	N/M
FFO Coverage - diluted	(4)	-1.4x	-0.44x	-4.22x	-0.40x	N/M
AFFO Coverage - diluted	(4)	-0.77x	-0.27x	-0.02x	-0.43x	N/M

(1)Represents the percentage change for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
(2)Represents one-time termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory Agreement following the NHT Merger. Management considers this not indicative of ongoing operating performance.
(3)The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(4)Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over distributions declared per common share during the period.
The three months ended September 30, 2025 as compared to the three months ended September 30, 2024
FFO was $(8.5) million for the three months ended September 30, 2025, compared to $(1.7) million for the three months ended September 30, 2024, which was a decrease of approximately $6.7 million. The change in our FFO between the three months ended September 30, 2025 and the three months ended September 30, 2024 primarily relates to an increase in unrealized losses, primarily attributed to decreases in mark-to-market values of our investments at fair value.
AFFO was $(5.6) million for the three months ended September 30, 2025, compared to $(1.7) million for the three months ended September 30, 2024, which was a decrease of approximately $3.9 million. The change in our AFFO between the three months ended September 30, 2025 and the three months ended September 30, 2024 primarily relates to a decrease in expenses.
The nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024
FFO was $(82.3) million for the nine months ended September 30, 2025, compared to $(3.7) million for the nine months ended September 30, 2024, which was a decrease of approximately $78.6 million. The change in our FFO between the nine months ended September 30, 2025 and the nine months ended September 30, 2024 primarily relates to an increase in unrealized losses, primarily attributed to decreases in mark-to-market values of our investments at fair value.
AFFO was $(0.5) million for the nine months ended September 30, 2025, compared to $(7.8) million for the nine months ended September 30, 2024, which was an increase of approximately $7.3 million. The change in our AFFO between the nine months ended September 30, 2025 and the nine months ended September 30, 2024 primarily relates to an increase in total revenues, primarily attributed to an increase in rooms revenue.

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
The presentation of NAV and NAV per common share below is intended to be the Applicable NAV (as defined in the statement of preferences of the Series B Preferred Shares) for purposes of the offering of the Series B Preferred Shares. The below table presents the NAV calculation (in thousands, except per common share amounts):

As Of	Total Assets	Total Liabilities	Series A Preferred Shares (1)	Series B Preferred Shares (2)	NCI	NAV	Diluted Common Shares Outstanding	NAV Per Common Share
September 30, 2025	1,106,669	(356,542)	(83,252)	(10,834)	(328)	655,713	53,863	$12.17
(1)Represents the liquidation preference, net of approximately $0.7 million issuance costs, from the issuance of the Company’s Series A Preferred Shares.
(2)Represents the liquidation preference, net of approximately $1.1 million issuance costs, from the issuance of the Company’s Series B Preferred Shares.

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
•general and administrative expenses;
•reimbursements to our Adviser; and
•property management fees.
We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance, the Series B Preferred Offering and, if necessary, future debt or equity issuances. As of September 30, 2025, we had $5.3 million of cash available to meet our short-term liquidity requirements. As of September 30, 2025, we also had $32.5 million of restricted cash held in reserve by the lender on the Cityplace Tower debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of September 30, 2025, we also had $0.6 million of restricted cash held in reserve by the lender on the NexBank Revolver. These reserves are to be used for future interest payments on the debt facility. As of September 30, 2025, we also had $11.8 million of restricted cash reserves associated with the Hospitality segment for brand-mandated performance improvement plans and furniture, fixtures and equipment upgrades arising from the execution of the Company’s franchise agreement and future insurance and property tax expenses.
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
NXDT is focused on reallocating its asset allocation across sectors in which our Sponsor has extensive experience and expertise. This re-focusing will involve selling legacy assets that do not fall within our core investment strategy or recycling assets at attractive prices. A more favorable capital market environment, with lower interest rates and increased liquidity, is expected to facilitate this process. The Company’s objective is to opportunistically sell $100 million to $150 million in assets to free up capital for reinvestment (through debt or equity) in target asset classes such as residential, hospitality, self-storage, and life sciences, or to repurchase NXDT’s common stock. As part of this process, NXDT remains in contact with entities in which it is invested and has received information about ongoing discussions that could result in the monetization, in either or both of the first and second quarters of 2026, of one or more of NXDT’s investments.
We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and distribution requirements for the twelve-month period following September 30, 2025. See “—Debt” for additional details regarding our indebtedness and related liquidity requirements.
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
Series B Preferred Shares Offering
On January 30, 2025, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of up to $400.0 million. The Series B Preferred Shares are convertible at the option of the holder thereof into our common shares beginning on the first day of the month following the third anniversary of the date of original issuance of the shares to be converted if the 5-day volume weighted average price of our common shares on the NYSE ending on the trading day immediately preceding the date the holder delivers a duly completed conversion notice to the Company (such 5-day VWAP, the “Market Price”) represents a 15.0% premium to the estimated fair market NAV of the Company per common share as most recently published by the Company at the time of issuance of the applicable Series B Preferred Share (the “Minimum Market Price Trigger”). If the Minimum Market Price Trigger is satisfied, the Series B Preferred Shares will be convertible at a 6%, 10% or 12% discount to the Market Price beginning on the first day of the month following the third, fourth and fifth anniversary of the date of original issuance of the shares to be converted, respectively. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Shares are redeemable at the option of the holder at a redemption price per share equal to the stated value of $25.00 per share, plus all accrued but unpaid cash distributions and less certain redemption fees. After the first day of the first quarter following the second anniversary of the date of original issuance, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company’s agreement and declaration of trust and the statement of preferences setting forth the terms of the Series B Preferred Shares, at a redemption price per share equal to the stated value of $25.00 per share, plus any accrued but unpaid cash distributions. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of the Company’s common shares for so long as the common shares are listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of September 30, 2025, the Company has sold 485,608 shares of the Series B Preferred Shares for total gross proceeds of $12.1 million.
Cash Flows
The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended September 30
	2025	2024
Net cash provided by (used in) operating activities	$7,986	$(7,550)
Net cash provided by investing activities	34,617	18,460
Net cash used in financing activities	(41,344)	(10,839)
Net decrease in cash, cash equivalents and restricted cash	1,259	71
Cash, cash equivalents and restricted cash, beginning of period	48,901	53,169
Cash, cash equivalents and restricted cash, end of period	$50,160	$53,240
Cash flows from operating activities. During the nine months ended September 30, 2025, net cash provided by (used in) operating activities was $8.0 million, compared to net cash provided by (used in) operating activities of $(7.6) million for the nine months ended September 30, 2024. The change in cash flows from operating activities was mainly due to an increase in dividend income from equity securities and rooms revenue.
Cash flows from investing activities. During the nine months ended September 30, 2025, net cash provided by investing activities was $34.6 million, compared to net cash provided by investing activities of $18.5 million for the nine months ended September 30, 2024. The change in cash flows from investing activities was attributed to proceeds of properties sold of $8.3 million and a return of capital from the Marriott Uptown equity method investment of $15.1 million.
Cash flows from financing activities. During the nine months ended September 30, 2025, net cash used in financing activities was $41.3 million, compared to net cash used in financing activities of $10.8 million for the nine months ended September 30, 2024. The change in cash flows from financing activities was due to paydowns on the mortgage debt with proceeds from the properties sold.
Debt
Mortgage Debt
As of September 30, 2025, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $218.3 million at a weighted average interest rate of 7.90%. See Note 6 to our consolidated financial statements for additional information.
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
Credit Facility
On January 8, 2021, the Company entered into a $30.0 million credit facility ("Credit Facility") with Raymond James Bank, N.A. and drew the full balance. Prior to October 20, 2023, the Company paid down the outstanding amount under the Credit Facility to $1.0 million. Amounts repaid by the Company under the Credit Facility could not be reborrowed. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Credit Facility, which, among other things, extended the maturity date to October 6, 2025 and increased the credit limit to $20 million. On October 23, 2023, the Company drew $6.0 million of the available balance. On November 20, 2023, the Company drew the remaining $13.0 million of the available balance. As of September 30, 2025, the Credit Facility bore interest at the one-month SOFR plus 4.25%. During the nine months ended September 30, 2025, the Company paid down $9.8 million on the Credit Facility. As of September 30, 2025, the Credit Facility had an outstanding balance of $1.3 million. For additional information regarding our Credit Facility, see Note 6 to our consolidated financial statements.
The Credit Facility was paid off on October 6, 2025.
Revolving Credit Facility
On May 22, 2023, the Company entered into a revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million, and with the option to extend the maturity two times by six months. The NexBank Revolver bears interest at one-month SOFR plus 3.50% and had an initial maturity date of May 21, 2024. On May 21, 2024, the Company elected to use one of the two extension options to extend the maturity by six months to November 21, 2024. On October 22, 2024, the Company amended the NexBank Revolver agreement to allow for the Lubbock property to be used as collateral for the debt. On November 21, 2024, the Company elected to use the second extension option to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. As of September 30, 2025, the NexBank Revolver had an outstanding balance of $13.5 million. As of September 30, 2025, the Company held $0.6 million in restricted cash in the interest reserve account.
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
Mortgages Payable, Hospitality
On February 28, 2019, NHT entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and matures on November 8, 2025. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and matures on November 8, 2025. On September 8, 2025, the lender agreed to defer the maturity date to October 8, 2025. On October 8, 2025, the lender agreed to defer the maturity date to November 8, 2025. As of September 30, 2025, the Note A Loan and Note B Loan had an outstanding balance of $28.1 million and $13.5 million and effective interest rates of 6.32% and 10.79%, respectively.

Subsequent to September 30, 2025, on November 7, 2025, the Company executed a loan modification agreement related to the Note A Loan and Note B Loan extending the maturity date of each to February 8, 2026.
On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT entered into the PC & B Loan with an original maturity date of February 5, 2025. See Note 14 for a discussion of the extension of the maturity date of the PC & B Loan. The outstanding balance on the PC & B Loan at September 30, 2025 was $38.6 million, with $0.7 million available to draw on for renovation purposes as of September 30, 2025.
The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants.
Convertible Notes, NHT
A subsidiary of the Company also entered into several convertible notes with affiliates of the NHT Adviser prior to the closing of the NHT Merger since January 8, 2019. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance. As of September 30, 2025, the net carrying amount of the convertible notes due to affiliates of the former NHT Adviser was $51.5 million.
Promissory Notes Due to Affiliates
In connection with the NHT Merger, on April 17, 2025, several promissory notes with affiliates of the Company were issued due to a limitation on common shares issued to affiliates of the issuer by the New York Stock Exchange. The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 15, 2027, with two one-year extension options. As of September 30, 2025, the carrying amount of the promissory notes due to affiliates was $0.8 million.

Obligations, Commitments and Investment Opportunities
The following table summarizes our contractual obligations and commitments as of September 30, 2025 for the next five calendar years subsequent to September 30, 2025.

	Payments Due by Period (in thousands)
	Total		2025	2026	2027	2028	2029	Thereafter
Property Level Debt
Principal payments	$241,579		$41,583	$189,996	$—	$—	$10,000	$—
Interest expense	10,661		4,230	3,842	1,000	1,000	589	—
Total	$252,240		$45,813	$193,838	$1,000	$1,000	$10,589	$—

Prime Brokerage Borrowing
Principal payments	$5,952		$—	$—	$—	$—	$—	$5,952	(1)
Interest expense	1,161		68	273	273	273	273	—	(1)
Total	$7,113		$68	$273	$273	$273	$273	$5,952

Series A Preferred Shares
Distribution payments	N/A	(2)	$1,155	$4,620	$4,620	$4,620	$4,620	N/A	(2)

Series B Preferred Shares
Distribution payments	N/A	(2)	$273	$1,093	$1,093	$1,093	$1,093	N/A	(2)

Credit Facility
Principal payments	$73,481		$14,720	$—	$21,275	$—	$—	$37,486
Interest expense	24,856		799	2,597	1,591	1,413	1,413	17,043
Total	$98,337		$15,519	$2,597	$22,866	$1,413	$1,413	$54,529

Total contractual obligations and commitments	$381,970		$62,828	$202,421	$29,852	$8,399	$17,988	$60,481
(1)Assumes no additional borrowings or repayments. The Prime Brokerage (as defined below) balance has no stated maturity date.
(2)The Series A & B Preferred Shares are perpetual.
NXDT Advisory Agreement
As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser the Fees, which includes the Advisory Fee equal to 1.00% of Managed Assets and the Administrative Fee equal to 0.20% of the Company’s Managed Assets. The Advisory Agreement provides that, for the Fees that accrued prior to September 19, 2025, the Administrative Fees shall be paid in cash and the monthly installment of the Advisory Fees shall be paid one-half in cash and one-half in common shares of the Company, subject to certain restrictions, and that for the Fees accruing after September 19, 2025, the Fees shall be paid entirely in cash unless the Adviser elects, in its sole discretion, to receive a portion of the Fees in common shares of the Company, subject to certain restrictions. For additional information, see Note 13 to our consolidated financial statements.

We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company’s behalf. Once waived, those expenses are considered permanently waived and became non-recoupable.
For the three and nine months ended September 30, 2025, the Company expensed $3.2 million and $10.0 million, respectively, related to the Fees. Of this $3.2 million for the three months ended September 30, 2025, $1.4 million is related to shares that were issued in lieu of cash. Of the $10.0 million for the nine months ended September 30, 2025, $4.3 million is related to shares that were issued in lieu of cash.
NHT Advisory Agreement
Prior to the closing of the NHT Merger on April 17, 2025, as consideration for the NHT Adviser’s services under the NHT Advisory Agreement, we paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value. Pursuant to the terms of the NHT Advisory Agreement, NHT reimbursed the NHT Adviser for all documented Operating Expenses and offering expenses it incurred on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof). The NHT Expense Cap did not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From April 19, 2024 to September 30, 2025, NHT incurred expenses subject to the NHT Expense Cap of $4.1 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining expense reimbursement obligations under the NHT Advisory Agreement.
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
As of September 30, 2025, the OP has not funded any amounts.
Income Taxes
I.U.S REIT Status
We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $0.6 million associated with the TRSs for the nine months ended September 30, 2025, which is largely driven by income from the Company’s preferred stock investments and investments in debt instruments not secured by mortgages on real property. The tax expense is increased by income tax expense of $1.1 million, offset by a return-to-provision adjustment of $0.5 million for a net expense of $0.6 million for the nine months ended September 30, 2025, that is recorded on the Consolidated Statements of Operations and Comprehensive Income (Loss).
If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of September 30, 2025, we believe we are in compliance with all applicable REIT requirements.
We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of September 30, 2025 and to our knowledge, we have no examinations in progress and none are expected at this time.
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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2025. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
We will make distribution payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our distributions and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a distribution on our common shares of $0.15 per share which was paid on September 30, 2025 to shareholders of record on August 14, 2025. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Our Board declared a distribution on our Series A Preferred Shares of $0.34375 per share which was paid on September 30, 2025, to shareholders of record on September 23, 2025. Our Board declared three distributions on our Series B Preferred Shares of $0.1875 per share, one of which was paid to holders of Series B Preferred Shares on July 7, 2025 to holders of record on June 25, 2025 and two of which will be paid to holders of Series B Preferred Shares on October 6, 2025 and September 5, 2025 to holders of record on September 25, 2025 and August 25, 2025, respectively. We expect that distributions on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments
The Company is a guarantor on dividend payments with respect to Series D Preferred Stock of NSP, an affiliate of the Adviser. As of September 30, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $14.1 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount. See Note 13 to our consolidated financial statements for additional information.
The Company is a guarantor on one of NSP’s loans, with an aggregate principal amount of $750.0 million outstanding as of September 30, 2025. The obligations consist of liability for losses suffered by the lender arising out of certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the related loan agreement. See Note 13 to our consolidated financial statements for additional information.
The Company is a limited guarantor and an indemnitor on one of our subsidiary's loans with an aggregate principal amount of $41.6 million as of September 30, 2025. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company is current on all debt payments and in compliance with all debt compliance provisions.
The Company is a guarantor and an indemnitor on one of Cityplace Tower’s loans with an aggregate principal amount of $138.2 million as of September 30, 2025. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of September 30, 2025, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace Tower is current on all debt payments and in compliance with all debt compliance provisions.
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
Valuation of Level 3 Fair Valued Investments
As of September 30, 2025, approximately 43.3% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 9 to our consolidated financial statements, “Fair Value Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the nine months ended September 30, 2025, the unrealized gains (loss) related to the change in fair value of level 3 investments is $(62.4) million. See Note 9 to our consolidated financial statements for additional disclosures regarding the valuation of level 3 fair valued investments.

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
Impairment
Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. The Company did not record any impairment charges for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recorded approximately $1.0 million of impairment charges on real estate assets held and used, which are included in Impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Held for Sale
The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its Consolidated Balance Sheets, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of September 30, 2025 and December 31, 2024, there were zero and one properties classified as held for sale, respectively. In addition to the net real estate assets, the Consolidated Balance Sheets also includes approximately $0.0 million and $0.1 million of accounts receivable and prepaid and other assets, and approximately $0.0 million and $0.8 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2025 the Company recorded approximately $0.0 million and $1.8 million of losses on real estate held for sale, respectively, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss). For the three and nine months ended September 30, 2024, the Company recorded approximately $5.1 million of losses on real estate held for sale, which are included in Impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of Shares
On October 28, 2024, the Board authorized a share repurchase program (the “Share Repurchase Program”) through which the Company may repurchase an indeterminate number of common shares and Series A Preferred Shares, at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 28, 2026. We may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time. During the nine months ended September 30, 2025, the company repurchased 185,477 of its common shares, par value of $0.01 per share, at a total cost of approximately $0.8 million. Since the inception of the Share Repurchase Program through September 30, 2025, the Company had repurchased 185,477 of its common shares, par value $0.01 per share, at a total cost of approximately $0.8 million, or $4.28 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	—	$—	—	$20.0
July 1 – July 31	72,988	4.68	72,988	19.7
August 1 – August 31	112,489	4.03	112,489	19.2
September 1 – September 30	—	—	—	19.2
Total as of September 30, 2025	185,477	$4.28	185,477	$19.2
On September 2, 2025, the Company issued a total of 380,590.54 common shares of the Company to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement. These shares were issued in a private placement and the proceeds were used to support the ongoing operations of the Company. The Company issued the common shares to the Adviser in reliance upon Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not required for smaller reporting companies.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description

10.1
Fourth Amendment to Advisory Agreement of NexPoint Diversified Real Estate Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2025).

10.2*
Fifth Amendment to Loan Agreement, executed on November 7, 2025, but dated and effective as of September 8, 2025, by and among NHT SP TRS, LLC, NHT SP, LLC, 2325 Stemmons TRS, Inc., 2325 Stemmons Hotel Partners, LLC, NexPoint Real Estate Advisors, L.P., the Company, NexPoint Real Estate Advisors X, L.P., Delphi CRE Funding LLC, and ACORE Capital Mortgage, LP.

10.3*
Letter Agreement, dated October 8, 2025, by and among Delphi CRE Funding LLC, 2325 Stemmons TRS, Inc., 2325 Stemmons Hotel Partners, LLC, ACORE Capital Mortgage, LP, NHT SP, LLC, NHT SP TRS, LLC, the Company, NexPoint Real Estate Advisors, L.P. and NexPoint Real Estate Advisors X, L.P.

10.4*
Letter Agreement, dated September 30, 2025, by and among Delphi CRE Funding LLC, 2325 Stemmons TRS, Inc., 2325 Stemmons Hotel Partners, LLC, ACORE Capital Mortgage, LP, NHT SP, LLC, NHT SP TRS, LLC, HCRE Addison, LLC, HCRE Addison TRS, LLC, the Company, NexPoint Real Estate Advisors, L.P. and NexPoint Real Estate Advisors X, L.P.

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

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President	November 13, 2025
Jim Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Treasurer, and Assistant Secretary	November 13, 2025
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)