Form 10-K
period 2025-12-31
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2026-03-31
CIK 1356115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $153,295,464.

As of March 31, 2026, the registrant had 50,219,590 common shares, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Auditor Firm Id:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Dallas, Texas, United States

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Form 10-K

Year Ended December 31, 2025

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

Some of the risks and uncertainties that may cause our actual results, performance, liquidity or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
Unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including inflation, rising or high interest rates, new or increased tariffs, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for shareholders;
•
Our loans and investments expose us to risks similar to and associated with real estate investments generally;
•
Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us;
•
Risks associated with the ownership of real estate, including dependence on tenants and compliance with laws and regulations related to ownership of real property;
•
Risks associated with our investment in diverse issuers, industries and investment forms and classes, both in real estate and in non-real estate sectors, including common equity, preferred equity, options or other derivatives, short sale contracts, secured loans of securities, reverse repurchase agreements, structured finance securities, below investment grade senior loans, bonds, convertible instruments, joint ventures, and emerging markets;
•
Fluctuations in interest rate and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments;
•
The use of leverage to finance our investments;
•
Risks associated with our loans and investments in debt instruments;
•
Our loans and investments are concentrated in terms of type of interest, geography, asset types, industry and sponsors and may continue to be so in the future;
•
We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs;

ii

•
We have limited operating history as a standalone company and may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to our shareholders;
•
We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Advisors, L.P. (“NexPoint” or our “Sponsor”), members of the NexPoint Real Estate Advisors X, L.P. (our “Adviser”) management team or their affiliates.
•
We are dependent upon our Adviser and its affiliates to conduct our day-to-day operations; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer;
•
Our Adviser and its affiliates face conflicts of interest, including significant conflicts created by our Adviser’s compensation arrangements with us, including compensation which may be required to be paid to our Adviser if our advisory agreement is terminated, which could result in decisions that are not in the best interests of our shareholders;
•
We pay substantial fees and expenses to our Adviser and its affiliates, which payments increase the risk that shareholders will not earn a profit on their investment;
•
If we fail to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes, cash available for distributions to be paid to our shareholders could decrease materially, which would limit our ability to make distributions to our shareholders; and
•
Any other risks included under the heading “Risk Factors” in this Annual Report.

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

iii

Item 1. Business

General

NexPoint Diversified Real Estate Trust (the “Company”, “we”, “us” or “our”) is an externally advised, publicly traded REIT focused on the acquisition, asset management, development, and disposition of opportunistic, value-add investments in real estate properties throughout the United States. The Company focuses primarily on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The Company is advised by the Adviser. The Company was formed as a Delaware statutory trust on March 10, 2006 under the name “Highland Credit Strategies Fund” and changed its name to “NexPoint Diversified Real Estate Trust” in 2021, and the Company has elected to be taxed as a REIT. Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the “OP”), the Company’s operating partnership. As of December 31, 2025, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company. The Company conducts its business (the “Portfolio”) through the OP and its wholly owned taxable REIT subsidiaries (“TRSs”). The Company’s wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP.

2025 Highlights

Key highlights and transactions completed in 2025 include the following:

Investments in AMS C-Store JV, LLC

During 2025, the Company, through a subsidiary, invested an aggregate $16.3 million in AMS C‑Store JV, LLC (“AMS”) in exchange for preferred equity interests. The AMS preferred equity provides the Company with an 18% cumulative, compounding preferred return, along with a full return of invested capital before any participation by the common members. AMS serves as a real estate development platform focused on acquiring, developing, and operating newly constructed 7‑Eleven convenience store projects across high‑growth Texas markets. As of year‑end 2025, AMS has begun development of multiple sites, with certain locations already under construction or operating.

NHT Merger

On April 17, 2025, the Company took NexPoint Hospitality Trust (“NHT”) private in a merger transaction (the “NHT Merger”), acquiring all remaining units of NHT (“NHT Units”) which were not previously owned by the Company and fully consolidating the hospitality portfolio under the Company’s sole ownership. For further information regarding this transaction, see Note 2 to our consolidated financial statements.

Marriott Uptown Refinance

On January 21, 2025, Marriott Uptown completed a $95 million refinancing of a loan held by the special purpose entity that owns Marriott Uptown, generating approximately $15 million of cash distributions to the Company. On October 20, 2025, the Company received an additional $3.2 million in cash distributions upon the hotel achieving certain performance thresholds under the refinancing.

Series B Preferred Offering

On January 30, 2025, the Company launched its continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its newly designated 9.00% Series B Cumulative Redeemable Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share (“Series B Preferred Shares”) at a price to the public of $25.00 per share. During the year ended December 31, 2025, the Company issued Series B Preferred Shares for gross proceeds of approximately $22.4 million before deducting selling commissions, dealer manager fees, and offering costs. The Series B

Preferred Offering provides the Company with access to up to $400 million of gross preferred equity capital. See Note 11 to our consolidated financial statements for additional details.

Share Repurchase Program

On October 28, 2024, the Company's board of trustees (the "Board") authorized a two‑year share repurchase program permitting the Company to repurchase up to $20.0 million of its common shares and its 5.50% Series A Cumulative Preferred Shares, par value $0.001 per share (the "Series A Preferred Shares"). During 2025, the Company commenced repurchases under the program and repurchased approximately $1.9 million of its common shares. We may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to net asset value ("NAV") per share. Repurchases under the program may be discontinued at any time. See Note 11 for additional details.

Reportable Segments

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

Our Portfolio

As of December 31, 2025, the Company’s Diversified segment includes real estate investments comprised of four operating properties, three of which are rented from the Company for retail, hospitality or office use and one of which is undeveloped, one convertible note investment in a business focused on single-family rental (“SFR”) and one promissory note investment in a business focused on self-storage, and 13 equity investments in businesses primarily focused on investing in SFR, self-storage, hospitality, life science or undeveloped real estate, as well as investing in commercial mortgage loans or other structured investments with underlying property types including single-family, multifamily, life science and self-storage. As of December 31, 2025, the Company’s Portfolio also includes other investments comprised of its ownership of common and preferred equity, loans, rights and warrants, convertible notes and bonds from a number of diverse issuers and investment vehicles, including litigation claims and midband spectrum frequency licenses. As of December 31, 2025, the Company’s Hospitality segment includes real estate investments comprised of four operating properties, which are rented from the Company for hospitality use.

The Company’s Portfolio, based on net equity, is comprised of 77.6% real estate investments and 22.4% other investments. See below for a table of our investments as of December 31, 2025 (dollars and shares/units in thousands).

Investment	Investment Date	Real Estate Value		Debt	Net Equity (1)	Location		Property Type
Operating Properties
Cityplace	8/15/2018	$236,235		$137,577	$96,325	Dallas, Texas	(3)	Office, Multifamily & Hospitality
NexPoint Dominion Land, LLC	8/9/2022	26,500		13,208	13,311	Plano, Texas		Land
5916 W Loop 289	7/23/2013	3,445	(2)	—	2,974	Lubbock, Texas		Real Estate Other
White Rock Center	6/13/2013	13,820	(2)	10,000	1,626	Dallas, Texas		Real Estate Other
Dallas Hilton Garden Inn	12/31/2014	30,615	(2)	—	30,615	Dallas, Texas		Hospitality
St. Petersburg Marriott	9/25/2018	46,746	(2)	—	46,746	St. Petersburg, Florida		Hospitality
Hyatt Place Park City	2/15/2022	28,106	(2)	—	28,106	Park City, Utah		Hospitality
Bradenton Hampton Inn & Suites	2/22/2022	31,191	(2)	—	31,191	Bradenton, Florida		Hospitality
Total		416,658		160,785	250,894

Real Estate Equity Method Investments	Ownership Percentage		Investment Type		Net Equity (1)	Location
VineBrook Homes Operating Partnership, L.P.	12.3%		Single-Family Rental		$118,599	Various
NexPoint Real Estate Finance Operating Partnership, L.P.	12.9%	(2)	Mortgage		56,557	Various
NexPoint Storage Partners, Inc.	53.0%		Self-Storage		51,673	Various
NexPoint Real Estate Finance, Inc.	15.9%		Mortgage		41,568	Various
NexPoint Storage Partners Operating Company, LLC	33.8%		Self-Storage		34,470	Various
NexPoint SFR Operating Partnership, L.P.	28.0%	(2)	Single-Family Rental		28,573	Various
Las Vegas Land Owner, LLC	77.0%	(4)	Multifamily		12,324	Las Vegas, Nevada
Sandstone Pasadena Apartments, LLC	50.0%		Multifamily		8,114	Pasadena, Texas
LLV Holdco, LLC	26.8%		Land		1,598	Henderson, Nevada
Capital Acquisitions Partners, LLC	20.9%		Multifamily		700	Various
Total					354,176

Other Real Estate Common Equity	Shares/Units		Investment Type		Net Equity (1)
IQHQ Holdings Class A-1	1,939	(2)	Life Science		$8,104
NexPoint Residential Trust, Inc.	102	(2)	Multifamily		3,062
IQHQ Holdings Class A-2	250	(2)	Life Science		1,045
Total					12,211

DSTs	Shares/Units		Investment Type		Net Equity (1)
NexPoint Semiconductor Manufacturing DST	2,626	(2)	Real Estate Other		$23,959
NexPoint Life Sciences II DST	1,044	(2)	Life Science		9,600
Total					33,559

Real Estate Convertible Notes	Principal Amount		Investment Type		Net Equity (1)
SFR OP Convertible Notes	12,264		Single-Family Rental		$11,994

Real Estate Senior Loans	Principal Amount		Investment Type		Net Equity (1)
LLV Holdco, LLC Revolver	5,200		Land		$4,795

Real Estate Preferred Equity	Principal Amount		Investment Type		Net Equity (1)
AMS C-Store, LLC	18,420		Real Estate Other		$18,420

Real Estate Promissory Notes	Principal Amount		Investment Type		Net Equity (1)
NSP OC Promissory Note	1,876		Self-Storage		$1,862

Other Equity Method Investments	Shares/Units		Investment Type		Net Equity (1)
Perilune Aero Equity Holdings One, LLC	10,310		Aircraft		$12,650
Claymore Holdings, LLC	5,054		Litigation Claims	(5)	—
Total					12,650

Other Assets	Net Equity (1)
Preferred Shares	$73,388
Common Equity	72,517	(2)
Senior Loans	40,270
Rights and Warrants	4
Bonds	112
Total	186,291

(1)
Net equity represents the carrying value of the investment. For investments in operating properties, any debt secured by the underlying real property is subtracted from the carrying value of the investment.
(2)
All or part of this investment is pledged as collateral for short sales, margin borrowing or credit facilities.
(3)
Cityplace Tower (“Cityplace”) is currently under development, and the Company is converting part of the property into a hotel with multifamily residential floors, which was still under construction as of December 31, 2025.
(4)
The Company owns 100% of Las Vegas Land Owner, LLC ("Tivoli"), a tenants-in-common arrangement (the "TIC") that owns 77% of an 8.5 acre tract of land upon which Tivoli plans to develop a 300 unit multifamily apartment community in Las Vegas, Clark County, Nevada. Through the TIC, the Company shares control and as such accounts for this investment using the equity method.

(5)
The Company owns noncontrolling interests in one limited liability company, Claymore Holdings, LLC, created to hold litigation claims. The probability, timing, and potential amount of recovery, if any, are unknown as of December 31, 2025.

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

In addition to investments in real estate, the Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. The Company’s non-real estate investments include its ownership of common equity, preferred equity, loans, collateralized loan obligations ("CLOs"), rights and warrants, convertible notes and bonds from a number of diverse issuers and investment vehicles, including litigation claims and midband spectrum frequency licenses.

Strategic Reallocation of the Portfolio

In the coming year, the Company plans to re-focus its asset allocation across sectors in which our Sponsor has extensive experience and expertise. This re-focusing will involve selling legacy assets that do not fall within our core investment strategy. A more favorable capital market environment, with lower interest rates and increased liquidity, is expected to facilitate this process. The Company’s objective is to opportunistically sell $100 million to $150 million in assets to free up capital for reinvestment in target asset classes such as residential, self-storage, and life sciences.

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

Our Adviser

The Company is externally managed by the Adviser, through an agreement dated July 1, 2022, as amended on October 25, 2022, April 11, 2023, July 22, 2024 and September 19, 2025, (the “Advisory Agreement”), by and among the Company and the Adviser for a term that will expire on July 1, 2026 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and the Company’s Board. The Adviser is wholly owned by our Sponsor. The members of our Adviser’s investment committee are James Dondero, Matt McGraner and Paul Richards.

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

Under the terms of the Advisory Agreement, our Adviser will, among other things:

•
identify, evaluate and negotiate the structure of our investments (including performing due diligence);
•
find, present and recommend investment opportunities consistent with our investment policies and objectives;
•
structure the terms and conditions of our investments;
•
review and analyze financial information for each investment in our overall Portfolio;
•
close, monitor and administer our investments; and
•
identify debt and equity capital needs and procure the necessary capital.

As consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the “Advisory Fee”) of 1.00% of Managed Assets (as defined below) and an annual fee (the “Administrative Fee” and, together with the Advisory Fee, the “Fees”) of 0.20% of the Company’s Managed Assets. On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid one-half in cash and one-half in common shares, subject to certain restrictions. On September 19, 2025, we entered into a further amendment to the Advisory Agreement whereby the monthly installments of the Fees accruing after September 19, 2025 will be paid entirely in cash unless the Adviser elects, in its sole discretion, to receive all or a portion of the monthly installment of the Fees in common shares of the Company, subject to certain restrictions, including that in no event shall the number of common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares.

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

Management of Operating Properties

The Company’s operating properties in the Diversified segment, are managed by NexVest Realty Advisors, LLC (“NexVest”), an affiliate of the Adviser. The property management agreement with NexVest for the retail property in

Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $1,200 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for the undeveloped property in Plano, Texas is dated September 1, 2024, and the management fee is calculated on 3% of gross receipts, with a minimum fee of $750 per month. The property management agreement with NexVest for Cityplace is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for Cityplace also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner.

The Company’s operating properties in the Hospitality segment are managed by affiliates of TPG Hotels & Resorts, Inc., Avion Hospitality, LLC, and Dreamscape Hospitality Management, LLC. The hotel management agreements generally require the Company to pay a base fee to the hotel manager calculated as 2.50% to 2.75% of hotel revenues, plus monthly fees ranging from $4,500 to $5,750 for various services such as accounting, revenue management, and E-commerce. The term of the hotel management agreements range from 3 to 5 years and generally automatically renew for successive one-year terms thereafter unless either party provides written notice of intent to terminate 60 to 90 days prior to the expiration of the then-current term. The agreements are terminable by the Company for convenience without penalty upon 30 to 90 days’ prior written notice. In addition, the Hospitality segment’s hotel agreements generally provide that the hotel manager can earn an incentive fee for revenue or EBITDA over certain thresholds or based on a return over the required preferred return. The Company may employ other hotel managers in the future. The Company does not have any ownership or economic interest in the hotel manager or in any of the hotel management entities.

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

In addition, with respect to the Diversified segment’s operating properties, we compete for tenants based on a number of factors, including location, rental rates, security, flexibility, and expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained, and marketed. As leases at our properties expire, we may encounter significant competition to renew or re-lease space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space.

With respect to the Hospitality segment’s operating properties, we face competition on the basis of location, room rates, quality, service levels, reputation and reservations systems, among many factors. The Hospitality segment also faces competition from alternative lodging options such as Airbnb that have and may continue to add guest accommodations that compete with hotel inventory. Such competition may reduce occupancy rates and revenues of the Hospitality segment.

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

Environmental Matters

Under various federal, state and local environmental laws and health and safety requirements, we may be liable, without regard to fault and on a joint and several basis, for costs and damages, including fines and penalties, resulting from toxic or hazardous substances or waste or petroleum products at, on, under or migrating from our properties. Such liabilities could be substantial, exceed property value, and impair our ability to sell, lease, finance, renovate or demolish properties. Environmental regulations also may lead to governmental liens or restrict the manner in which property may be used. Independent environmental consultants have conducted Phase I environmental site assessments of all of our properties using the applicable American Society for Testing and Materials Standard E 1527. While no material issues have been identified, Phase I assessments are limited in scope and conditions may not have been identified or may arise later, and future laws could impose additional obligations. Our leases generally require tenants to comply with environmental laws and to indemnify us for losses arising from their activities, although tenant financial distress could limit recovery.

Environmental laws and health and safety requirements also govern asbestos- and lead-containing building materials and other airborne contaminants. Significant mold or other indoor air contaminants could require costly remediation, increased ventilation, or lead to third-party claims. We are not presently aware of any material adverse indoor air quality issues at our properties. Based on information currently known, we do not believe environmental, health, and safety compliance has adversely affected, or is reasonably expected to adversely affect, our business and we do not currently anticipate material capital expenditures for environmental, health, and safety compliance. See “Item 1A. Risk Factors” for additional discussion of environmental-related risks.

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

Human Capital Disclosure

We are externally managed by our Adviser pursuant to the Advisory Agreement between us and our Adviser. All of our executive officers are employees of our Adviser or its affiliates. As of December 31, 2025, we had no employees.

Corporate Information

Our and our Adviser’s offices are located at 300 Crescent Court, Suite 700, Dallas, Texas 75201. Our and our Adviser’s telephone number is (214) 276-6300. Our website is located at nxdt.nexpoint.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) available on our website as soon as reasonably practicable after we file such materials with, or furnish them to, the SEC. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Annual Report or any other report or documents we file with or furnish to the SEC. From time to time, we may use our website as a distribution channel for material company information.

Item 1A. Risk Factors

You should carefully consider the following risks and other information in this Annual Report in evaluating us and our common shares. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition or results of operations, and could, in turn, impact the trading price of our common shares. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

•
unfavorable changes in economic conditions and their effects on the real estate industry generally and our operations and financial condition, including inflation, high interest rates, tightening monetary policy or recession, which may limit our ability to access funding and generate returns for shareholders;
•
the risk we make significant changes to our strategies in a market downturn, or fail to do so;
•
risks associated with ownership of real estate, including properties in transition, subjectivity of valuation, environmental matters and lack of liquidity in certain asset classes;
•
risks associated with our investment in diverse issuers, industries and investment forms and classes, both in real estate and in non-real estate sectors, including common equity, preferred equity securities, options or other derivatives, short sale contracts, secured loans of securities, reverse repurchase agreements, structured finance securities, below investment grade senior loans, bonds, convertible instruments, joint ventures, and emerging markets;
•
risks associated with our loans and investments in debt instruments including senior loans;
•
the exposure of our loans and investments to risks similar to real estate investments generally, including the risk of delinquency, dependence on tenants, compliance with laws and regulations related to ownership of real property, and foreclosure and loss in any of our commercial real estate-related investments that are secured, directly or indirectly, by real property;
•
fluctuations in interest rates and credit spreads and our use of leverage to finance our investments could reduce our ability to generate income on our loans and investments;

•
competition for desirable loans and investments;
•
the concentration of loans and investments in terms of type of interest, geography, asset types, industry and sponsors;
•
credit downgrades or distressed situations may impair liquidity and value and subject us to bankruptcy-related risks, higher costs and delayed recoveries;
•
our dependence on information systems and risks associated with breaches of our data security;
•
costs associated with being a public company, including compliance with securities laws;
•
costs associated with being a public company, including compliance with securities laws and the risk of adverse impact to our business if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•
risks associated with pandemics, including the future outbreak of other highly infectious or contagious diseases;
•
risks associated with our substantial current indebtedness and indebtedness we may incur in the future;
•
risks associated with insurance, derivatives or hedging activity, including counterparty risk;
•
risks associated with our limited operating history as a REIT and the possibility that we may not replicate the historical results achieved by other entities managed or sponsored by affiliates of our Sponsor, members of our Adviser’s management team or their affiliates;
•
our dependence on our Adviser, its affiliates and personnel to conduct our day-to-day operations and identify and realize returns on our investments within very broad investment guidelines and without fiduciary duties to us or a requirement to seek Board approval;
•
risks associated with the Adviser’s ability to terminate the Advisory Agreement and risks associated with any potential internalization of our management functions;
•
conflicts of interest and competing demands for time faced by our Adviser, our Sponsor and their respective affiliates, officers and employees, and other significant potential conflicts of interest including in connection with (i) substantial fees and expenses we pay to our Adviser and its affiliates which may increase the risk that you will not earn a profit on your investment and (ii) competition with entities affiliated with our Adviser and our Sponsor for investments;
•
the risk of failure to maintain our status as a REIT and make required distributions to maintain such status, failure of which may materially limit our cash available for distribution to our shareholders and the risk of failure to maintain our status if values of our real estate investments rapidly change;
•
the risk of failure of our OP to be taxable as a partnership for U.S. federal income tax purposes, possibly causing us to fail to qualify for or to maintain REIT status;
•
compliance with REIT requirements, which may limit our ability to hedge our liabilities effectively and cause us to forgo otherwise attractive opportunities, liquidate certain of our investments or incur tax liabilities;
•
the risk that certain of our business activities are potentially subject to the prohibited transaction tax and that even if we qualify as a REIT we may be subject to other tax liabilities that may reduce our cash flows and distributions on our shares;
•
the ineligibility of dividends payable by REITs for the reduced tax rates available for some dividends;
•
the ability of our Board to revoke our REIT qualification without shareholder approval;

•
our ability to change our major policies, operations and targeted investments without shareholder consent and our Board’s issuance of and ability to further issue debt securities or equity securities that may adversely impact the value or priority of or have a dilutive effect on our shares or discourage a third-party acquisition;
•
risks associated with (i) provisions in our governing documents that may limit shareholders’ choice of forum for disputes with us or discourage an acquisition of our securities or a change in control, including share ownership restrictions and limits and (ii) provisions of our governing documents that may limit the ability for a third-party acquisition;
•
recent and potential legislative or regulatory changes or other actions with respect to tax, securitization, financial or other matters affecting REITs, the mortgage industry or debt-oriented real estate investments generally;
•
the general volatility of the capital and credit markets and the impact on the market for our shares;
•
the risk that we may not realize gains or income from our investments, that the repayments of our loans and investments may cause our financial performance and returns to investors to suffer or that we may experience a decline in the fair value of our assets;
•
risks associated with the Highland Bankruptcy (as defined below), including possible materially adverse consequences on our business, financial condition and results of operations;
•
risks associated with holding shares of the Series A Preferred Shares, including volatility in price and trading volume, subordination to our debt, dilution upon future issuances and lack of, or a low, rating on the Series A Preferred Shares;
•
risks associated with holding shares of the Series B Preferred Shares, including limited voting rights, subordination to our debt and dilution from future issuances;
•
risk of failure to generate sufficient cash flows to service outstanding indebtedness or pay distributions on our shares at expected levels, and the risk that we may borrow funds or use funds from other sources to pay distributions; and
•
risks associated with the concentration of our share ownership.

Risks Related to Our Business

Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of or return from an investment secured by a particular property.

Real estate investments are subject to various risks, including:

•
acts of nature, including extreme weather, earthquakes, floods and other natural disasters, which may result in uninsured losses;
•
acts of war, terrorism, social unrest or civil disturbances, including the consequences of such acts;
•
adverse changes in national and local economic and market conditions;
•
changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations and ordinances;
•
costs of remediation and liabilities associated with environmental conditions including, but not limited to, indoor mold; and
•
the potential for uninsured or under-insured property losses.

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

We cannot predict the degree to which economic conditions generally, and the conditions for loans and investments in real estate, will improve or deteriorate. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition and results from operations. In addition, changes in structures and/or market terms relating to real estate debt and preferred equity investments may make it relatively more difficult for us to monitor and evaluate our loans and investments.

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

Commercial real estate investments, including investments in debt secured by commercial property, are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with investments in or loans made on single-family residential property. Our ability to realize a return on our investments in commercial real estate typically is dependent primarily upon the successful operation of the property or properties. If the net operating income of the property is reduced, our ability to realize a return on our investment may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•
tenant mix and tenant bankruptcies;
•
success of tenant businesses;
•
property management decisions, including with respect to capital improvements, particularly in older building structures;
•
property location and condition;
•
competition from other properties offering the same or similar services;
•
changes in laws that increase operating expenses or limit rents that may be charged;

•
any need to address environmental contamination at the property;
•
changes in national, regional or local economic conditions and/or specific industry segments;
•
declines in regional or local real estate values;
•
declines in regional or local rental or occupancy rates;
•
changes in interest rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;
•
changes in real estate tax rates and other operating expenses;
•
changes in governmental rules, regulations and fiscal policies;
•
natural disasters, acts of war, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•
adverse changes in zoning laws.

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

Most of our properties in the Diversified segment are occupied by tenants. Therefore, the success of our investments in these properties is materially dependent upon the performance of our tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in some instances, may also be dependent on the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. Our Portfolio may include properties leased to tenants that operate in multiple locations, and in the future we may own multiple properties operated by the same tenant.

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

We may be required to make rent or other concessions or significant capital expenditures to improve our properties in order to retain and attract tenants, which may materially and adversely affect our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Upon expiration of our leases to our tenants, we may be required to make rent or other concessions, accommodate requests for renovations, build-to-suit remodeling, and other improvements, or provide additional services to our tenants, any of which would increase our costs. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases. If any of the foregoing were to occur, it could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

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

We are subject to certain risks associated with investing in real estate, including potential liabilities under environmental laws and risks of loss from weather conditions, man-made or natural disasters and terrorism.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. In addition, the presence of hazardous substances on a property may adversely affect our ability to sell the property or borrow using the real estate as collateral.

Certain of our properties may contain, or may have contained, microbial matter such as mold and mildew. The presence of microbial matter could adversely affect our results of operations. In addition, if any of our properties are not properly connected to a water or sewer system, or if the integrity of such systems is breached, or if water intrusion into our buildings otherwise occurs, microbial matter or other contamination can develop. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. If this were to occur, we could incur significant remedial costs.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own. Future weather conditions, man-made or natural disasters, or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and real estate we have investments in are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters, or terrorist attack, whether or not insured, could have a material adverse effect on our financial performance, liquidity and the market price of our shares. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

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

Our investments in non-real estate businesses, though limited, may expose us to risks from a number of diverse issuers, industries and investment forms.

Though our investments are primarily in or relating to real estate-related businesses, assets or interests, we may, to a limited extent, hold, acquire or transact in certain non-real estate securities, including securities or investments held by us prior to our receipt of an order by the SEC declaring that the Company had ceased to be an investment company under the Investment Company Act on July 1, 2022. As a result, to the extent we hold, acquire or transact in non-real estate securities or investments, we may be exposed to risks from a number of diverse industries, issuers and investment forms, which may cause an investment in us to increase or decrease in value differently than may otherwise be expected if we solely invested in real estate businesses.

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

For information about our risks related to past increases in or high prevailing interest rates, see “-Macroeconomic trends including inflation, high interest rates, tariffs or recession may adversely affect our financial condition and results of operations” below.

Macroeconomic trends including inflation, high interest rates, tariffs or recession may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in or high inflation and high interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States had previously accelerated to historically high levels and may continue at an elevated level in the near-term. Inflation could have an adverse impact on general and administrative expenses, as these costs could increase at a rate higher than our rental revenue, interest income or other revenue. Inflationary pressures have increased our direct and indirect operating and investment costs. With regard to our investments in the SFR and multifamily housing market, inflationary pressures have increased or may have the effect of increasing costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and residents may also be adversely impacted by higher cost of living expenses, including food, energy and transportation, which may increase the rate of tenant defaults and harm our operating results. With regard to our commercial properties, inflationary pressures have increased or may have the effect of increasing our costs related to property management, third-party contractors and vendors, insurance, transportation and taxes, and our commercial tenants may be adversely impacted by higher operating expenses, which may increase the rate of tenant defaults and harm our operating results.

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

In addition, actions by the Federal Reserve, as well as efforts by other central banks globally to combat inflation and restore price stability and other global events, may raise the prospect or severity of a recession. The wars in Ukraine and Iran and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. The U.S. government announced a comprehensive set of tariffs in the second quarter of 2025. A recent U.S. Supreme Court decision held that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs. As a result, tariffs imposed under IEEPA are no longer being collected. Tariffs imposed under other statutory authorities, such as Section 232 and Section 301, remain in effect, and the U.S. government may propose replacement or additional tariffs under other legal authorities. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns. Present conditions and the state of the U.S. and global economies make it difficult to predict whether and/or when and to what extent a recession will occur in the near future. Should a recession occur it could negatively impact the value of commercial and residential real estate and the value of our investments, potentially materially. While the Company has taken steps to prepare for a potential downturn in the economy, should a recession occur there can be no guaranty that the Company’s efforts will prevent any negative impacts to the value of the Company’s investments.

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

The prices of equity securities which we have invested in may fall over short or long periods of time. In addition, common equity represents a share of ownership in a company and ranks junior to debt and preferred equity in their claim on the Company’s assets in the event of bankruptcy.

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

We may invest in preferred equity securities which contain provisions that may result in a decline in the value of such preferred security in certain situations. Preferred shares represent an equity or ownership interest in an issuer that pays dividends at a specified rate and that has precedence over common shares in the payment of dividends. In the event an issuer of preferred shares is liquidated or declares bankruptcy, the claims of creditors and owners of debt take precedence over the claims of those who own preferred and common shares. If interest rates rise, the fixed dividend on preferred shares may be less attractive, causing the price of preferred shares to decline. Preferred shares may have mandatory sinking fund provisions, as well as provisions allowing the shares to be called or redeemed prior to its maturity, which can have a negative impact on the share’s price when interest rates decline. Unlike interest on debt securities, preferred share dividends may only be payable if declared by the issuer’s board of directors or other governing body. The value of convertible preferred shares can depend heavily upon the value of the security into which such convertible preferred share is converted, depending on whether the market price of the underlying security exceeds the conversion price.

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

We intend to focus primarily on investing in various real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. In addition to our commercial real estate focus, our investments may be concentrated in terms of property type (e.g., retail vs. office), geography, asset type, industry and sponsors, as we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Any such concentration of our investments that are subject to relatively higher risk of issuer bankruptcy, default, foreclosure or other risks may cause our Portfolio to have overall higher risks than it otherwise would. A significant portion of our investments are currently in securities of issuers that are advised, directly or indirectly, by affiliates of our Adviser. The Portfolio, based on net equity, is comprised of 65.8% investments in entities managed by or advised by affiliates of the Adviser. Any concentration of our investments may continue, vary from time to time or become more prevalent in the future.

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

Our ability to manage our Portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•
acquire investments subject to rights of senior classes and servicers under intercreditor or servicing agreements;
•
acquire only a minority and/or a non-controlling participation in an underlying investment;
•
co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•
rely on independent third-party management or servicing with respect to the management of an asset.

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third-party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

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

The valuation of real estate, and therefore the valuation of any underlying security relating to loans and/or real estate investments made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we make loans and/or investments are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Some of our portfolio investments may be recorded at fair value not readily available and, as a result, there will be uncertainty as to the value of these investments.

Some or all of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. Our Adviser will value these investments at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our results of operations and financial condition could be adversely affected if our Adviser’s determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

Risks Related to Our Industry

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

Congress has considered a substantial number of bills that include comprehensive or incremental approaches to ending the conservatorship, winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. U.S. government departments and agencies, including the U.S. Treasury and the Federal Housing Finance Agency, have also published proposals which could lead to a release or exit from conservatorship. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect the availability of CMBS securitizations as an investment or cause breaches in underlying loan covenants, and, as a result, may adversely affect our investments. It may also adversely affect underlying interest rates, capital availability, development of multifamily communities and the value of multifamily assets, which may also adversely affect our investments.

The market value of CMBS securitizations guaranteed by Fannie Mae and Freddie Mac today are highly dependent on the continued support by the U.S. government. If such support is modified or withdrawn, if the U.S. Treasury fails to inject new capital as needed or if Fannie Mae and Freddie Mac are released from conservatorship, the market value of the CMBS securitizations they guaranteed could significantly decline, making it difficult to obtain repurchase agreement financing and could force holders of CMBS securitizations to sell assets at substantial losses. Furthermore, any policy changes to the relationship between Fannie Mae, Freddie Mac and the U.S. government may create market uncertainty and have the effect of reducing the actual or perceived credit quality of the CMBS securitizations. It may also interrupt the cash flow received by investors on the underlying CMBS and require us to seek alternative funding sources, retain additional loans on our balance sheet, secure funding through the Federal Home Loan Bank system or securitize the loans through private label securitization, which could increase our cost of funds related to the origination of new mortgage loans, increase credit risk and/or impact our capacity to originate new mortgage loans.

All of the foregoing could materially adversely affect the availability, pricing, liquidity, market value and financing of our assets or investments and materially adversely affect our business, operations and financial condition.

The securitization process is subject to an evolving regulatory environment that may affect certain aspects of our current business.

As a result of past dislocation of the credit markets, the securitization market has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, various federal agencies have promulgated rules that require issuers in securitizations to retain at least 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B-Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, if we buy CMBS B-Pieces, or if we invest in issuers that buy CMBS B-Pieces, we (or our investee) may be required to purchase larger CMBS B-Pieces, potentially reducing returns on such investments. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. These restrictions may reduce our liquidity and could potentially reduce our returns on such investments. To the extent we (or our investees) utilize the securitization market and retain this risk of loss through subordinate interests or CMBS B-Pieces in our securitized debt transactions, these requirements could reduce our returns on these transactions. In addition, if we fail to operate in compliance with existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.

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

Failure of our internal control over financial reporting could harm our business, financial condition and results of operations.

Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and a decline in the market price of our common shares and Series A Preferred Shares. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance.

Risk Factors Related to the Hotel and Lodging Industry

The majority of the hotels in the Hospitality segment are operated pursuant to franchise agreements with nationally recognized hotel brands and changes in the market perception of such brands may impact the desirability of our hotels to consumers.

The Hospitality segment operates all of its hotels pursuant to franchise or license agreements with nationally recognized hotel brands. Our management believes that building brand value is critical to increased demand and the strengthening of customer loyalty. All of the hotels in the Hospitality segment utilize brands owned by Hilton, Marriott or Hyatt. Consequently, if market recognition or the positive perception of Hilton, Marriott or Hyatt is reduced or compromised, the goodwill associated with the Hilton, Marriott or Hyatt-branded hotels in the Hospitality segment may be adversely affected. Franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of our hotels in order to maintain uniformity within the franchisor system. We may be required to incur costs to comply with these standards and these standards could potentially conflict with our ability to create specific business plans tailored to each property and to each market. Failure to comply with these brand standards may result in termination of the applicable franchise or license agreement. Upon any such termination, the Company would be required to rebrand the hotel or else operate the property as an independent hotel, which could result in substantial relicensing or rebranding costs, a decline in the value of the hotel, the loss of marketing support and participation in guest loyalty programs, and harm our relationship with the franchisor, impeding our ability to operate other hotels under the same brand. If any of the foregoing were to occur, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s hotel properties may be adversely affected by various risks common to the hospitality and lodging industry.

All real property investments are subject to a degree of risk and uncertainty and are affected by various factors, including general economic conditions and local real estate markets. The business of the Hospitality segment may be adversely affected by various operating risks common to the hotel industry, including competition; over-building; dependence on business travel and tourism; changes in taxes and governmental regulations that influence or set wages, prices or interest rates; availability and cost of capital necessary to fund investments, capital expenditures and service interest, principal or other debt obligations; changes in operating costs, shortages of labor, risks of unionization of labor, increases in the costs of food and liquor; receipt and/or maintenance of licenses and permits with local authorities; relationships with brand franchisors; the ability of other lodging alternatives to attract and retain customers; changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, and building structure and building system, health, or hygiene issues rendering properties uninhabitable on a temporary or long term basis. Any of these factors could limit or reduce the prices charged for the Company’s products or services and, as a result, any of these factors can reduce our profits and limit opportunities for growth.

The hotel industry is cyclical and changes in economic conditions, consumer behavior and the travel and tourism industries may impact the demand for the Company’s hotel properties.

The hotel industry is cyclical. Macroeconomic and other factors beyond our control can reduce demand for lodging products and services, including demand for rooms at properties owned and managed by the Company. These factors include changes and volatility in general economic conditions, including: the severity and duration of any downturn in the U.S. or global economy and financial markets; changes in the desirability of particular locations or travel patterns of customers; decreased corporate budgets and spending; low consumer confidence; depressed housing prices; financial condition of the airline and other transportation-related industries and its impact on travel; oil prices and travel costs; and cyclical over-building in the hotel ownership industry. These factors can adversely affect individual properties, particular regions or the Hospitality segment’s business as a whole. Any one or more of these factors could limit or reduce the demand, or the rates our hospitality properties are able to charge for rooms or services or the prices at which we are able to sell any hotel property, which could adversely affect the Company’s results of operations and financial condition.

Advances in technology and the growing use of online travel agencies may lead to increased costs and competition and lead to changes in consumer behavior.

The hotel industry may be affected by advances in technology. Consumers’ growing use of internet travel intermediaries (“OTAs”) and alternative lodging marketplaces may adversely affect the Hospitality segment’s profitability. Our hotel guest rooms may be booked through OTAs such as Expedia.com, Travelocity.com, Hotels.com, etc. As guest bookings through OTAs increase, these intermediaries may be able to obtain higher commissions, reduced room rates and other significant contract concessions from the Company. Moreover, OTAs attempt to influence consumer choice behavior by increasing the visibility and importance of price, reviews and general indicators of quality (descriptors such as “four-star lakeside hotel”) at the expense of brand identification on their websites and mobile applications. OTAs attract consumers by offering innovation, ease of use platforms, multiple travel products, membership programs, the ability to package travel products across different suppliers (such as car rental, guest room booking, activities and tickets) in one transaction, and other marketing techniques. OTAs hope that consumers will eventually develop loyalties to their online reservation system rather than to the brands under which hotel properties are franchised. The increasing reliance of consumers on online intermediaries and the continued expansion in technologies may negatively impact the strength of our partner brands, traditional distribution platforms and profit margins.

Advances in technology have made alternative lodging accommodations a direct source of competition to the hotel industry. Alternative lodging marketplaces, such as Airbnb and VRBO, operate websites and mobile applications that market available furnished, privately-owned residential properties, including homes, condominiums and vacation homes, that can be rented on a nightly, weekly or monthly basis. The influx of these lodging accommodations traditionally not available to consumers and the increased acceptance of these options by consumers may lead to a reduction in demand for conventional hotel guest rooms and to an increase in supply of lodging alternatives. If the use of alternative lodging marketplaces significantly increases, particularly among our key customer and location segments, the Hospitality segment’s profitability may be adversely affected.

The Hospitality segment faces competition from other hotels and alternative lodging providers within the immediate vicinity of and in the broader geographic region where the Hospitality segment's hotels may be located.

The lodging sector is highly competitive. The Hospitality segment faces competition from a number of sources, including from Airbnb and from other hotels located in the immediate vicinity of and in the broader geographic areas where the Hospitality segment's hotels are and may be located. The Hospitality segment's hotel properties compete on the basis of location, room rates, quality, service levels, reputation and reservations systems, among many factors. The Hospitality segment also faces competition from alternative lodging options such as Airbnb that have and may continue to add guest accommodations that compete with hotel inventory. OTAs may capture a greater share of guest bookings, which would have a negative impact on the strength of brands and their distribution platforms, while also adding to the Company’s expenses in the form of fees to the OTAs. Such competition may reduce occupancy rates and revenues of the Hospitality segment and could have an adverse effect on the Company’s business, cash flows, financial condition and results of operations. Increases in the cost to the Hospitality segment of acquiring hotel properties may adversely affect the ability of the Hospitality segment to acquire such properties on favorable terms and may otherwise have an adverse effect on the Company’s results of operations and financial condition.

The hotel industry is subject to seasonal changes, which may cause fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels.

The seasonality of the hotel industry could have a material adverse effect on the Hospitality segment. The hotel industry is seasonal in nature, which can be expected to cause quarterly fluctuations in revenues. The Hospitality segment’s earnings may be adversely affected by factors outside its control, including weather conditions and poor economic factors in certain markets in which the Hospitality segment operates. This seasonality can be expected to cause periodic fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels. The Hospitality segment can provide no assurances that cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. A decrease in cash flows in the Hospitality segment could adversely affect the Company’s results of operations and financial condition.

Risks Related to Our Indebtedness and Financing Strategy

We have a substantial amount of indebtedness which may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2025, we have approximately $313.5 million of indebtedness outstanding related to our Portfolio. Payments of principal and interest on borrowings may leave us with insufficient cash resources to acquire additional investments or pay the distributions necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•
require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;
•
make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•
force us to dispose of one or more of our investments, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
•
subject us to increased sensitivity to increases in or high interest rates;
•
make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;
•
limit our ability to withstand competitive pressures;
•
limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•
reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
•
place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

•
general economic or market conditions;
•
the market’s view of the quality of our assets;
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

We are an externally managed REIT and therefore we do not have any internal management capacity and expect to only have accounting employees. We will depend to a significant degree on the diligence, skill and network of business contacts of the management team and other key personnel of our Adviser, including Messrs. Dondero, McGraner, Sauter, Norris and Richards, all of whom may be difficult to replace. We expect that our Adviser will evaluate, negotiate, structure, close and monitor our loans and investments in accordance with the terms of the Advisory Agreement.

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

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed by affiliates of our Adviser, members of our Adviser’s management team, our Sponsor or affiliates of our Sponsor. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results of those Sponsor affiliates. In addition, investors in our securities are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by members of our Adviser’s management team or our Sponsor or its affiliates. We also cannot assure you that we will replicate the historical results achieved by members of the management team, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

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

We may change our targeted investments and investment guidelines without shareholder consent.

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

Our trustees and management team serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Adviser or its affiliates. Similarly, our Adviser or its affiliates may have other clients with similar, different or competing investment objectives, including, among others, NexPoint Residential Trust, Inc. (“NXRT”), a publicly traded multi-family REIT, VineBrook Homes Trust, Inc. ("VineBrook"), an SFR REIT and NexPoint Real Estate Finance, Inc. ("NREF"), a publicly traded mortgage REIT, each of which is also managed by members of our management team. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interest of us or our shareholders. For example, the management team of our Adviser has, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Adviser and its affiliates. Our Adviser will seek to allocate investment opportunities among eligible accounts in a manner consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

The Chapter 11 bankruptcy filing by Highland Capital Management, L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations.

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware (the "Highland Bankruptcy"), which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On January 9, 2020, the Bankruptcy Court approved a change of control of Highland, which involved the resignation of James Dondero as the sole director of, and the appointment of an independent board to, Highland’s general partner. On September 21, 2020, Highland filed a plan of reorganization and disclosure statement with the Bankruptcy Court, which was subsequently amended (the “Fifth Amended Plan of Reorganization” or the “Plan”). On October 9, 2020, Mr. Dondero resigned as an employee of Highland and as portfolio manager for all Highland-advised funds. As a result of these changes, our Sponsor is no longer under common control with Highland, and therefore Highland is no longer affiliated with us. On February 22, 2021, the Bankruptcy Court entered an order confirming the Plan, which became effective on August 11, 2021. On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to the Plan, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, Marc S. Kirschner filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which motion was granted on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. On December 18, 2025, the presiding judge in the Bankruptcy Trust Lawsuit recused herself. The case was reassigned to a new bankruptcy judge.

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

On February 8, 2023, UBS Securities LLC and its affiliate (collectively, "UBS") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The Supreme Court scheduled a status conference in the UBS Lawsuit for April 14, 2026. The UBS Lawsuit does not include claims related to our business or our assets. While neither our Sponsor nor our Adviser are parties to the UBS Lawsuit, these proceedings could expose our Sponsor, our Adviser, our affiliates, our management and/or us to negative publicity, which might adversely affect our reputation and/or investor confidence in us, and/or future debt or equity capital raising activities. In addition, the UBS Lawsuit may be both time consuming and disruptive to our operations and cause significant diversion of management attention and resources which may materially and adversely affect our business, financial condition and results of operations.

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

Under our declaration of trust, certain transactions require the affirmative vote or consent of a majority of our trustees followed by the affirmative vote of the holders of not less than seventy-five percent (75%) of our shares of beneficial interest of each affected class or series outstanding, voting as separate classes or series (the “Principal Shareholder Requirements”), when a Principal Shareholder (defined generally to mean any corporation, person or other entity which is the beneficial owner, directly or indirectly, of 5% or more of our outstanding shares of beneficial interest of all outstanding classes or series and includes any affiliate or associate, as such terms are defined in Rule 12b-2 of the General Rules and Regulations under the Exchange Act, of a Principal Shareholder) is a party to the transaction. These transactions include any:

•
merger or consolidation of the Company or any subsidiary of the Company with or into any Principal Shareholder;
•
issuance of any securities of the Company to any Principal Shareholder for cash (other than pursuant to any automatic dividend reinvestment plan);
•
sale, lease or exchange of all or any substantial part of the assets of the Company to any Principal Shareholder (except assets having an aggregate fair market value of less than 2% of the total assets of the Company, aggregating for the purpose of such computation all assets sold, leased or exchanged in any series of similar transactions within a twelve-month period); or
•
sale, lease or exchange to the Company or any subsidiary thereof, in exchange for securities of the Company, of any assets of any Principal Shareholder (except assets having an aggregate fair market value of less than 2% of the total assets of the Company, aggregating for the purposes of such computation all assets sold, leased or exchanged in any series of similar transactions within a twelve-month period).

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

We have elected to be treated as a REIT under the Code commencing with our taxable year ended December 31, 2021. However, we cannot assure you that we will qualify and remain qualified as a REIT. Our qualification as a REIT depends upon our ability to meet requirements, some on an annual and quarterly basis, regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Meeting some of these requirements may involve the determination of various factual matters and circumstances not entirely within our control. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. We believe we have been and are organized and qualify as a REIT, and we intend to operate in a manner that will permit us to continue to qualify as a REIT. However, we cannot assure you that we have qualified as a REIT, or that we will remain qualified as a REIT in the future.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

•
we would not be allowed a deduction for distributions paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at the corporate tax rate;
•
we could be subject to increased state and local taxes; and
•
unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local or non-U.S. taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our TRSs and any TRS we form in the future will be subject to U.S. federal income tax and applicable state and local taxes on their net income. State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws. Any federal or state taxes we pay will reduce our cash available for distribution to you. Prospective investors are urged to consult their tax advisors regarding the effect of other U.S. federal, state, local and non-U.S. tax laws on an investment in our shares.

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

In order to qualify and maintain our qualification as a REIT, among other requirements, we must distribute annually to our shareholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We will also be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. To maintain our REIT qualification and avoid the payment of U.S. federal income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for U.S. federal income tax purposes. For example, we may be required to accrue interest and discount income on SFR mortgage loans, CMBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and the value of our securities. Alternatively, we may make taxable in-kind distributions of our own shares, which may cause our shareholders to be required to pay income taxes with respect to such distributions in excess of any cash they receive, or we may be required to withhold taxes with respect to such distributions in excess of any cash our shareholders receive.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We plan to invest in mezzanine loans for which the Internal Revenue Service (the “IRS”) has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may invest in mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of CMBS and debt instruments of publicly offered REITs. The remainder of our investments in securities (other than government securities, securities issued by a TRS and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities issued by a TRS and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance. Moreover, if we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our Portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the income or asset requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is generally subject to tax at reduced rates. Currently, the maximum tax rate applicable to qualified income payable to U.S. shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. However, U.S. shareholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT (subject to certain limitations). To qualify for this deduction, the U.S. shareholder receiving such dividends must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the share becomes ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. Although this deduction reduces the effective U.S. federal income tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities. In addition, certain U.S. shareholders may be subject to a 3.8% Medicare tax on dividends payable by REITs. Tax rates could be changed in future legislation.

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

Our Board may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, waive the 9.8% ownership limit with respect to a particular shareholder if such ownership will not then or in the future jeopardize our qualification as a REIT. Our Board granted James Dondero and his affiliates a waiver allowing them to own up to 25% of our outstanding capital shares. Our declaration of trust also prohibits any person from, among other things, beneficially or constructively owning our shares that would result in our being “closely held” under Section 856(h) of the Code (without regard to whether the ownership interest is held during the last half of a taxable year), or otherwise cause us to fail to qualify as a REIT (including, but not limited to, beneficial ownership or constructive ownership that would result in us owning (actually or constructively) an interest in a tenant that is described in Section 856(d)(2)(B) of the Code if the income derived by us from such tenant would cause us to fail to satisfy any of the gross income requirements of Section 856(c) of the Code) or a “domestically controlled qualified investment entity” within the meaning of Section 897(h)(4)(B) of the Code.

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

The Board granted waivers from the ownership limits to James Dondero, his affiliates and others and may grant additional waivers in the future. These waivers may be subject to certain initial and ongoing conditions designed to preserve our status as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to qualify as a REIT.

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

For so long as we qualify as a REIT, our ability to dispose of assets may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any asset (other than foreclosure property) that we own or hold an interest in, directly or indirectly through any subsidiary entity, including our OP, but generally excluding TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. During such time as we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own or hold an interest in, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain asset dispositions to comply with the requirements of the prohibited transaction safe harbor available under the Code that, among other requirements, have been held for at least two years. No assurance can be given that any particular asset that we own or hold an interest in, directly or through any subsidiary entity, including our OP, but generally excluding TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

The interest apportionment rules under Treasury Regulations Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. In IRS Revenue Procedure 2014-51, the IRS interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

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

Recent changes in tax law may impact our shareholders or us.

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. These include the permanent extension of (i) the reduced marginal U.S. federal income tax rates, (ii) the 20% deduction on “qualified REIT dividends” for individuals and other non-corporate taxpayers, and (iii) the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also restored and made permanent 100% bonus depreciation for qualified short-lived business property placed in service after January 19, 2025. The long-term impact of the OBBBA on the overall economy, government revenues, us, and the real estate industry cannot be reliably predicted. Prospective investors are urged to consult with their tax advisors regarding the OBBBA and its potential effect on an investment in our shares.

We and our subsidiaries and shareholders may be subject to state, local or foreign tax filing and payment obligations in various jurisdictions including those in which we or they transact business, own property or reside.

We may own assets located in, or transact business in, numerous jurisdictions, and may be required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our shareholders may not conform to the U.S. federal income tax treatment discussed above. Prospective investors should consult their tax advisors regarding the application and effect of state and local income and other tax laws on an investment in our shares.

Foreign investors may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon disposition of our capital shares.

Subject to certain exceptions, distributions received from us will be treated as distributions of ordinary income to the extent such distributions are out of our current or accumulated earnings and profits. Such distributions paid to a non-U.S. shareholder ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. shareholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. shareholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (1) the distribution is received with respect to a class of shares that is regularly traded on an established securities market located in the United States and (2) the non-U.S. shareholder does not own more than 10% of the class of our shares at any time during the one-year period ending on the date the distribution is received.

Gain recognized by a non-U.S. shareholder upon the sale or exchange of our capital shares generally will not be subject to U.S. federal income taxation unless such shares constitute a USRPI under FIRPTA. Our capital shares will not constitute a USRPI so long as we are a “domestically-controlled” REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s shares, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our shares beneficial interests would be subject to FIRPTA tax, unless the shares of our beneficial interests were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding capital shares.

Our ownership of interests in TRSs raises certain tax risks.

A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds shares, and that has made a joint election with such REIT to be treated as a TRS. A TRS also includes any corporation other than a REIT with respect to which a TRS owns securities possessing more than 35% of the total voting power or value of the outstanding securities of such corporation. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to income tax as a C corporation. We currently own interests in multiple TRS entities and may acquire securities in additional TRSs in the future. As of December 31, 2025, the Company wholly owned and consolidated two TRSs, NREO TRS, LLC and NHF TRS, LLC. As of December 31, 2025, the Company consolidated seven TRSs (the “NHT TRSs”) that are subsidiaries of NHT as a result of the NHT Acquisition (as defined in Note 2).

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

Our TRSs are and any TRS we acquire in the future will be subject to corporate income tax at the U.S. federal, state and local levels, (including on the gain realized from the sale of property held by it, as well as on income earned while such property is operated by the TRS). This tax obligation, if material, would diminish the amount of the proceeds from the sale or operation of such property, or other income earned through the TRS that would be distributable to our shareholders. U.S. federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our shareholders from the sale of property or other income earned through a TRS after the effective date of any increase in such tax rates. We anticipate income tax obligations in connection with our ownership of interests in TRSs for fiscal year 2025.

As a REIT and for taxable years beginning after December 31, 2025, the value of our interests in our TRSs generally may not exceed 20% of the total value of our total assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded this limit at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may, in general, be from sources other than certain real estate-related assets. Dividends paid to us from a TRS are typically considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

James Dondero is the sole member of the general partner of our Sponsor and has relationships with certain holders of our common shares which may result in Mr. Dondero being deemed to have aggregate beneficial ownership of approximately 11,880,687 common shares (or 23.67% of our common shares) and 103,720 of our Series A Preferred Shares (or 3.09% of our Series A Preferred Shares) as of December 31, 2025.

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

The market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could affect our share price or result in fluctuations in the price or trading volume of our common shares include:

•
actual or anticipated variations in our quarterly operating results, financial condition, cash flow and liquidity, or changes in investment strategy or prospects;
•
changes in our operations or earnings estimates or publication of research reports about us or the real estate industry;
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
•
the realization of any of the other risk factors presented in this Annual Report;
•
the extent of investor interest in our securities;
•
the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•
our underlying asset value;

•
investor confidence and price and volume fluctuations in the shares and bond markets, generally;
•
changes in laws, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•
future equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
•
failure to meet income estimates;
•
failure to meet and maintain REIT qualifications or exclusion from Investment Company Act regulations or listing on the New York Stock Exchange ("NYSE"); and
•
general market and economic conditions.

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

Holders of our common shares do not have preemptive rights to any shares we issue in the future. Our declaration of trust authorizes us to issue an unlimited number of shares of beneficial interest. The statement of preferences of the Series A Preferred Shares designates a series of 4,800,000 preferred shares as Series A Preferred Shares, of which 3,359,593 are issued and outstanding as of December 31, 2025. The statement of preferences of the Series B Preferred Shares designates a series of 16,000,000 preferred shares as Series B Preferred Shares, of which 911,003 are issued and outstanding as of December 31, 2025. In the future, our Board may elect to (1) sell additional shares in future public offerings; (2) issue equity interests in private offerings; (3) issue our common shares under a long-term incentive plan to our non-employee trustees or to employees of our Adviser or its affiliates; (4) issue shares to our Adviser, its successors or assigns, in payment of an outstanding fee obligation or as consideration in a related-party transaction; or (5) issue our common shares in connection with a redemption of partnership units of the OP. To the extent we issue additional equity interests in the future, the percentage ownership interest held by holders of our common shares will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, holders of our common shares may also experience a dilution in the book value of their investment in us.

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

The Series A Preferred Shares are listed on the NYSE, but there can be no assurance that an active trading market will be maintained on the NYSE. Further, the Series A Preferred Shares may trade at prices lower than the public offering price, and the market price of the Series A Preferred Shares depends on many factors, including, but not limited to:

•
prevailing interest rates;
•
the market for similar securities;
•
general economic and financial market conditions;
•
our issuance, as well as the issuance by our subsidiaries, of additional preferred equity or debt securities; and
•
our financial condition, cash flows, liquidity, results of operations, funds from operations and prospects.

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

We intend to pay regular quarterly dividends to our Series A preferred shareholders and regular monthly dividends to holders of our Series B Preferred Shares. Distributions declared by us will be authorized by our Board in its sole discretion out of assets legally available for distribution and will depend upon a number of factors, including our earnings, our financial condition, the requirements for qualification as a REIT, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, our capital requirements and other factors as our Board may deem relevant from time to time. We may have to fund distributions from working capital, borrow to provide funds for such distributions, use proceeds of future offerings or sell assets to the extent distributions exceed earnings or cash flows from operations. Funding distributions from working capital would restrict our operations. If we are required to sell assets to fund distributions, such asset sales may occur at a time or in a manner that is not consistent with our disposition strategy. If we borrow to fund distributions, our leverage ratios and future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may not be able to pay distributions in the future. In addition, some of our distributions may be considered a return of capital for income tax purposes. If we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. If distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares.

The Series A Preferred Shares and Series B Preferred Shares are subordinate to our existing and future debt, and such interests could be diluted by the issuance of additional shares of preferred shares and by other transactions.

The Series A Preferred Shares and Series B Preferred Shares rank junior to all of our existing and future indebtedness, any classes and series of our shares of beneficial interest expressly designated as ranking senior to the Series A Preferred Shares and Series B Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up, and other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our declaration of trust gives our Board the authority to authorize and issue such securities as they determine to be necessary, desirable, or appropriate, and the Board has authorized the issuance of up to 4,800,000 Series A Preferred Shares and 16,000,000 Series B Preferred Shares. Subject to limitations prescribed by Delaware law and our declaration of trust and the statements of preferences setting forth the terms of the Series A Preferred Shares and Series B Preferred Shares, our Board is authorized to issue preferred shares in such classes or series as our Board may determine and to establish from time to time the number of preferred shares to be included in any such class or series. The issuance of additional shares of Series A Preferred Shares, Series B Preferred Shares or additional shares of our beneficial interest ranking on parity with the Series A Preferred Shares and Series B Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up, would dilute the interests of the holders of Series A Preferred Shares and Series B Preferred Shares, and the issuance of shares of any class or series of our shares of beneficial interest expressly designated as ranking senior to the Series A Preferred Shares and Series B Preferred Shares as to distribution rights and rights upon our liquidation, dissolution, termination, cancellation or winding up or the incurrence of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Shares and Series B Preferred Shares. Other than the right to vote on matters which are submitted to a vote of our common shareholders, none of the provisions relating to the Series A Preferred Shares or Series B Preferred Shares contain any terms relating to or limiting our indebtedness or affording the holders of Series A Preferred Shares or Series B Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, that might adversely affect the holders of Series A Preferred Shares and Series B Preferred Shares.

The Series A Preferred Shares and Series B Preferred Shares are not rated and may not be rated in the future.

The Series A Preferred Shares were previously rated by Egan-Jones Rating Company and are not currently rated. The Series B Preferred Shares have not been rated by any nationally recognized statistical rating organization. We do not currently intend to seek or maintain a rating for our Series A Preferred Shares or Series B Preferred Shares. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Shares or Series B Preferred Shares (if any). In addition, we may elect in the future to again obtain a rating of the Series A Preferred Shares, which could adversely impact the market price of the Series A Preferred Shares. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Shares or Series B Preferred Shares (if any).

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

General Risks

We, our Adviser, our property managers, our franchise partners and our and their other third party providers are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay distributions.

Our business is highly dependent on information technology, including systems provided by third-party service providers. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, on our networks and our third-party hotel management company and its franchise partners are required to collect and maintain personal information about hotel employees and, through third-party providers, collect information about customers in connection with the processing of credit and debt transactions and as part of certain of the Company’s marketing programs. The secure maintenance and transmission of this information is critical to our operations. Cybersecurity incidents and cyber-attacks, ransomware attacks and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Despite security measures, our information technology and infrastructure and the information technology and infrastructure of our Adviser, the Company’s franchise partners’ or our and their other third party providers’ may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions, which risk may be heightened by the increased prevalence and use of artificial intelligence. There can be no assurance that the measures we or they take to ensure the integrity of our or their respective systems will provide protection, especially because cyberattack techniques used change frequently, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including accidental unauthorized disclosure of information, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, disrupt our trading activities, or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to pay distributions to shareholders. The brand reputations of our franchise partners could also be adversely affected from these types of security breaches or regulatory violations, which could impair revenues or the ability to attract and retain qualified hotel personnel. Any interruption or deterioration in the performance of our information systems or our Adviser’s, the Company’s franchise partners’ and our and their other third-party service provider’s information systems could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

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

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways.

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

Expanding use of social media presents additional risks.

The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees of our Adviser or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves, we will be presented with new risks and challenges.

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

Changes in the U.S. Presidential Administration and changes in Congress could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, results of operations, liquidity and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. Our Adviser maintains cybersecurity policies, standards, processes and practices that are based on recognized security frameworks such as the National Institute of Standards and Technology cybersecurity framework (the “NIST CSF”) and the Azure Security Benchmark. In general, our Adviser seeks to address cybersecurity risks of the Company through a comprehensive, cross-functional approach that is focused on continually assessing the Company’s information systems to detect, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.

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

The Adviser’s Director of Information Technology, in coordination with relevant senior management and personnel of the Adviser, which includes our Adviser’s Chief Financial Officer and Chief Compliance Officer, work to conceive, implement, and monitor the effectiveness of a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any security incidents in accordance with the Company’s business continuity plan. To ensure the effectiveness of these controls, the Adviser’s technology team continually monitors, hardens, and evolves systems’ security postures to model and mirror various security frameworks such as NIST CSF and Azure Security Benchmark. The Adviser’s Director of Information Technology will promptly notify our General Counsel of any cybersecurity events, with material cybersecurity events promptly communicated to the Audit Committee and publicly disclosed as deemed necessary.

The Adviser’s Director of Information Technology has served in various roles in information technology and information security for over 25 years, including serving as Global Technology Manager at a multi-national publicly traded broker-dealer, and over 15 years as the Director of Information Technology at a privately held financial services firm. The Adviser’s Director of Information Technology holds an undergraduate degree in biochemistry and has attained numerous information technology certifications over the years including Microsoft Certified Systems Engineer (MCSE) and Cisco Certified Network Professional (CCNP).

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we do not believe are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cyber-attack disrupts the Company’s critical operations, service or financial systems. See “Item 1A. Risk Factors - We are highly dependent on information technology and security breaches or systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay distributions”.

Item 2. Properties

The following tables provide a summary of the Company’s physical properties as of December 31, 2025:

Diversified Segment:

	Rentable			Average Effective Monthly Occupied Rent Per Square Foot (1) as of		% Occupied (2) as of
Property Name	Square Footage (in thousands)	Property Type	Date Acquired	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
White Rock Center	82,793	Retail	6/13/2013	$1.62	$1.50	81.4%	71.1%
5916 W Loop 289	30,140	Retail	7/23/2013	—	—	0.0%	0.0%
Cityplace	1,365,711	Office, Multifamily & Hospitality (3)	8/15/2018	$2.05	$2.16	41.2%	46.4%
	1,478,644

(1)
Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of December 31, 2025, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of December 31, 2025.
(2)
Percent occupied is calculated as the rentable square footage occupied as of December 31, 2025, divided by the total rentable square footage, expressed as a percentage.
(3)
Cityplace is currently under redevelopment and the Company is converting part of the property into a hotel, which was still under construction as of December 31, 2025.

The Company's ownership of Cityplace is subject to mortgage debt with an outstanding principal balance of approximately $137.6 million as of December 31, 2025. For further information on the Company’s owned real properties, see Notes 4, 5 and 6 to our consolidated financial statements.

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

The HGI Property and St. Pete Property are encumbered by mortgages securing the payment of debts of $26.4 million and $12.7 million, respectively.

The Bradenton and Park City properties are encumbered by mortgages securing the payment of debt of $38.6 million.

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

PART II — OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the NYSE and NYSE Texas under the ticker symbol “NXDT.”

Shareholder Information

On March 31, 2026, we had 50,219,590 common shares outstanding held by a total of approximately 820 record holders. The number of record holders is based on the records of Equiniti Trust Company, LLC, who serves as our transfer agent. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Repurchase of Shares

On October 28, 2024, the Board authorized us to repurchase an indeterminate number of common shares and Series A Preferred Shares, at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 28, 2026. This authorization replaced the Board’s prior authorization. As of December 31, 2025, we have not repurchased any of our Series A Preferred Shares under the share repurchase program. During the year ended December 31, 2025, the Company repurchased 562,157 shares of its common shares, par value $0.001 per share, at a total cost of approximately $1.9 million, or $3.35 per share on average. Since the inception of the share repurchase program in October 2024, the Company had repurchased 562,157 shares of its common shares, at a total cost of approximately $1.9 million, or $3.35 per share. During the three months ended December 31, 2025 the Company repurchased 376,800 shares of its common shares as shown in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	185,477	$4.31	185,477	$19.2
October 1 – October 31	—	—	—	19.2
November 1 – November 30	259,019	2.89	259,019	18.5
December 1 – December 31	117,661	2.85	117,661	18.1
Total as of December 31, 2025	562,157	$3.35	562,157	$18.1

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

Overview

As of December 31, 2025, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The Company has two reportable segments, Diversified and Hospitality. Diversified represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio. The Diversified reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The Hospitality segment is focused on operating and renovating its U.S. located hospitality assets that meet its investment objective and criteria. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of December 31, 2025, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company.

As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease and retail. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022, April 11, 2023, July 22, 2024, and September 19, 2025 for a term that will expire on July 1, 2026 and successive one-year terms thereafter unless earlier terminated. The Adviser is wholly owned by our Sponsor.

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

For information regarding the Bankruptcy Trust Lawsuit and the UBS Lawsuit, see “Item 1A. Risk Factors - The Chapter 11 bankruptcy filing by Highland Capital Management L.P. (“Highland”) may have materially adverse consequences on our business, financial condition and results of operations.” and “Item 1A. Risk Factors - Litigation against James Dondero and others may have materially adverse consequences on our business, financial condition, and results of operations.” Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

The U.S. government announced a comprehensive set of tariffs in the second quarter of 2025. A recent U.S. Supreme Court decision held that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs. As a result, tariffs imposed under IEEPA are no longer being collected. Tariffs imposed under other statutory authorities, such as Section 232 and Section 301, remain in effect, and the U.S. government may propose replacement or additional tariffs under other legal authorities. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.

Our website is located at nxdt.nexpoint.com. From time to time, we may use our website as a distribution channel for material company information.

Components of Our Revenues and Expenses

Revenues

Rental income. Our rental income is primarily attributable to the rental revenue from our investment in Cityplace, a 42-story, 1.36 million-square-foot, trophy office building acquired in 2018 as well as rental income from one retail property. Our rental income also includes utility reimbursements, late fees, common area maintenance reimbursements, and other rental fees charged to tenants.

Food and beverage revenue. Food and beverage ("F&B") revenue includes revenue generated from the sale of food and/or beverage offerings. All F&B revenue is derived from the Hospitality segment.

Room revenue. Room revenue includes revenue from renting out rooms to customers. All room revenue is derived from the Hospitality segment.

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

Property management fees. Property management fees include fees paid to NexVest, our property manager, for managing each property in the Diversified segment and other property managers for managing the day-to-day operations of our hotels.

Real estate taxes and insurance. Real estate taxes include the property taxes assessed by local and state authorities depending on the location of each property owned directly or indirectly by us. Insurance includes the cost of commercial, general liability, and other needed insurance for each property owned directly or indirectly by us.

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement and fees paid to NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”) pursuant to the advisory agreement entered into between NHT and the NHT Adviser (the “NHT Advisory Agreement”) that was terminated at completion of the NHT Merger (see Note 13 to our consolidated financial statements).

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

Equity in Earnings (Losses) of Unconsolidated Ventures. Equity in earnings (losses) of unconsolidated ventures represents the change in our basis in equity method investments resulting from our share of the investments’ income and expenses. Profit and loss from equity method investments for which we’ve elected the fair value option are classified in dividend income, change in unrealized gains (losses) and realized gains (losses) as applicable.

Income Tax Expense. Income tax expense is primarily derived from taxable gains from asset sales and other income earned from investments held in the Company's TRSs and former NHT's TRSs.

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

Real Estate Investments Statistics

As of December 31, 2025, the Diversified segment was invested in two retail properties, and one office, multifamily, and hospitality property (excluding investments in undeveloped land), and the Hospitality segment consisted of four hotel properties as listed below:

Diversified Segment:

	Rentable			Average Effective Monthly Occupied Rent Per Square Foot (1) as of		% Occupied (2) as of
Property Name	Square Footage (in thousands)	Property Type	Date Acquired	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
White Rock Center	82,793	Retail	6/13/2013	$1.62	$1.50	81.4%	71.1%
5916 W Loop 289	30,140	Retail	7/23/2013	—	—	0.0%	0.0%
Cityplace	1,365,711	Office, Multifamily & Hospitality (3)	8/15/2018	$2.05	$2.16	41.2%	46.4%
	1,478,644

Hospitality Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	HGI Property	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Park City	Upscale	Full-Service	2016	122
Hampton Inn & Suites	Bradenton, Florida	Bradenton	Upscale	Select-Service	1926/2016	119
Marriott	St. Petersburg, Florida	St. Pete Property	Upper Upscale	Full-Service	2001/2021	209
Total Rooms:						690

(1)
Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of December 31, 2025, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of December 31, 2025.
(2)
Percent occupied is calculated as the rentable square footage occupied as of December 31, 2025, divided by the total rentable square footage, expressed as a percentage.
(3)
Cityplace is currently under redevelopment and the Company is converting part of the property into a hotel, which was still under construction as of December 31, 2025.

Consolidated Results of Operations for the Years Ended December 31, 2025 and 2024

The following table sets forth a summary of our operating results for the year ended December 31, 2025 as compared to the year ended December 31, 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024	$ Change
Total revenues	$85,965	$83,222	$2,743
Total expenses	(87,347)	(87,373)	26
Operating income	(1,382)	(4,151)	2,769
Interest expense	(26,604)	(28,352)	1,748
Equity in income (losses) of unconsolidated ventures	(1,289)	129	(1,418)
Change in unrealized gains (losses)	(103,904)	(1,348)	(102,556)
Realized gains (losses)	5,994	(21,479)	27,473
Gains on sales of real estate	37	—	37
Income tax benefit (expense)	111	(1,372)	1,483
Net income (loss)	(127,037)	(56,573)	(70,464)
Net (income) attributable to Series A preferred shareholders	(4,619)	(4,619)	—
Net (income) attributable to Series B preferred shareholders	(522)	—	(522)
Net loss attributable to noncontrolling interests in NHT	1,945	9,843	(7,898)
Net loss attributable to redeemable noncontrolling interests in the OP	41	—	41
Net (loss) attributable to common shareholders	$(130,192)	$(51,349)	$(78,843)

The net loss for the years ended December 31, 2025 and 2024 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.

Revenues

Rental income. Rental income was $11.1 million for the year ended December 31, 2025, compared to $15.7 million for the year ended December 31, 2024, which was a decrease of approximately $4.6 million. The decrease between the periods was primarily due to a decrease in occupancy at Cityplace and an increase in the allowance for bad debt related to certain tenants.

Rooms revenue. Rooms revenue was $26.3 million for the year ended December 31, 2025, compared to $24.9 million for the year ended December 31, 2024, which was an increase of approximately $1.4 million. The increase between the periods is due to the Hospitality segment not being consolidated prior to April 19, 2024 and offset by the disposition of Hospitality properties in 2025.

Food and beverage revenue. F&B revenue was $2.9 million for the year ended December 31, 2025, compared to $2.2 million for the year ended December 31, 2024, which was an increase of approximately $0.7 million. The increase between the periods is due to the Hospitality segment not being consolidated prior to April 19, 2024 and offset by the disposition of Hospitality properties in 2025.

Interest and dividends. Interest and dividends totaled $44.4 million for the year ended December 31, 2025, compared to $36.6 million for the year ended December 31, 2024, which was an increase of approximately $7.8 million. The increase between the periods was attributed to an increase in dividends from equity investments.

Other income. Other income was approximately $1.3 million for the year ended December 31, 2025, compared to $3.8 million for the year ended December 31, 2024, which was a decrease of approximately $2.5 million. The decrease between the periods is due to a one-time amendment fee received in 2024, and recovery fees related to a legal judgment.

Expenses

Property operating expenses. Property operating expenses were $23.8 million for the year ended December 31, 2025, compared to $22.3 million for the year ended December 31, 2024, which was an increase of approximately $1.5 million. The increase between the periods is due to the Hospitality segment not being consolidated prior to April 19, 2024 and offset by the disposition of Hospitality properties in 2025.

Property management fees. Property management fees were $1.6 million for the year ended December 31, 2025, compared to $1.5 million for the year ended December 31, 2024, which was an increase of approximately $0.1 million. The increase between the periods is due to the Hospitality segment not being consolidated prior to April 19, 2024 and offset by the disposition of Hospitality properties in 2025.

Real estate taxes and insurance. Real estate taxes and insurance costs were $6.3 million for the year ended December 31, 2025, compared to $6.5 million for the year ended December 31, 2024, which was a decrease of approximately $0.2 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace and our hospitality properties. The decrease between the periods was primarily due to a decrease in the property tax assessment for Cityplace.

Advisory and administrative fees. For the year ended December 31, 2025, the Company incurred administrative fees and advisory fees of $17.1 million, compared to $14.2 million for the year ended December 31, 2024, which was an increase of approximately $2.9 million. The increase between the periods is primarily attributed to a one-time termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory Agreement following the NHT Merger.

Property general and administrative expenses. Property general and administrative expenses were $6.7 million for the year ended December 31, 2025, compared to $7.4 million for the year ended December 31, 2024, which was a decrease of approximately $0.7 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Corporate general and administrative expenses. Corporate general and administrative expenses were $11.9 million for the year ended December 31, 2025, compared to $12.8 million for the year ended December 31, 2024, which was a decrease of approximately $0.9 million. The decrease between periods was primarily due to a decrease in accounting and audit fees.

Depreciation and amortization. Depreciation and amortization costs were $17.7 million for the year ended December 31, 2025, compared to $15.6 million for the year ended December 31, 2024, which was an increase of approximately $2.1 million. The increase between the periods is due to the Hospitality segment not being consolidated prior to April 19, 2024 and offset by the disposition of Hospitality properties in 2025.

Impairment loss. Impairment loss was $2.3 million for the year ended December 31, 2025, compared to $7.1 million for the year ended December 31, 2024, which was a decrease of approximately $4.8 million. The decrease between the periods was due to an increase in impairment charges relating to the Addison Property, Plano HomeWood Suites and Las Colinas HomeWood Suites in 2024, compared to only impairment charges relating to the 5916 W Loop 289 and Addison Property in 2025.

Other Income and Expense

Interest expense. Interest expense was $26.6 million for the year ended December 31, 2025, compared to $28.4 million for the year ended December 31, 2024, which was a decrease of approximately $1.8 million. The decrease between periods is due to the debt extinguishment of the Raymond James Loan (as defined in Note 6 to our consolidated financial statements) and decrease in floating interest rates.

Equity in income (losses) of unconsolidated ventures. Equity in losses of unconsolidated ventures was $(1.3) million for the year ended December 31, 2025, compared to $0.1 million for the year ended December 31, 2024, which was a decrease of approximately $(1.4) million. The decrease between periods was primarily due to a decrease in net income at Sandstone Pasadena Apartments, LLC in 2024.

Income tax benefit (expense). The Company has recorded income tax benefit (expense) of $0.1 million associated with the TRSs for the year ended December 31, 2025 and $(1.4) million associated with the TRSs for the year ended December 31, 2024. The tax benefit for the year ended December 31, 2025 is decreased by the annual change in valuation allowance on a deferred tax asset of $4.1 million and offset by a return-to-provision adjustment of $0.5 million, income tax refund of $2.0 million, and an income tax benefit of $1.7 million for a net benefit of $0.1 million for the year ended December 31, 2025, that is recorded on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Change in unrealized gains (losses). Unrealized gains (losses) from our investments accounted for at fair value was $(103.9) million for the year ended December 31, 2025, compared to $(1.3) million for the year ended December 31, 2024, which was a decrease of approximately $102.6 million. The losses for the year ended December 31, 2025 were largely driven by mark-to-market losses on VineBrook Homes Operating Partnership, L.P. common units ("VB OP Units") of $33.1 million, IQHQ, LP ("IQHQ LP") interests of $16.6 million, NexPoint SFR Operating Partnership, L.P. (“NexPoint SFR OP”) partnership units of $12.0 million, NexPoint Storage Partners, Inc. ("NSP") common equity of $12.8 million and NREF common equity of $8.7 million. The gains for the year ended December 31, 2024 were largely driven by redemptions of the legacy CLO positions, which generated realized losses and a positive change in unrealized, mark-to-market gains on MidWave Wireless, Inc. common equity of $14.5 million, United Development Funding IV common equity of $6.2 million, offset by mark-to-market losses on IQHQ LP interests of $22.2 million, NexPoint Homes Trust, Inc. common equity of $13.9 million, and NSP common equity of $5.5 million.

Realized gains (losses). Realized gains (losses) were $6.0 million for the year ended December 31, 2025, compared to $(21.5) million for the year ended December 31, 2024, which was an increase of approximately $27.5 million. The gains for the year ended December 31, 2025 were primarily driven by realized gains on equities of $6.0 million. The losses for the year ended December 31, 2024 were primarily driven by realized losses on the legacy CLOs of $22.8 million.

Non-GAAP Measurements

Consolidated Net Operating Income and Same Store Net Operating Income

Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties between segments and to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory fees and administrative fees, (3) the impact of depreciation and amortization, (4) corporate general and administrative expenses, (5) income tax (benefit) expenses, (6) non-operating property investment revenue, (7) realized and change in unrealized gains (losses) generated from non-real estate investments, (8) equity in income (losses) of unconsolidated equity method ventures, and (9) impairment loss.

These items can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies. We believe that eliminating these items from net income (loss) is useful because the resulting measure captures the actual ongoing revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs. However, the usefulness of NOI is limited because it excludes these items, all of which may be material values. NOI may fail to capture significant trends in these components of net income, which further limits its usefulness.

NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in

“—Consolidated Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI.

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

There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the years ended December 31, 2025 and 2024 (our "Same Store" properties). Our Same Store properties exclude Cityplace as of December 31, 2025 and 2024, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude the Hospitality segment, as the properties in that segment were not held in the full comparable period.

Consolidated NOI and Same Store NOI for the Years Ended December 31, 2025 and 2024

The following table, which has not been adjusted for the effects of noncontrolling interest (“NCI”), reconciles our consolidated NOI for the years ended December 31, 2025 and 2024 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Year Ended December 31
		2025	2024
Net loss		$(127,037)	$(56,573)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		17,073	14,165
Corporate general and administrative expenses		11,901	12,803
Income tax (benefit) expense		(111)	1,372
Depreciation and amortization		17,739	15,600
Interest expense		26,604	28,352
Non-operating property investment revenue	(1)	(44,952)	(39,281)
Realized (gains) losses from non-real estate investments		(5,994)	21,479
Change in unrealized (gains) losses from non-real estate investments		103,904	1,348
Equity in (income) losses of unconsolidated equity method ventures		1,289	(129)
Impairment loss		2,328	7,110
NOI		$2,744	$6,246
Less Non-Same Store
Revenues		$(39,294)	$(42,795)
Operating expenses		37,655	37,057
Operating income		(37)	—
Same Store NOI		$1,068	$508

(1)
Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that is from non-operating properties such as dividend income and interest income.

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the year ended December 31, 2025 to net income (loss), the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Year Ended December 31,
	2025			2024
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Net income (loss)	$(110,956)	$(16,081)	$(127,037)	$(35,337)	$(21,236)	$(56,573)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees	13,175	3,898	17,073	13,286	879	14,165
Corporate general and administrative expenses	10,574	1,327	11,901	9,947	2,856	12,803
Income tax (benefit) expense	262	(373)	(111)	1,441	(69)	1,372
Depreciation and amortization	13,245	4,494	17,739	11,698	3,902	15,600
Interest expense	14,682	11,922	26,604	17,443	10,909	28,352
Non-operating property investment revenue (1)	(44,224)	(728)	(44,952)	(34,300)	(4,981)	(39,281)
Realized (gains) losses from non-real estate investments	(5,994)	—	(5,994)	21,479	—	21,479
Change in unrealized (gains) losses from non-real estate investments	103,904	—	103,904	1,348	—	1,348
Equity in (income) losses of unconsolidated equity method ventures	1,289	—	1,289	(129)	—	(129)
Impairment loss	576	1,752	2,328	—	7,110	7,110
NOI	$(3,467)	$6,211	$2,744	$6,876	$(630)	$6,246
Less Non-Same Store
Revenues	$(9,382)	$(29,912)	(39,294)	$(15,693)	$(27,102)	(42,795)
Operating expenses	13,918	23,737	37,655	9,325	27,732	37,057
Operating income	—	(37)	(37)	—	—	—
Same Store NOI	$1,069	$(1)	$1,068	$508	$—	$508

(1)
Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Years Ended December 31, 2025 and 2024

The following table reflects the revenues, property operating expenses and NOI for the years ended December 31, 2025 and 2024 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Year Ended December 31	For the Year Ended December 31
	2025	2024	$ Change	% Change
Revenues
Same Store
Rental income	$1,719	$1,147	$572	49.9%
Same Store revenues	1,719	1,147	572	49.9%
Non-Same Store
Rental income	9,342	14,531	(5,189)	-35.7%
Rooms	26,300	24,902	1,398	5.6%
Food and beverage	2,883	2,200	683	31.0%
Other income	769	1,162	(393)	-33.8%
Non-Same Store revenues	39,294	42,795	(3,501)	-8.2%
Total revenues	41,013	43,942	(2,929)	-6.7%

Operating expenses
Same Store
Property operating expenses	260	223	37	16.6%
Real estate taxes and insurance	280	293	(13)	-4.4%
Property management fees	85	75	10	13.3%
Property general and administrative expenses	26	48	(22)	-45.8%
Same Store operating expenses	651	639	12	1.9%
Non-Same Store
Property operating expenses	23,532	22,033	1,499	6.8%
Real estate taxes and insurance	5,978	6,252	(274)	-4.4%
Property management fees	1,464	1,415	49	3.5%
Property general and administrative expenses	6,681	7,357	(676)	-9.2%
Non-Same Store operating expenses	37,655	37,057	598	1.6%
Total operating expenses	38,306	37,696	610	1.6%

Operating income
Non-Same Store
Gain on sales of real estate	37	—	37	0.0%
Total operating income	37	—	37	0.0%

NOI
Same Store	1,068	508	560	110.2%
Non-Same Store	1,676	5,738	(4,062)	-70.8%
Total NOI	$2,744	$6,246	$(3,502)	-56.1%

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Years Ended December 31, 2025 and 2024.”

Consolidated Same Store Results of Operations for the Years Ended December 31, 2025 and 2024

As of December 31, 2025, our Same Store properties were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.19, compared to 52.1% leased with a weighted average monthly effective occupied rent per square foot of $1.10 as of December 31, 2024. For our Same Store properties, we recorded the following operating results for the years ended December 31, 2025 and 2024.

Revenues

Rental Income. Rental income was $1.7 million for the year ended December 31, 2025, compared to $1.1 million for the year ended December 31, 2024, which is an increase of approximately $0.6 million or 49.9%. The majority of the increase between the year ended December 31, 2025 and the year ended December 31, 2024 is related to a decrease in the amortization of above- and below-market leases. Above-market leases decrease rental income as they are amortized, while below-market leases increase rental income.

Expenses

Property operating expenses. Property operating expenses were $260.0 thousand for the year ended December 31, 2025, compared to $223.0 thousand for the year ended December 31, 2024, which was an increase of approximately $37.0 thousand or 16.6%. The majority of the increase between the year ended December 31, 2025 and the year ended December 31, 2024 is related to an increase in repair and maintenance fees.

Real estate taxes and insurance. Real estate taxes and insurance costs were $280.0 thousand for the year ended December 31, 2025, compared to $293.0 thousand for the year ended December 31, 2024, which was a decrease of approximately $13.0 thousand or 4.4%. The majority of the decrease between the year ended December 31, 2025 and the year ended December 31, 2024 is related to a decrease in the property tax assessment.

Property management fees. Property management fees were $85.0 thousand for the year ended December 31, 2025, compared to $75.0 thousand for the year ended December 31, 2024, which was an increase of approximately $10.0 thousand, or 13.3%. The increase between the year ended December 31, 2025 and the year ended December 31, 2024 is related to an increase in rental revenue, which the management fee is calculated off of.

Property general and administrative expenses. Property general and administrative expenses were $26.0 thousand for the year ended December 31, 2025, compared to $48.0 thousand for the year ended December 31, 2024, which was a decrease of approximately $22.0 thousand, or 45.8%. The majority of the decrease between the year ended December 31, 2025 and the year ended December 31, 2024 is related to a decrease in professional fees.

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

AFFO makes certain adjustments to FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts FFO to remove items such as equity-based compensation expense and the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, non-controlling interests (as described above) related to these items, and change in unrealized gains (losses). In addition, we remove the termination fee paid to the NHT Advisor in connection with the termination of the NHT Advisory Agreement following the NHT Merger as they do not reflect the ongoing operations of the property owners. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the years ended December 31, 2025 and 2024 (in thousands, except per share amounts):

		For the Year Ended December 31,
		2025	2024	% Change (1)
Net income (loss)		$(127,037)	$(56,573)	124.6%
Depreciation and amortization		17,739	15,600	13.7%
Realized (gains) losses		(5,994)	21,479	127.9%
Gain on sales of real estate		(37)	—	0.0%
Impairment loss		2,328	7,110	67.3%
Adjustment for noncontrolling interests in NHT		615	4,739	87.0%
Adjustment for redeemable noncontrolling interests in the OP		41	—	0.0%
FFO		(112,345)	(7,645)	1369.5%
Distributions to Series A preferred shareholders		(4,619)	(4,619)	0.0%
Distributions to Series B preferred shareholders		(522)	—	0.0%
FFO attributable to common shareholders		(117,486)	(12,264)	858.0%

FFO per share - basic		$(2.54)	$(0.30)	746.7%
FFO per share - diluted		$(2.54)	$(0.30)	746.7%

Equity-based compensation expense		4,707	3,010	56.4%
Amortization of deferred financing costs - long term debt		1,132	(696)	262.6%
Change in unrealized (gains) losses		103,904	1,348	7608.0%
Termination fee expense		3,539	—	0.0%
AFFO attributable to common shareholders		(4,204)	(8,602)	51.1%

AFFO per share - basic		$(0.09)	$(0.21)	57.1%
AFFO per share - diluted		$(0.09)	$(0.21)	57.1%

Weighted average common shares outstanding - basic		46,252	40,229	15.0%
Weighted average common shares outstanding - diluted	(2)	46,811	41,498	12.8%

Distributions declared per common share		$0.60	$0.60	0.0%

Net income (loss) coverage	(3)	-4.58x	-2.34x	95.7%
Net income (loss) coverage - diluted		-4.52x	-2.27x	99.1%

FFO Coverage - diluted	(3)	-4.23x	-0.5x	746.0%

AFFO Coverage - diluted	(3)	-0.15x	-0.35x	-57.1%

(1)
Represents the percentage change for the year ended December 31, 2025 compared to the year ended December 31, 2024.
(2)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(3)
Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over distributions declared per common share during the period.

The year ended December 31, 2025 as compared to the year ended December 31, 2024

FFO was $(112.3) million for the year ended December 31, 2025, compared to $(7.6) million for the year ended December 31, 2024, which was a decrease of approximately $104.7 million. The change in our FFO between the year ended

December 31, 2025 and the year ended December 31, 2024 is primarily attributed to decreases in mark-to-market values of our investments at fair value.

AFFO was $(4.2) million for the year ended December 31, 2025, compared to $(8.6) million for the year ended December 31, 2024, which was an increase of approximately $4.4 million. The change in our AFFO between the year ended December 31, 2025 and the year ended December 31, 2024 is primarily attributed to a decrease in interest expense, related to a decrease in debt balance and interest rates.

Net Asset Value

The SEC does not provide rules on the methodology we must use to determine our NAV or NAV per common share. The determination of NAV involves a number of subjective assumptions, estimates and judgments that may not be accurate or complete. We believe there is no established practice among REITs for calculating NAV. Different firms using different property-specific, general real estate, capital markets, economic and other assumptions, estimates and judgments could derive a NAV that could be significantly different from our NAV. Thus, other public REITs' methodologies used to calculate NAV may differ materially from ours. Additionally, our NAV differs from the values of our real estate assets as calculated in accordance with GAAP, in that we calculate NAV based on the Consolidated Balance Sheets as total assets minus total liabilities, less any equity attributable to preferred shareholders (such as the Series A Preferred Shares) and noncontrolling interests. Our NAV per common share is calculated by dividing our NAV by our diluted common shares outstanding, which represents the aggregate of our common shares outstanding plus any unvested restricted share units as of the last day of the reporting period, and common shares assumed to be issued upon redemption of any outstanding and applicable Series B Preferred Shares. We calculate NAV per common share on a quarterly basis beginning with the quarter ended December 31, 2024.

The presentation of NAV and NAV per common share below is intended to be the Applicable NAV (as defined in the statement of preferences of the Series B Preferred Shares) for purposes of the offering of the Series B Preferred Shares. The below table presents the NAV calculation for the quarter ended December 31, 2025, along with the previously published Applicable NAV figures for past quarters (in thousands, except per common share amounts):

As Of	Total Assets	Total Liabilities	Series A Preferred Shares (1)	Series B Preferred Shares (2)	NCI	NAV	Diluted Common Shares Outstanding	NAV Per Common Share
December 31, 2025	1,074,652	(353,873)	(83,252)	(20,379)	(309)	616,839	57,318	$10.76
September 30, 2025	1,106,669	(356,542)	(83,252)	(10,834)	(328)	655,713	53,863	$12.17
June 30, 2025	1,110,990	(354,775)	(83,252)	(3,171)	—	669,792	50,296	$13.32
March 31, 2025	1,179,554	(381,554)	(83,252)	(200)	4,915	719,463	44,118	$16.31
December 31, 2024	1,224,839	(391,301)	(83,252)	—	2,970	753,256	44,118	$17.07

(1)
Represents the liquidation preference, net of approximately $738 thousand issuance costs, from the issuance of the Company’s Series A Preferred Shares.
(2)
Represents the liquidation preference, net of approximately $2.1 million issuance costs, from the issuance of the Company’s Series B Preferred Shares.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures including:

•
capital expenditures to continue the ongoing development of Cityplace;
•
capital expenditures necessary to maintain the Hospitality hotel properties;

•
interest expense and scheduled principal payments on outstanding indebtedness (see “—Obligations and Commitments” below);
•
recurring maintenance necessary to maintain our properties;
•
distributions necessary to qualify for taxation as a REIT;
•
income taxes for taxable income generated by TRS entities;
•
acquisition of additional properties or investments;
•
advisory and administrative fees payable to our Adviser;
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees.

We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance and, if necessary, future debt or equity issuances. As of December 31, 2025, we had $8.2 million of cash available to meet our short-term liquidity requirements. As of December 31, 2025, we also had $32.8 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of December 31, 2025, we also had $0.9 million of restricted cash held in reserve by the lender on the NexBank Revolver (as defined below). These reserves are to be used for future interest payments on the debt facility. As of December 31, 2025, we also had $9.5 million of restricted cash reserves associated with the Hospitality segment for brand-mandated Performance Improvement Plan and furniture, fixtures and equipment upgrades arising from the execution of the Company’s franchise agreement and future insurance and property tax expenses.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional properties, make additional accretive investments pursuant to our investment strategy, renovations and other capital expenditures to improve our properties and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include the Series B Preferred Offering, a revolving credit facility and future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, and property and non-real estate asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

In addition to our ongoing renovation of Cityplace, our other properties will require periodic capital expenditures and renovation to remain competitive. We estimate an additional $250 million to $270 million of capital expenditures to complete the Cityplace renovation. Also, acquisitions, redevelopments, or expansions of our properties will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for distributions paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions, or redevelopment through retained earnings long-term is limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations, and prospects could be materially and adversely affected.

The Company is focused on reallocating its asset allocation across sectors in which our Sponsor has extensive experience and expertise. This re-focusing will involve selling legacy assets that do not fall within our core investment strategy or recycling assets at attractive prices. A more favorable capital market environment, with lower interest rates and increased liquidity, is expected to facilitate this process. The Company’s objective is to opportunistically sell $100 million to $150 million in assets to free up capital for reinvestment (through debt or equity) in target asset classes such as residential, hospitality, self-storage, and life sciences, or to repurchase the Company's common shares.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and distribution requirements for the twelve-month period following December 31, 2025. See “—Debt” for additional details regarding our indebtedness and related liquidity requirements.

Recent Tax Law Update

On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. These include the permanent extension of (i) the reduced marginal U.S. federal income tax rates and (ii) the 20% deduction on “qualified REIT dividends” for individuals and other non-corporate taxpayers and (iii) the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also increased the percentage limit under the REIT asset test applicable to TRSs from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets.

Series B Preferred Shares Offering

On January 30, 2025, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of up to $400.0 million. The Series B Preferred Shares are convertible at the option of the holder thereof into our common shares beginning on the first day of the month following the third anniversary of the date of original issuance of the shares to be converted if the 5-day volume weighted average price of our common shares on the NYSE ending on the trading day immediately preceding the date the holder delivers a duly completed conversion notice to the Company (such 5-day VWAP, the “Market Price”) represents a 15.0% premium to the estimated fair market NAV of the Company per common share as most recently published by the Company at the time of issuance of the applicable Series B Preferred Share (the “Minimum Market Price Trigger”). If the Minimum Market Price Trigger is satisfied, the Series B Preferred Shares will be convertible at a 6%, 10% or 12% discount to the Market Price beginning on the first day of the month following the third, fourth and fifth anniversary of the date of original issuance of the shares to be converted, respectively. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Shares are redeemable at the option of the holder at a redemption price per share equal to the stated value of $25.00 per share, plus all accrued but unpaid cash distributions and less certain redemption fees. After the first day of the first quarter following the second anniversary of the date of original issuance, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company’s agreement and declaration of trust and the statement of preferences setting forth the terms of the Series B Preferred Shares, at a redemption price per share equal to the stated value of $25.00 per share, plus any accrued but unpaid cash distributions. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of the Company’s common shares for so long as the common shares are listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of December 31, 2025, the Company has sold 911,003 shares of the Series B Preferred Shares for total gross proceeds of $22.4 million.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31
	2025	2024
Net cash provided by (used in) operating activities	$9,166	$(11,665)
Net cash provided by investing activities	36,968	25,974
Net cash used in financing activities	(43,628)	(18,577)
Net decrease in cash, cash equivalents and restricted cash	2,506	(4,268)
Cash, cash equivalents and restricted cash, beginning of period	48,901	53,169
Cash, cash equivalents and restricted cash, end of period	$51,407	$48,901

Cash flows from operating activities. During the year ended December 31, 2025, net cash provided by operating activities was $9.2 million, compared to net cash used in operating activities of $(11.7) million for the year ended December 31, 2024. The change in cash flows from operating activities was mainly attributable to an increase in revenues, reduction in reinvested dividends and positive changes in operating assets and liabilities.

Cash flows from investing activities. During the year ended December 31, 2025, net cash provided by investing activities was $37.0 million, compared to net cash provided by investing activities of $26.0 million for the year ended December 31, 2024. The change in cash flows from investing activities was attributed to proceeds of properties sold of $28.3 million and a return of capital from the Marriott Uptown investment of $15.1 million.

Cash flows from financing activities. During the year ended December 31, 2025, net cash used in financing activities was $(43.6) million, compared to net cash used in financing activities of $(18.6) million for the year ended December 31, 2024. The change in cash flows from financing activities was due to paydowns on the mortgage debt with proceeds from the properties sold, offset by proceeds from the issuance of Series B Preferred Shares.

Debt

Mortgage Debt

As of December 31, 2025, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $225.2 million at a weighted average interest rate of 7.52%. See Note 6 to our consolidated financial statements for additional information.

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

Cityplace Debt

Effective March 8, 2026, the lender agreed to defer the maturity of the Cityplace debt to May 8, 2026. Management is currently engaged in discussions with the lender regarding the extension of the maturity date of the Cityplace debt. Management cannot provide assurance that the lender will agree to such an extension. While the lender has not yet demanded payment of the Cityplace indebtedness, management cannot provide assurance that the lender will not exercise its right to do so or exercise its other remedies under the credit agreement, including foreclosing on Cityplace.

Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued.

Revolving Credit Facility

On May 22, 2023, the Company entered into a revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million, and matures on May 21, 2026. The NexBank Revolver bears interest at one-month SOFR plus 3.50% and has two remaining six-month extension options. As of December 31, 2025, the NexBank Revolver had an outstanding balance of $11.0 million. As of December 31, 2025, the Company held $0.9 million in restricted cash in the interest reserve account.

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

Mortgages Payable, Hospitality

On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and was set to mature on February 8, 2026. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and was set to mature on February 8, 2026. On February 6, 2026 and February 8, 2026, respectively, the Company paid down a portion of the Note A Loan and Note B Loan and extended the maturity dates thereof. See Note 18 for a discussion of the extension of the maturity dates of the Note A Loan and Note B Loan. As of December 31, 2025, the Note A Loan and Note B Loan had an outstanding balance of $26.4 million and $12.7 million and effective interest rates of 6.15% and 10.61%, respectively.

On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF

Lender, LLC, which initially had a maturity date of February 5, 2026. See Note 18 for a discussion of the extinguishment of the PC & B Loan. The outstanding balance on the PC & B Loan at December 31, 2025 was $38.6 million, with $0.7 million available to draw on for renovation purposes as of December 31, 2025.

The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants.

Convertible Notes, Hospitality

A subsidiary of the Company also assumed several convertible notes with affiliates of the NHT Adviser at the closing of the NHT Merger. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance. As of December 31, 2025, the net carrying amount of the convertible notes due to affiliates of the former NHT Adviser was $51.9 million.

Promissory Notes Due to Affiliates

In connection with the NHT Merger, on April 17, 2025, several promissory notes with affiliates of the Company were issued due to a limitation on common shares issued to affiliates of the issuer by the New York Stock Exchange (“NYSE”). The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 15, 2027, with two one-year extension options. As of December 31, 2025, the carrying amount of the promissory notes due to affiliates was $0.8 million.

Obligations, Commitments and Investment Opportunities

The following table summarizes our contractual obligations and commitments as of December 31, 2025 for the next five calendar years subsequent to December 31, 2025.

	Payments Due by Period (in thousands)
	Total		2026	2027	2028	2029	2030	Thereafter
Property Level Debt
Principal payments	$238,490		$228,490	$—	$—	$10,000	$—	$—
Interest expense	6,582		3,993	1000	1000	589	—	—
Total	$245,072		$232,483	$1,000	$1,000	$10,589	$—	$—

Prime Brokerage Borrowing
Principal payments	$5,136		$—	$—	$—	$—	$—	$5,136	(1)
Interest expense	1,065		213	213	213	213	213	—	(1)
Total	$6,201		$213	$213	$213	$213	$213	$5,136

Series A Preferred Shares
Distribution payments	N/A	(2)	$4,616	$4,616	$4,616	$4,616	$4,616	N/A	(2)

Series B Preferred Shares
Distribution payments	N/A	(2)	$2,050	$2,050	$2,050	$2,050	$2,050	N/A	(2)

Credit Facility
Principal payments	$69,922		$10,994	$21,317	$—	$—	$—	$37,611
Interest expense	24,437		2,937	1,594	1,416	1,416	1,416	15,658
Total	$94,359		$13,931	$22,911	$1,416	$1,416	$1,416	$53,269

Total contractual obligations and commitments	$378,962		$253,293	$30,790	$9,295	$18,884	$8,295	$58,405

(1)
Assumes no additional borrowings or repayments. The Prime Brokerage (as defined below) balance has no stated maturity date.

(2)
The Series A Preferred Shares and the Series B Preferred Shares are perpetual.

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

For the year ended December 31, 2025, the Company expensed $13.2 million, related to the Fees. Of this $13.2 million, $3.7 million is related to shares that were issued in lieu of cash.

NHT Advisory Agreement

Prior to the closing of the NHT Merger on April 17, 2025, as consideration for the NHT Adviser’s services under the NHT Advisory Agreement, we paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value (as defined in the NHT Advisory Agreement). Pursuant to the terms of the NHT Advisory Agreement, NHT reimbursed the NHT Adviser for all documented Operating Expenses (as defined in the NHT Advisory Agreement) and offering expenses it incurred on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap did not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended December 31, 2024, NHT incurred expenses subject to the NHT Expense Cap of $3.4 million. From January 1, 2025 through April 17, 2025, NHT incurred expenses subject to the NHT Expense Cap of $1.9 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025.

Alewife Holdings Loan

On May 10, 2024, the Company, through the OP, NREF OP IV, L.P. ("NREF OP IV"), a subsidiary of NREF, an entity that is managed by an affiliate of the Adviser, and OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which NREF OP IV assigned the right to fund up to 9% of a mezzanine loan (the “Alewife Loan”) to be made to IQHQ-Alewife Holdings, LLC (“Alewife Holdings”) to the OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. Effective January 2, 2025, NREF OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which NREF OP IV assigned $7.5 million of interest in the Alewife Loan to OSL for cash and increased OSL’s allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, the OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by the OP and OSL, respectively. NREF OP IV is required to fund any amounts not funded by OSL and the OP. At any time that the OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, the OP and OSL have the option upon notice to NREF OP IV to pay to NREF OP IV any amount of such unfunded amount. Upon such payment, the OP or OSL would become entitled to all interest and fees accrued on the amount paid to NREF OP IV on and after the date of such payment.

IQHQ Subscription Agreement and Warrant

On December 31, 2024, NexPoint Bridge Investor I, LLC ("Bridge Investor I") entered into a Subscription Agreement (“IQHQ Subscription Agreement”) whereby Bridge Investor I committed to purchase $160.1 million of Series E preferred stock of IQHQ, Inc. In connection with the IQHQ Subscription Agreement, on December 31, 2024, Bridge Investor I also entered into a Warrant Purchase Agreement (the “IQHQ Warrant Purchase Agreement”) whereby IQHQ Holdings, LP ("IQHQ Holdings") issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the “IQHQ Series E Warrant”). The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ Holdings. The IQHQ Series E Warrant is exercisable, in whole or in part, at any time for ten years unless there is an earlier change of control, initial public offering or liquidation.

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

As of the December 31, 2025, the OP has not funded any amounts.

Income Taxes

I.
U.S. REIT Status

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax benefit of $0.1 million associated with the TRSs for the year ended December 31, 2025, which is largely driven by income from the Company’s preferred stock investments and investments in debt instruments not secured by mortgages on real property. The tax benefit is decreased by the annual change in valuation allowance on a deferred tax asset of $4.1 million and offset by a return-to-provision adjustment of $0.5 million, income tax refund of $2.0 million, and an income tax benefit of $1.7 million for a net benefit of $0.1 million for the year ended December 31, 2025, that is recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss).

If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of December 31, 2025, we believe we are in compliance with all applicable REIT requirements.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of December 31, 2025 and to our knowledge, we have no examinations in progress and none are expected at this time.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2025. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2023, 2022 and 2021 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).

II.
Canadian mutual fund status

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

We will make distribution payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our distributions and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a distribution on our common shares of $0.15 per share which was paid on December 31, 2025 to shareholders of record on November 21, 2025. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Our Board declared a distribution on our Series A Preferred Shares of $0.34375 per share which was paid on December 31, 2025, to shareholders of record on December 23, 2025. Our Board declared distributions on our Series B Preferred Shares of $0.1875 per share each, which were paid on January 5, 2026, December 5, 2025 and November 5, 2025, to shareholders of record on December 24, 2025, November 25, 2025 and October 24, 2025, respectively. We expect that distributions on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

The Company is a guarantor on dividend payments with respect to Series D Preferred Stock of NSP, which may be deemed an affiliate of the Adviser. As of December 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $15.0 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount. See Note 13 to our consolidated financial statements for additional information.

The Company is a guarantor on one of NSP’s loans, with an aggregate principal amount of $750.0 million outstanding as of December 31, 2025. The obligations consist of liability for losses suffered by the lender arising out of certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the related loan agreement. See Note 13 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of our subsidiary's loans with an aggregate principal amount of $41.6 million as of December 31, 2025. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company is current on all debt payments and in compliance with all debt compliance provisions.

The Company is a guarantor and an indemnitor on one of Cityplace's loans with an aggregate principal amount of $138.2 million as of December 31, 2025. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of December 31, 2025, management does not anticipate any material deviations from schedule or budget related to construction projects current in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.

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

Valuation of Level 3 Fair Valued Investments

As of December 31, 2025, approximately 42.3% of the total assets owned by the Company are comprised of fair valued level 3 investments. The Company elected the fair-value option in accordance with FASB Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. See Note 9 to our consolidated financial statements, “Fair Value Financial Instruments”, for further discussion of our valuation techniques of level 3 investments. The necessary inputs for these valuations includes a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the year ended December 31, 2025, the unrealized gains (losses) related to the change in fair value of level 3 investments is $(91.0) million. See Note 9 to our consolidated financial statements for additional disclosures regarding the valuation of level 3 fair valued investments.

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

Impairment

Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. For the years ended December 31, 2025 and 2024, the Company recorded approximately $0.6 million and $5.2 million of impairment charges on real estate assets held and used, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2025 and December 31, 2024, there were zero and three properties classified as held for sale, respectively. In addition to the net real estate assets, the Consolidated Balance Sheets also include approximately $0.0 million and $0.1 million of accounts receivable and prepaid and other assets, and approximately $0.0 million and $0.8 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025 and 2024, the Company recorded approximately $1.8 million and $1.9 million of losses on real estate held for sale, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Inflation has had a significant impact in the regions in which the Hospitality segment holds properties, causing a decrease in the willingness of the general population to travel and reduced occupancy, the effect of which may continue to impact the Hospitality segment's operations.

Implications of being a Smaller Reporting Company

As of December 31, 2025, we are a "smaller reporting company" as defined in the Exchange Act, and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of

NexPoint Diversified Real Estate Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexPoint Diversified Real Estate Trust and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Fair value measurement of level 3 investments

As discussed in Notes 3 and 9 to the consolidated financial statements, the Company has $568.6 million of investments that are measured at fair value on a recurring basis, a portion of which uses inputs that are classified within Level 3 of the fair value hierarchy as of December 31, 2025. The Company uses an income approach, market approach, or a combination thereof to value each of these investments. Establishing fair values for these Level 3 investments is inherently subjective and dependent upon significant unobservable inputs and assumptions.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls used in the fair value measurements process, including controls related to the assumptions described above. We involved valuation professionals with specialized skills and knowledge who assisted in:

•
evaluating the capitalization rates and discount rates by comparing them against ranges that were independently developed using publicly available market data for comparable properties
•
assessing the appropriateness of the market rent assumptions by comparing them to comparable transactions and current listings of comparable properties
•
determining the appropriateness of the discount applied to net asset value by comparing it to industry data available for comparable publicly traded companies

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas

March 31, 2026

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	December 31, 2025	December 31, 2024
ASSETS
Consolidated Real Estate Investments
Land	$61,997	$62,227
Buildings and improvements	317,395	312,200
Intangible lease assets	10,979	10,979
Construction in progress	21,237	24,689
Furniture, fixtures, and equipment	10,356	10,124
Right-of-use assets ($534 and $712 with related parties, respectively)	1,998	2,176
Total Gross Consolidated Real Estate Investments	423,962	422,395
Accumulated depreciation and amortization	(50,028)	(35,002)
Total Net Consolidated Real Estate Investments	373,934	387,393
Real estate assets held for sale	—	29,890
Total Net Real Estate Investments	373,934	417,283
Investments, at fair value ($421,746 and $493,909 with related parties, respectively)	568,610	643,432
Equity method investments ($700 and $407 with related parties, respectively)	33,788	54,429
Investments in DSTs ($33,559 and $30,559 with related parties, respectively)	33,559	30,559
Cash and cash equivalents	8,166	8,791
Restricted cash	43,241	40,110
Accounts receivable, net	2,868	4,463
Prepaid and other assets ($0 and $7,315 with related parties, respectively)	8,557	17,500
Accrued interest and dividends	1,366	5,495
Interest rate caps	65	159
Deferred tax asset, net	498	2,618
Total Assets	$1,074,652	$1,224,839

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net ($10,000 and $10,000 with related parties, respectively)	$224,995	$261,945
Notes payable ($63,700 and $66,731 with related parties, respectively)	76,892	90,888
Prime brokerage borrowing	5,136	1,222
Accounts payable and other accrued liabilities	28,810	22,739
Income tax payable	273	255
Accrued real estate taxes payable	3,689	226
Accrued interest payable	10,627	8,724
Security deposit liability	403	389
Prepaid rents	437	1,053
Intangible lease liabilities, net	2,065	3,139
Lease liability ($546 and $721 with related parties, respectively)	546	721
Total Liabilities	353,873	391,301

Redeemable Series B Preferred Shares, $0.001 par value: 16,000,000 authorized; 911,003 and 0 shares issued and outstanding, respectively	20,379	—
Redeemable noncontrolling interests in the OP	309	—

Equity:
Series A Preferred Shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 and 3,359,593 shares issued and outstanding, respectively	3	3
Common shares, $0.001 par value: unlimited shares authorized; 50,132,605 and 42,679,569 shares issued and outstanding, respectively	50	43
Additional paid-in capital	1,062,114	1,039,280
Accumulated earnings (loss)	(362,076)	(202,818)
Total Shareholders' Equity	700,091	836,508
Noncontrolling interests	—	(2,970)
Total Equity	700,091	833,538
TOTAL LIABILITIES AND EQUITY	$1,074,652	$1,224,839

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31
	2025	2024
Revenues
Rental income ($276 and $271 with related parties, respectively)	$11,061	$15,678
Rooms	26,300	24,902
Food and beverage	2,883	2,200
Interest income ($1,484 and $2,600 with related parties, respectively)	9,383	7,216
Dividend income ($30,394 and $28,528 with related parties, respectively)	34,989	29,430
Other income	1,349	3,796
Total revenues	85,965	83,222

Expenses
Property operating expenses ($217 and $260 with related parties, respectively)	23,792	22,255
Property management fees ($670 and $734 with related parties, respectively)	1,550	1,491
Real estate taxes and insurance	6,258	6,544
Advisory and administrative fees	17,073	14,165
Property general and administrative expenses ($276 and $271 with related parties, respectively)	6,706	7,405
Corporate general and administrative expenses	11,901	12,803
Depreciation and amortization	17,739	15,600
Impairment loss	2,328	7,110
Total expenses	87,347	87,373

Operating income (loss)	(1,382)	(4,151)
Interest expense ($2,184 and $2,136 with related parties, respectively)	(26,604)	(28,352)
Equity in (losses) income ($292 and $649 with related parties, respectively)	(1,289)	129
Change in unrealized losses (($78,130) and ($18,829) with related parties, respectively)	(103,904)	(1,348)
Realized gains (losses) ($3,344 and $339 with related parties, respectively)	5,994	(21,479)
Gain on sales of real estate	37	—
Net income (loss) before income taxes	(127,148)	(55,201)
Income tax benefit (expense)	111	(1,372)
Net income (loss)	(127,037)	(56,573)
Net (income) loss attributable to Series A Preferred Shareholders	(4,619)	(4,619)
Net (income) loss attributable to Series B Preferred Shareholders	(522)	—
Net (income) loss attributable to noncontrolling interests in NHT	1,945	9,843
Net (income) loss attributable to redeemable noncontrolling interests in the OP	41	—
Net income (loss) attributable to common shareholders	$(130,192)	$(51,349)

Weighted average common shares outstanding - basic	46,252	40,229
Weighted average common shares outstanding - diluted	46,252	40,229

Earnings (loss) per share - basic	$(2.81)	$(1.28)
Earnings (loss) per share - diluted	$(2.81)	$(1.28)

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

	Series A Preferred Shares		Common Shares
Year Ended December 31, 2025	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Common Stock Held in Treasury at Cost	Total
Balances, December 31, 2024	3,359,593	$3	42,679,569	$43	$1,039,280	$(202,818)	$(2,970)	$—	$833,538
Stock-based compensation expense	—	—	358,173	—	4,349	—	—	—	4,349
Shares issued to Adviser for admin and advisory fees	—	—	937,026	1	4,319	—	—	—	4,320
Net loss attributable to common shareholders	—	—	—	—	—	(130,192)	—	—	(130,192)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,945)	—	(1,945)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	4,619	—	—	4,619
Repurchases of common stock	—	—	—	—	—	—	—	(1,885)	(1,885)
Retirement of common stock held in treasury	—	—	(562,157)	(1)	(1,885)	—	—	1,885	(1)
Common stock distributions declared ($0.60 per share)	—	—	5,635,401	6	22,185	(29,066)	—	—	(6,875)
Series A Preferred distributions declared ($1.375 per share)	—	—	—	—	—	(4,619)	—	—	(4,619)
Acquisition of noncontrolling interests in NHT	—	—	1,084,593	1	(6,134)	—	4,915	—	(1,218)
Balances, December 31, 2025	3,359,593	$3	50,132,605	$50	$1,062,114	$(362,076)	$—	$—	$700,091

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

	Series A Preferred Shares		Common Shares		Additional
Year Ended December 31, 2024	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Total
Balances, December 31, 2023	3,359,593	$3	38,389,600	$38	$1,011,613	$(126,580)	$—	$885,074
Noncontrolling interests from NHT Acquisition	—	—	—	—	—	—	6,873	6,873
Stock-based compensation expense	—	—	145,433	—	2,808	—	—	2,808
Shares issued to Adviser for admin and advisory fees	—	—	867,627	1	5,544	—	—	5,545
Net loss attributable to common shareholders	—	—	—	—	—	(51,349)	—	(51,349)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(9,843)	(9,843)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	4,619	—	4,619
Common stock distributions declared ($0.60 per share)	—	—	3,276,909	4	19,315	(24,889)	—	(5,570)
Preferred distributions declared ($1.375 per share)	—	—	—	—	—	(4,619)	—	(4,619)
Balances, December 31, 2024	3,359,593	$3	42,679,569	$43	$1,039,280	$(202,818)	$(2,970)	$833,538

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(127,037)	$(56,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,739	15,600
Amortization of intangible lease assets and liabilities	(992)	(1,018)
Amortization of deferred financing costs	1,132	696
Amortization of fair value adjustment of assumed debt	1,525	1,140
Paid-in-kind interest and dividends (($5,743) and ($5,845) with related parties, respectively)	(13,028)	(10,089)
Net cash (paid) received on derivative settlements	121	932
Proceeds from paid-in-kind interest and dividends ($518 and $0 with related parties, respectively)	882	2,517
Realized (gain) loss ($3,344 and $339 with related parties, respectively)	(5,994)	21,479
Net change in unrealized loss on investments held at fair value ($78,130 and $18,829 with related parties, respectively)	103,904	1,348
Unrealized (gain) loss on interest rate derivatives	(27)	(27)
Impairment loss	2,328	7,110
Equity in (income) losses of unconsolidated ventures ($292 and $649 with related parties, respectively)	1,289	(129)
Distributions of earnings from unconsolidated ventures ($0 and $761 with related parties, respectively)	8,929	5,403
Stock-based compensation expense	4,707	3,010
(Gain) on sales of real estate	(37)	—
Equity security dividends reinvested ($(2,660) and $(5,459) with related parties, respectively)	(2,660)	(5,476)
Deferred tax expense	1,597	278
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	541	(101)
Real estate taxes payable	3,463	(523)
Operating assets	4,725	(3,246)
Operating liabilities	6,059	6,004
Net cash provided by (used in) operating activities:	9,166	(11,665)

Cash flows from investing activities
Proceeds from asset redemptions ($26,431 and $19,136 with related parties, respectively)	26,446	25,139
Distributions from CLO investments	—	1,266
Sale of consolidated real estate investment	28,306	—
Proceeds from return of investment	15,054	—
Net cash acquired in acquisition of NexPoint Hospitality Trust	—	42,749
Purchases of investments ($(14,210) and $(34,787) with related parties, respectively)	(30,371)	(34,907)
Additions to consolidated real estate investments	(2,467)	(8,273)
Net cash provided by investing activities	36,968	25,974

Cash flows from financing activities
Mortgage proceeds received ($0 and $9,900 with related parties, respectively)	705	9,900
Mortgage payments	(37,634)	(4,777)
Prime brokerage borrowing	5,796	341
Credit facilities payments ($(5,490) and $(3,515) with related parties, respectively)	(16,500)	(12,915)
Prime brokerage payments	(1,882)	(901)
Deferred financing costs paid	(1,118)	(463)
Payments for taxes related to net share settlement of stock-based compensation	(329)	(202)
Proceeds from issuance of Series B Preferred Shares through public offering, net of offering costs	20,379	—
Repurchase of common shares	(1,885)	—
Distributions paid to Series A Preferred Shareholders	(4,619)	(4,619)
Distributions paid to Series B Preferred Shareholders	(522)	—
Distributions paid to common shareholders	(6,010)	(4,941)
Distributions to redeemable noncontrolling interests in the OP	(9)	—
Net cash used in financing activities:	(43,628)	(18,577)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,506	(4,268)

Cash, cash equivalents and restricted cash, beginning of year	48,901	53,169
Cash, cash equivalents and restricted cash, end of year	$51,407	$48,901

Supplemental Disclosure of Cash Flow Information
Interest paid	23,176	19,886
Income tax paid	1,586	2,640
Supplemental Disclosure of Noncash Activities
Non-cash distribution payment	22,191	19,319
Non-cash advisory fee payment	4,320	5,545
Increase in dividends payable upon vesting of restricted stock units	866	628
Real estate investments assumed in acquisition of NexPoint Hospitality Trust	—	(167,624)
DST investments assumed in acquisition of NexPoint Hospitality Trust	—	(5,000)
Interest rate caps assumed in acquisition of NexPoint Hospitality Trust	—	(1,064)
Notes payable assumed in acquisition of NexPoint Hospitality Trust	—	50,694
Notes payable issued in merger of NexPoint Hospitality Trust	826	—
Mortgages payable assumed in acquisition of NexPoint Hospitality Trust	—	114,640
Right of use assets assumed in acquisition of NexPoint Hospitality Trust	—	(1,465)
Change to APIC from the merger of NexPoint Hospitality Trust	(6,058)	—
Accrued interest payable assumed in acquisition of NexPoint Hospitality Trust	—	6,353
Noncontrolling interests extinguished in merger of NexPoint Hospitality Trust	4,915	6,873
Redeemable noncontrolling interest in the OP from the merger of NexPoint Hospitality Trust	359	—
Deconsolidated investments at fair value from the acquisition of NexPoint Hospitality Trust	—	24,981
Accounts receivable and other assets assumed in acquisition of NexPoint Hospitality Trust	—	(1,305)
Prepaid assets and other assets assumed in acquisition of NexPoint Hospitality Trust	—	(1,492)
Accounts payable and other liabilities assumed in acquisition of NexPoint Hospitality Trust	—	14,276
Change in capitalized construction costs included in accounts payable and other accrued liabilities	25	698
Real estate taxes payable assumed in acquisition of NexPoint Hospitality Trust	—	1,233

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of December 31, 2025, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company.

The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023, July 22, 2024 and September 19, 2025 (the “Advisory Agreement”), by and among the Company and the Adviser for a term that will expire on July 1, 2026 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of December 31, 2025. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).

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

As Issued
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

In the opinion of management, all adjustments and eliminations necessary for the fair presentation of the Company’s financial position as of December 31, 2025 and 2024, and results of operations for the years ended December 31, 2025 and 2024 have been included. Such adjustments are normal and recurring in nature.

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

Redeemable Noncontrolling Interests

Noncontrolling interests represent the ownership interests in the OP held by entities other than the Company. Those noncontrolling interests that the holder is allowed to redeem before liquidation or termination of the entity that issued those interests are considered redeemable noncontrolling interests.

The OP has issued redeemable noncontrolling interests classified on the Consolidated Balance Sheets as temporary equity in accordance with ASC 480. This is presented as “Redeemable noncontrolling interests in the OP” on the Consolidated Balance Sheets and their share of “Net Income (Loss)” as “Net Income (Loss) attributable to redeemable noncontrolling interests in the OP” in the accompanying Consolidated Statements of Operations.

The redeemable noncontrolling interests were initially measured at fair value. The redeemable noncontrolling interests will be adjusted to their redemption value if such value exceeds the carrying value of the redeemable noncontrolling interests. Capital contributions, distributions and profits and losses are allocated to the redeemable noncontrolling interests in accordance with the terms of the partnership agreements of the OP.

Reclassification of Prior Year Activity on the Consolidated Statement of Cash Flows

Certain reclassifications have been made within the consolidated statements of cash flows to proceeds from asset redemptions and proceeds from sale of investments for the year ended December 31, 2024 to be comparative to the Consolidated Statement of Cash Flows for the year ended December 31, 2025.

Income Taxes

I.
U.S. REIT Status

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

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of December 31, 2025, the Company believes it is in compliance with all applicable REIT requirements.

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. A reconciliation of the deferred tax asset (liability) for the periods indicated is as follows (in thousands):

	As of December 31,
	2025				2024
	NHF TRS	NREO TRS	NHT TRSs	Combined	NHF TRS	NREO TRS	NHT TRSs	Combined
Deferred Tax Assets	$13,913	$583	$5,050	$19,546	$14,942	$290	$6,561	$21,793
Valuation Allowance	(11,486)	—	(5,050)	(16,536)	(10,487)	—	(6,535)	(17,022)
Deferred Tax Liability	—	(2,512)	—	(2,512)	—	(2,127)	(26)	(2,153)
Deferred Tax Asset (Liability), net of Valuation Allowance	$2,427	$(1,929)	$—	$498	$4,455	$(1,837)	$—	$2,618

The Company’s tax provision for annual periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the years ended December 31, 2025 and 2024 were 0.09% and (2.49%), respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of December 31, 2025 and 2024. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the years ended December 31, 2025 and 2024.

As further described in Note 3, the Company has elected to prospectively adopt the guidance in Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective rate in accordance with the guidance in ASU No. 2023-09 (in thousands, except percentages):

	December 31, 2025%
Expected Tax at U.S federal statutory rate	$(26,701)	21.0%
Tax credits	—	0.0%
Nontaxable and nondeductible items		0.0%
Non-taxable REIT income	27,200	-21.4%
Income tax refund	(2,028)	1.6%
Cross-border tax laws	—	0.0%
Other reconciling items	(523)	0.4%
Changes in tax laws or rates enacted in the current period	—	0.0%
Changes in unrecognized tax benefits	2,120	-1.7%
State income taxes, net of federal effect	43	0.0%
	$111	-0.1%

The following table presents income taxes paid, disaggregated by jurisdiction, for the periods presented (in thousands):

December 31, 2025
U.S. Federal (1)	$(529)
U.S. State
California	3
Florida (1)	(118)
Texas	80
Total state	(35)
Foreign	—
Total income tax paid (refunded) (1)	$(564)

(1)
Amounts reflect net cash taxes paid (refunded) during the period.

Net income tax expense (benefit), disaggregated by jurisdiction, is summarized in the following table (in thousands):

December 31, 2025
Current tax expense (benefit)
U.S. federal	$(1,751)
U.S. state	43
Foreign	—
Total current tax expense (benefit)	$(1,708)

Deferred tax expense (benefit)
U.S. federal	$1,597
U.S. state	—
Foreign	—
Total deferred tax expense (benefit)	$1,597

Total income tax expense (benefit)
U.S. federal	$(154)
U.S. state	43
Foreign	—
Total income tax expense (benefit)	$(111)

The following table is a reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09. Income tax expense (benefit) for the years ended December 31, 2024 differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands, except percentages):

	For the Year Ended December 31,
	2024
Expected tax at U.S. federal statutory income tax rate	$(11,592)	21.0%
Non-taxable REIT income	10,838	-19.6%
Change in valuation allowance	2,126	-3.9%
Total expense (benefit)	$1,372	-2.5%

II.
Canadian mutual fund status

Through April 17, 2025, NHT was a mutual fund trust pursuant to the Income Tax Act (Canada) (the “Tax Act”). Under the-then current tax legislation, a mutual fund trust that was not a specified investment flow-through trust (“SIFT”) pursuant to the Tax Act generally was entitled to deduct distributions of taxable income such that it was not liable to pay Canadian income taxes provided that its taxable income was fully distributed to unitholders. On April 17, 2025, in connection with the merger of NHT into the Company, NHT ceased to exist as a separate entity and no longer qualified for mutual fund trust status. Accordingly, the mutual fund trust provisions described above are no longer applicable subsequent to the merger date.

Deferred Tax Assets

As of December 31, 2025 and 2024, significant components of the net deferred tax assets (“DTA”) of the Company’s TRSs were as follows (in thousands):

	Deferred Tax Asset as of December 31, 2025	Deferred Tax Asset as of December 31, 2024
Capital loss carryover from prior year	$137	$137
Net operating loss carryover from prior year	372	298
Net operating loss carryover to be utilized in current year	75	(145)
Unrealized tax loss on investments	18,962	21,503
Total deferred tax assets	19,546	21,793
Valuation allowance	(16,536)	(17,022)
Deferred tax liability	(2,512)	(2,153)
Net deferred tax asset	$498	$2,618

The Company may not offset tax assets or liabilities from one TRS with those of another TRS. NHF TRS, LLC, one of the Company's TRSs, is estimated to generate a net taxable capital loss of $3.0 million for the year ended December 31, 2025 and generated a net taxable capital loss of $7.9 million for the year ended December 31, 2024. The Company believes it is more likely than not that it will be able to harvest capital losses within this TRS during the three succeeding taxable years to be eligible for a capital loss carryback refund claim and has therefore not applied a valuation allowance to the extent of the expected future refund claim. As such, the Company has recorded a valuation allowance of $11.5 million and $10.5 million as of December 31, 2025 and 2024, respectively, against the Company’s gross deferred tax assets to arrive at a net DTA of $2.4 million and $4.5 million as of December 31, 2025 and 2024, respectively, to reflect the expected tax benefit associated with the unrealized tax losses at this TRS. NREO TRS, LLC ("NREO TRS") has an estimated net operating loss balance of $2.1 million as of December 31, 2025 that does not have an expiration date as well as an estimated $0.7 million capital loss balance as of December 31, 2025 that will expire if not utilized by the end of 2026. The Company believes that it will be able to fully utilize the tax assets from NREO TRS and has not therefore applied a valuation allowance to the $0.6 million DTA generated by this TRS. NREO TRS, one of the Company's TRSs, had an estimated net operating loss balance of 0.7 million as of December 31, 2024 that does not have an expiration date as well as an estimated $0.7 million capital loss balance as of December 31, 2024, that will expire if not utilized within the succeeding four taxable years.

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

Realized Gain (Loss) on Investments - The Company recognizes the excess, or deficiency, of net proceeds received, less the carrying value of such investments, as realized gains or losses, respectively. The Company reverses cumulative, unrealized gains or losses previously reported in its Consolidated Statement of Operations and Comprehensive Income (Loss) with respect to the investment sold at the time of the sale.

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

Corporate general and administrative expenses - Corporate general and administrative expenses include, but are not limited to, audit fees, legal fees, listing fees, board of trustee fees, equity-based compensation expense, investor relations costs and payments of reimbursements to our Adviser for operating expenses. Additionally, in the sole discretion of the Adviser, the Adviser may elect to waive certain advisory and administrative fees otherwise due. If advisory and administrative fees are waived in a period, the waived fees for that period are considered to be waived permanently and the Adviser may not be reimbursed in the future.

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

Investments that qualify for the equity method of accounting – Under the equity method of accounting, the Company initially recognizes its investment at cost and subsequently adjusts the carrying amount of the investments for its share of earnings and losses reported by the investee, distributions received, and other-than-temporary impairments. The Company has elected the fair value option for several of its investments that would otherwise be accounted for under the equity method. Distributions from these investments are accounted for as Interest and Dividend income and mark-to-market gains and losses are included in Change in Unrealized Gains/(Losses) on the consolidated Statement of Operations and Comprehensive Income (Loss). For more information about the Company’s investments accounted for under the equity method, refer to Note 8 – Equity Method Investments. The Company has elected for certain of the equity method investments to be measured using fair value. Summarized financial information for significant equity method investments, as determined in accordance with Rule 8-03(b)(3) of Regulation S-X, for which results are not available on a timely basis, are reported on a three-month lag.

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

Investments in publicly traded companies – Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our Consolidated Balance Sheets, with changes in fair value classified in change in unrealized gain (loss) in our Consolidated Statement of Operations and Comprehensive Income (Loss). The fair values of our investments in publicly traded companies are determined based on sales prices or quotes available on securities exchanges.

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

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•
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
•
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

Valuation of Investments

As of December 31, 2025 and 2024, the Company’s fair valued investments consisted of senior loans, corporate bonds, collateralized loan obligations ("CLOs"), convertible notes, common stocks, rights, warrants, LP interests and LLC interests. The fair value of the Company’s senior loans, bonds, and CLOs are generally based on quotes received from brokers or independent pricing services. Senior loans, bonds, and CLOs with quotes that are based on actual trades with a sufficient level of activity on or near the measurement date are classified as Level 2 assets. Senior loans, bonds, and CLOs that are priced using quotes derived from implied values, indicative bids, or a limited number of actual trades are classified as Level 3 assets because the inputs used by the brokers and pricing services to derive the values are not readily observable. The Company has elected for certain of the equity method investments to be measured using fair value. The Company has elected for all debt instruments to be measured using fair value.

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

Impairment

Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. For the years ended December 31, 2025 and 2024, the Company recorded approximately $0.6 million and $5.2 million, respectively, of impairment loss on real estate held and used, which is included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of December 31, 2025 and 2024, there were zero and three properties classified as held for sale, respectively. In addition to the net real estate assets, the Consolidated Balance Sheets also include approximately $0 million and $0.1 million of accounts receivable and prepaid and other assets, and approximately $0 million and $0.8 million of accounts payable, real estate taxes payable, security deposits, prepaid rents, and other accrued liabilities related to assets held for sale as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company recorded approximately $1.8 million and $1.9 million, respectively, of losses on real estate held for sale, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Segment Reporting

In 2024, we adopted ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items in interim and annual periods and expands the GAAP disclosure requirements for interim periods. The ASU 2023-07 also explicitly requires public entities with a single reportable segment to provide all segment disclosures under GAAP. The Company identifies and discloses its reporting segment(s) in accordance with ASC 280, Segment Reporting. In applying this guidance, the Company first identifies its operating segment(s) from the component(s) where: (1) it engages in business activities from which it may recognize revenue and incur expenses, (2) its operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (3) its discrete financial information is available. Reportable segments are generally those operating segments that meet certain quantitative thresholds. The Company has determined it has two reportable segments: Diversified and Hospitality.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU-2023-09”), which introduced enhancements to income tax disclosures. The Company adopted this new standard beginning with the 2025 annual reporting, which did not have a material impact on its consolidated financial statements.

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

As of December 31, 2025, the Company, through the OP, owned eight properties through SPEs, including four in the Diversified segment, and four in the Hospitality segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of December 31, 2025 and 2024:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		December 31, 2025		December 31, 2024
White Rock Center		Dallas, Texas	2013		100%		100%
5916 W Loop 289		Lubbock, Texas	2013		100%		100%
Cityplace		Dallas, Texas	2018		100%		100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%		100%
Dallas Hilton Garden Inn		Dallas, Texas	2014	(2)	100%	(3)	54%
Addison Property		Addison, Texas	2017	(2)	0%	(3) (4)	54%
Plano Homewood Suites		Plano, Texas	2017	(2)	0%	(3) (4)	54%
Las Colinas Homewood Suites		Las Colinas, Texas	2017	(2)	0%	(3) (4)	54%
St. Petersburg Marriott		St. Petersburg, Florida	2018	(2)	100%	(3)	54%
Hyatt Place Park City		Park City, Utah	2022	(2)	100%	(3)	54%
Bradenton Hampton Inn & Suites		Bradenton, Florida	2022	(2)	100%	(3)	54%

(1)
NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2)
Reflects the date NHT or its predecessor acquired the property.
(3)
The Company owns 100% of the properties, and as of December 31, 2024, the Company owned approximately 54% of NHT.
(4)
Property was sold during the year ended December 31, 2025.

5. Consolidated Real Estate Investments

As of December 31, 2025, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheet, were as follows (in thousands):

Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of use assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,672	$1,921	$(101)	$—	$—	$13	$13,820
5916 W Loop 289	851	2,594	—	—	—	—	—	3,445
Cityplace	18,812	195,416	9,058	(6,669)	—	19,239	379	236,235
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,116	24,838	—	—	—	74	1,587	30,615
St. Petersburg Marriott	5,829	37,879	—	—	—	731	2,307	46,746
Hyatt Place Park City	3,737	20,327	—	—	—	876	3,166	28,106
Bradenton Hampton Inn & Suites	837	25,669	—	—	1,464	317	2,904	31,191
HUB Research Triangle Park	—	—	—	—	534	—	—	534
	61,997	317,395	10,979	(6,770)	1,998	21,237	10,356	417,192
Accumulated depreciation and amortization	—	(37,837)	(9,215)	4,705	(68)	—	(2,908)	(45,323)
Total Operating Properties	$61,997	$279,558	$1,764	$(2,065)	$1,930	$21,237	$7,448	$371,869

As of December 31, 2024, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheet, were as follows (in thousands):

Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of use assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,568	$1,921	$(101)	$—	$—	$13	$13,716
5916 W Loop 289	1,081	2,938	—	—	—	—	—	4,019
Cityplace	18,812	195,408	9,058	(6,669)	—	19,053	356	236,018
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,116	24,631	—	—	—	96	1,475	30,318
St. Petersburg Marriott	5,829	33,715	—	—	—	3,951	2,301	45,796
Hyatt Place Park City	3,737	19,876	—	—	—	877	3,146	27,636
Bradenton Hampton Inn & Suites	837	25,064	—	—	1,465	712	2,833	30,911
HUB Research Triangle Park	—	—	—	—	711	—	—	711
	62,227	312,200	10,979	(6,770)	2,176	24,689	10,124	415,625
Accumulated depreciation and amortization	—	(25,230)	(8,353)	3,631	(29)	—	(1,390)	(31,371)
Total Operating Properties	$62,227	$286,970	$2,626	$(3,139)	$2,147	$24,689	$8,734	$384,254

Held for Sale Properties
Plano Homewood Suites	$2,106	$5,394	$—	$—	$—	$28	$738	8,266
Las Colinas Homewood Suites	2,292	10,153	—	—	—	313	1,004	13,762
Addison Property	2,351	4,577	—	—	—	518	804	8,250
Accumulated depreciation and amortization	—	(218)	—	—	—	—	(170)	(388)
Total Held for Sale Properties	$6,749	$19,906	$—	$—	$—	$859	$2,376	$29,890

Depreciation expense was $14.1 million for the year ended December 31, 2025 and $13.6 million for the year ended December 31, 2024. Amortization expense related to the Company’s intangible lease assets was $0.9 million for the year ended December 31, 2025 and $1.6 million for the year ended December 31, 2024. Amortization expense related to the Company's intangible lease liabilities was $1.1 million for the year ended December 31, 2025 and $1.4 million for the year ended December 31, 2024. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $1.0 million for the year ended December 31, 2025 and $1.0 million for the year ended December 31, 2024.

Acquisitions

There were no acquisitions by the Company for the year ended December 31, 2025. During the year ended December 31, 2024, as a result of the NHT Acquisition, the Company consolidated the following properties: Dallas Hilton Garden Inn, Addison Property, Plano HomeWood Suites, Las Colinas HomeWood Suites, St. Petersburg Marriott, Hyatt Place Park City, Bradenton Hampton Inn & Suites.

Dispositions

The Company sold three properties for the year ended December 31, 2025 as detailed in the table below (in thousands). The Company did not sell any properties during the year ended December 31, 2024.

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
Plano HomeWood Suites	Plano, Texas	1/24/2025	$8,300	$8,154	$11
Addison Property	Addison, Texas	4/18/2025	$6,400	$6,308	$(88)
Las Colinas HomeWood Suites	Las Colinas, Texas	4/8/2025	$14,000	$13,844	$114

6. Debt

The following table contains summary information of the Company’s debt as of December 31, 2025 and 2024 (dollars in thousands):

			Outstanding principal as of	Outstanding principal as of
Description		Type	December 31, 2025	December 31, 2024	Interest Rate	Maturity Date (7)
Mortgages Payable
Cityplace Note A-1	(1)	Floating	$97,755	$99,435	6.15%	3/8/2026
Cityplace Note A-2	(1)	Floating	12,306	12,517	6.15%	3/8/2026
Cityplace Note B-1	(1)	Floating	21,384	21,751	10.15%	3/8/2026
Cityplace Note B-2	(1)	Floating	2,692	2,738	10.15%	3/8/2026
Cityplace Mezz Note-1	(1)	Floating	3,055	3,107	10.15%	3/8/2026
Cityplace Mezz Note-2	(1)	Floating	385	391	10.15%	3/8/2026
NHT - Note A	(2)	Floating	26,381	50,188	6.15%	2/8/2026
NHT - Note B	(2)	Floating	12,702	24,165	10.61%	2/8/2026
NHT - PC & B Loan	(3)	Floating	38,580	37,875	8.85%	2/5/2026
White Rock Center Note	(4)	Fixed	10,000	10,000	10.00%	8/2/2029
Notes Payable
Dominion Note		Floating	13,250	13,250	6.75%	8/8/2026
Raymond James Loan		Floating	—	11,000
NexBank Revolver	(5)	Floating	10,994	16,485	7.75%	5/21/2026
Convertible Notes Due to Affiliates		Fixed	58,111	57,986	2.25% - 7.50%	2/14/2027 - 9/30/2042
Promissory Notes Due to Affiliates		Fixed	817	—	7.33%	4/17/2027
Prime Brokerage Borrowing
Jefferies Line of Credit		Floating	5,136	1,222	4.14%	N/A (8)
Total Debt			$313,548	$362,110
Fair market value adjustment, net of accumulated amortization	(6)		(6,222)	(7,740)
Deferred financing costs			(303)	(315)
			$307,023	$354,055

(1)
This debt is secured by the following property: Cityplace.
(2)
This debt is secured by the following properties: HGI Property and the St. Pete Property.
(3)
This debt is secured by the following properties: Park City and Bradenton.
(4)
This debt is secured by the following property: White Rock Center.
(5)
This debt is secured by the following property and investments: 5916 W Loop 289 and IQHQ, LP ("IQHQ LP").
(6)
The Company recorded a valuation adjustment of the Convertible Notes Due to Affiliates upon the consolidation of NHT to adjust for the difference between the fair value and the outstanding principal amount of the debt. The difference is amortized into interest expense.
(7)
See Note 18 for additional information regarding the maturity date of the loans.
(8)
This debt balance has no stated maturity date.

Cityplace Debt

The Company has debt on Cityplace pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. On April 15, 2025, the lender agreed to defer the maturity of Cityplace debt by twelve months to March 8, 2026. Effective as of March 8, 2026, the lender agreed to defer the maturity to May 8, 2026. Management is currently engaged in discussions with the lender regarding the extension of the maturity date of the Cityplace debt. Management can give no assurance that the lender will agree to such an extension.

Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $137.6 million principal balance outstanding as of December 31, 2025, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued.

The weighted average interest rate of the Company’s debt related to its Cityplace investment was 6.95% as of December 31, 2025 and 7.65% as of December 31, 2024. The one-month SOFR was 3.79% as of December 31, 2025 and 4.33% as of December 31, 2024.

The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of December 31, 2025, the Company believes it is in compliance with all such covenants.

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

Mortgages Payable, Hospitality

On February 28, 2019, a subsidiary of the Company, entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP ("ACORE"). The Note A Loan and Note B Loan are secured by the HGI Property and the St. Pete Property. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and was set to mature on February 8, 2026. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and was set to mature on February 8, 2026. See Note 18 for a discussion of the extension of the maturity dates of the Note A Loan and Note B Loan. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition. As of December 31, 2025, the Note A Loan and the Note B Loan had an outstanding balance of $26.4 million and $12.7 million and effective interest rates of 6.15% and 10.61%, respectively. For the year ended December 31, 2025, NHT paid $2.2 million and $1.8 million in interest on the Note A Loan and the Note B Loan, respectively.

On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, the Company, through its subsidiaries entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued. The outstanding balance on the PC & B Loan as of December 31, 2025 was $38.6 million, with $0.7 million available to draw on for renovation purposes as of December 31, 2025. See Note 18 for a discussion of the extinguishment of the PC & B Loan.

The loan documents, including the guaranty, for the PC & B Loan and the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants. As of December 31, 2025, the Company is in compliance with all debt covenants.

Notes Payable, Hospitality

NHT and certain of its subsidiaries also entered into several convertible notes with affiliates of the NHT Adviser since January 8, 2019. On April 17, 2025, the notes were amended and restated in connection with the closing of the NHT Merger and the obligations thereunder were assumed by NXDT Hospitality Holdco, LLC (“Hospitality Holdco”), a wholly-owned subsidiary of the Company. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature between February 14, 2027 and September 30, 2042. For $0.1 million of the notes, the principal and interest is convertible into membership interest units of Hospitality Holdco (the “Hospitality Holdco Units”) at the fair market price of the Hospitality Holdco Units at the time of conversion any time during the term of the note. For $44.2 million of the notes, the principal of the notes is convertible into Hospitality Holdco Units, at prices ranging from $1.44 to $2.50 for a period of five years from its date of issuance (with the expiration of conversion rights ranging from June 25, 2026 to September 30, 2027). One note issued to Highland Global Allocation Fund in the amount of $8.5 million, and two notes issued to Highland Opportunities and Income Fund in the aggregate amount of $5.2 million are not convertible into Hospitality Holdco Units. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of December 31, 2025, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $51.9 million.

Promissory Notes Payable to Affiliates

In connection with the NHT Merger, on April 17, 2025, several promissory notes were issued to certain affiliates of the Company due to a limitation on common shares issued to affiliates of the issuer by the New York Stock Exchange. The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 17, 2027, with two one-year extension options. As of December 31, 2025, the carrying amount of the promissory notes due to affiliates under the notes was $0.8 million.

Credit Facility

On January 8, 2021, the Company entered into a $30.0 million credit facility (the "Raymond James Loan") with Raymond James Bank, N.A. On October 20, 2023, Raymond James Bank, N.A. agreed to amend the terms of the Raymond James Loan, which, among other things, extended the maturity date to October 6, 2025 and amended the credit limit to

$20.0 million. During the year ended December 31, 2025, the Company paid down $11.0 million on the Raymond James Loan and fully extinguished the debt.

Revolving Credit Facility

On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, a maturity date of May 21, 2024 and the option to extend the maturity two times by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. On November 21, 2025, the Company elected to extend the maturity by six months to May 21, 2026. During the year ended December 31, 2025, the Company paid down $5.5 million on the NexBank Revolver. As of December 31, 2025, the NexBank Revolver bears interest at one-month SOFR plus 3.50% and matures on May 21, 2026. As of December 31, 2025, the NexBank Revolver had an outstanding balance of $11.0 million.

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

Prime Brokerage Borrowing

Effective July 2, 2022, the Company entered a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of December 31, 2025, the Company had a margin balance of approximately $5.1 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $21.6 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to December 31, 2025 are as follows (in thousands):

	Credit Facilities	Mortgages Payable	Notes Payable	Prime Brokerage Borrowing	Total
2026	$10,994	$215,240	$13,250	$—	$239,484
2027	—	—	21,317	—	21,317
2028	—	—	—	—	—
2029	—	10,000	—	—	10,000
2030	—	—	—	—	—
Thereafter	—	—	37,611	5,136	42,747
Total	$10,994	$225,240	$72,178	$5,136	$313,548

7. Variable Interest Entities

As of December 31, 2025, and 2024, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

				Percentage Ownership as of		Relationship as of
Entities	Instrument	Asset Type		December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage		53.0%	52.8%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage		33.8%	29.5%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft		16.4%	16.4%	VIE	VIE
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily		50.0%	50.0%	VIE	VOE
Life Sciences II DST	DST investment	Life science		25.8%	25.8%	VIE	VIE
Semiconductor DST	DST investment	Industrial		19.2%	16.8%	VIE	VIE
Capital Acquisitions Partners, LLC	LLC interest	Multifamily		20.9%	20.9%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage		12.9%	15.6%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental		12.3%	11.4%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental		28.0%	30.8%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science		0.9%	1.2%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	(1)	100%	100%	VIE	VIE
AMS C-Store JV, LLC	Preferred Shares	Retail	(2)	100%	0%	VIE	N/A

(1)
The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc. ("NHI"), but it does not own any of the outstanding common stock of NHI.
(2)
The Company owns 100% of the preferred stock of AMS, but it does not own any of the outstanding common stock of AMS.

The maximum exposure to loss of value for the VIE investments includes both the carrying value of each investment, as presented in the tables in Note 8 and 10, and the Company’s exposure through additional arrangements. The Company has provided guarantees on certain debt obligations of some of the VIEs, see Note 14 for further details.

Consolidated VIEs

The Company did not have any consolidated VIEs as of December 31, 2025 and 2024.

8. Equity Method Investments

Below is a summary of the Company’s equity method investments as of December 31, 2025 (dollars in thousands):

Investee Name	Instrument	Asset Type	Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$8,114	$(9,590)	$17,704	$(1,741)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	(4,631)	339	(4,970)	57
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,324	12,324	—	3
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(8)	12,650	11,756	894	100
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		700	1,717	(1,017)	292
					$29,157	$16,546	$12,611	$(1,289)

Below is a summary of the Company's investments as of December 31, 2025 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	12.9%	(6)	$56,557
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	15.9%	(6)	41,568
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	12.3%	(6)	118,599
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%	(3)	51,673
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	33.8%		34,470
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	28.0%		28,573
LLV Holdco, LLC	LLC interest	Land	26.8%		1,598
AMS C-Store JV, LLC	Preferred stock	Retail	100.0%	(9)	18,420
					$351,458

Below is a summary of the Company’s equity method investments as of December 31, 2024 (dollars in thousands):

Investee Name	Instrument	Asset Type	Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$10,055	$(9,590)	$19,645	$70
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	18,081	14,970	3,111	(155)
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,321	12,321	—	10
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(8)	13,565	10,488	3,077	1,414
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		407	1,717	(1,310)	126
					$54,429	$29,906	$24,523	$1,465

Below is a summary of the Company's investments as of December 31, 2024 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	15.6%	(6)	$76,396
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	12.0%	(6)	32,949
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
Allenby, LLC	LLC interest	N/A	50.0%	(5)	—
Haygood, LLC	LLC interest	N/A	31.0%	(7)	—
LLV Holdco, LLC	LLC interest	Land	26.8%		2,606
NexPoint Storage Partners, Inc.	Common stock	Self-storage	52.8%	(3)	62,709
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	29.5%		34,172
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.4%	(6)	151,706
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	30.8%		37,953
					$398,491

(1)
Represents the Company’s percentage share of net assets of the investee per the investee’s books and records.
(2)
Represents the difference between the basis at which the investments in unconsolidated ventures are carried by the Company and the Company's proportionate share of the equity method investee's net assets. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in the Company’s share of equity in earnings of the joint venture.
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
(5)
The Company has a 50% non-controlling interest in Claymore Holdings, LLC (“Claymore”) and Allenby, LLC. The Company has determined it is not the primary beneficiary and does not consolidate these entities.
(6)
The Company owns less than 20% of the investee but has significant influence due to members of the management team serving on the board of the investee or its parent and as such, accounts for the investee using the equity method.
(7)
The Company has a 31% non-controlling interest in Haygood, LLC. The Company has determined it is not the primary beneficiary and does not consolidate this entity.
(8)
The Company owns less than 20% of the investee but has significant influence due to the legal nature of a partnership that implies an inherent right to influence the operating and financial policies of the partnership.

(9)
The Company owns 100% of the preferred units in AMS C-Store JV, LLC but is not deemed to be the primary beneficiary and does not have a controlling financial interest of the investee and as such, accounts for the investee using the equity method.

Marriott Uptown Basis

As of December 31, 2025, the Company held an equity method investment in AM Uptown, LLC (“Marriott Uptown”). The Company accounts for this investment under the equity method of accounting, as it has the ability to exercise significant influence over operating and financial policies.

During 2025, the Company received cash distributions that exceeded the Company’s equity method investment balance. Because the Company has continuing obligations to Marriott Uptown, including a guarantee of certain recourse carve-outs, commonly referred to as “bad boy” guarantees, the excess of distributions over the carrying value of the investment was not recognized as a gain. Instead, the Company recorded a liability, which is presented within “Accounts payable and other accrued liabilities” on the Consolidated Balance Sheets.

The Company will continue to evaluate the investment for indications of other-than-temporary impairment and will assess whether its obligations under the guarantee require recognition of additional liabilities.

Significant Equity Method Investments

For its annual reporting, the Company assesses and presents summarized financial information for its significant equity method investments in accordance with Rule 8-03(b)(3) of Regulation S-X. The Company reports the financial information on a three-month lag, to align with the availability of investee financials. NexPoint Real Estate Finance, Inc. ("NREF"), VineBrook Homes Trust, Inc. ("VineBrook") and NexPoint Storage Partners, Inc. (“NSP”) do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities.

The table below presents summarized statement of operations for the nine months ended September 30, 2025 for the Company’s equity method investments (dollars in thousands):

	NREF	VineBrook	NSP	Other	Total
Revenues
Rental income	$6,401	$270,645	$91,114	$8,784	$376,944
Net interest income	36,075	—	1,092	—	37,167
Other income	88,926	10,349	4,088	21,700	125,063
Total revenues	$131,402	$280,994	$96,294	$30,484	$539,174

Expenses
Total expenses	$25,906	$433,577	$80,884	$19,562	$559,929
					—
Gain (loss) on sales and impairment of real estate	3,718	2,963	—	—	6,681
Other income (expense)	(10,119)	140	(55,392)	(11,955)	(77,326)
Unrealized gain (loss) on derivatives	—	(12,495)	—	—	(12,495)
Total comprehensive income (loss)	$99,095	$(161,975)	$(39,982)	$(1,033)	$(103,895)

The table below presents the summarized statement of operations for the nine months ended September 30, 2024 for the Company’s significant equity method investments (dollars in thousands):

	NREF	VineBrook	NSP	Other	Total
Revenues
Rental income	$6,316	$268,115	$89,686	$8,422	$372,539
Net interest income	6,444	—	1,477	3,344	11,265
Other income	728	4,571	4,687	48,066	58,052
Total revenues	$13,488	$272,686	$95,850	$59,832	$441,856

Expenses
Total expenses	$27,664	$393,196	$99,135	$20,263	$540,258

Gain (loss) on sales and impairment of real estate	—	(19,773)	621	—	(19,152)
Other income (expense)	34,982	1,485	(81,743)	(17,872)	(63,148)
Unrealized gain (loss) on derivatives	—	(18,055)	—	—	(18,055)
Total comprehensive income (loss)	$20,806	$(156,853)	$(84,407)	$21,697	$(198,757)

9. Fair Value of Financial Instruments

The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$54	$—	$54
Common stock	57,278	—	120,690	177,968
Convertible notes	—	—	11,994	11,994
LLC interest	—	—	54,488	54,488
LP interest	—	56,558	147,172	203,730
Preferred Shares	—	—	73,388	73,388
Rights and warrants	—	—	4	4
Senior loan	—	58	46,926	46,984
	$57,278	$56,670	$454,662	$568,610

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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the year ended December 31, 2025 (in thousands):

	December 31, 2024	Contributions/ purchases	Paid in-kind dividends	Transfer Into (Out of) Level 3	Redemptions/ conversions	Realized gain/ (loss)	Unrealized gain/ (loss)	December 31, 2025
Common stock	$157,828	$1,857	$—	$—	$(3,687)	$1,511	$(36,819)	$120,690
Convertible notes	20,846	—	—	—	(9,194)	—	342	11,994
LLC interest	36,777	25,238	2,184	—	(3,996)	3,344	(9,059)	54,488
LP interest	189,659	2,660	—	—	—	—	(45,147)	147,172
Preferred Shares	69,895	—	5,743	—	(2,250)	—	—	73,388
Rights and warrants	—	—	—	4	—	—	—	4
Senior loan	43,693	—	5,194	—	(1,649)	2	(314)	46,926
Total	$518,698	$29,755	$13,121	$4	$(20,776)	$4,857	$(90,997)	$454,662

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the year ended December 31, 2024 (in thousands):

	December 31, 2023	Contributions/ purchases	Paid in-kind dividends	Transfer Into (Out of) Level 3	Investments (Eliminated) Acquired Through Consolidation (1)	Redemptions /conversions	Return of capital	Realized gain/ (loss)	Unrealized gain/(loss)	December 31, 2024
CLO	$1,215	$—	$—	$—	$—	$—	$(1,266)	$(22,735)	$22,786	$—
Common stock	176,256	904	—	—	(7,757)	—	—	—	(11,575)	157,828
Convertible notes	42,251	—	—	—	(21,129)	—	—	—	(276)	20,846
LLC interest	39,399	742	—	—	—	—	—	—	(3,364)	36,777
LP interest	195,898	5,459	—	—	—	—	—	—	(11,698)	189,659
Preferred Shares	66,268	—	5,327	—	—	(1,700)	—	—	—	69,895
Rights and warrants	—	—	—	—	—	—	—	—	—	—
Senior loan	46,353	7,282	4,350	—	—	(14,902)	—	633	(23)	43,693
Total	$567,640	$14,387	$9,677	$—	$(28,886)	$(16,602)	$(1,266)	$(22,102)	$(4,150)	$518,698

(1)
As a result of the NHT consolidation, certain investments were eliminated or acquired.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of December 31, 2025.

		Significant
Category	Valuation Technique	Unobservable Inputs	Input/Range Values	Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10 - $1.10 ($0.565)	$120,690
	Discounted Cash Flow	Discount Rate	7.00% - 14.00% (9.50%)
		Market Rent (per sqft)	$13.00 - $42.50 ($27.75)
	NAV Approach	Discount Rate	10.00%
		NAV per Share	$4.18
	Multiples Analysis	Multiple of EBITDA	3.50x - 4.75x (4.125x)
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)	$1,211.00

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08% - 8.08% (7.08%)	11,994

LLC Interest	Discounted Cash Flow	Discount Rate	7.00% - 27.00% (12.75%)	54,488
		Market Rent (per sqft)	$13.00 - $42.50 ($27.75)
		Capitalization Rate	5.375%

LP Interest	Market Approach	Capitalization Rate	5.50% - 6.00% (5.75%)	147,172
		Terminal Capitalization Rate	6.09%
	NAV Approach	Discount Rate	5.00% - 10.00% (7.50%)
		NAV per Share	4.50% - 5.00% (4.75%)

Preferred Shares	Liquidation Analysis	Par	$1,000.00	73,388

Rights and Warrants		Price per Share	$0.08	4

Senior Loan	Discounted Cash Flow	Discount Rate	12.50% - 17.50% (14.13%)	46,926

Total				$454,662

The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of December 31, 2024.

Category	Valuation Technique	Unobservable Inputs	Input/Range Values	Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10-$0.90($0.48)	$157,828
	Discounted Cash Flow	Discount Rate	7.00% - 14.50% (9.63%)
		Market Rent (per sqft)	$13.00-$42.50($27.75)
	NAV Approach	Discount Rate	10.0%
		NAV per Share	$12.75
	Multiples Analysis	Multiple of EBITDA	3.00x - 4.25x (3.63x)
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)	$1,149.00
		N/A	$25.31-$28.00($26.66)
		Discount to NAV	(30.00)% - (20.00%) (25.00%)
		Offer Price per Share	$4.27

Convertible Notes	Discounted Cash Flow	Discount Rate	6.08% - 8.08% (7.08%)	20,846

LLC Interest	Discounted Cash Flow	Discount Rate	7.00% - 26.00% (12.50%)	36,777
		Market Rent (per sqft)	$13.00-$42.50($27.75)

LP Interest	Direct Capitalization Approach	Capitalization Rate	5.25% - 5.50% (5.38%)	189,659
	Market Approach	Discount to NAV	(7.5)%
	Recent Transaction	Price per Share	$16.41

Preferred Shares	Liquidation Analysis	Par	$1,000.00	69,895

Senior Loan	Discounted Cash Flow	Discount Rate	13.30% - 26.00% (19.65%)	43,693

Total				$518,698

Financial Instruments Not Carried at Fair Value

At December 31, 2025 and 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accrued interest and dividends, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, income tax payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current credit worthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. Long-term indebtedness is carried at amounts that reasonably approximate their fair value at December 31, 2025 and 2024, except for the following debt (in thousands):

	December 31, 2025		December 31, 2024
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Notes payable	$83,172	$67,959	$98,721	$78,607

Other Financial Instruments

Redeemable noncontrolling interests in the OP and the 9.00% Series B Cumulative Redeemable Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share (the "Series B Preferred Shares"), have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the liquidation preference of the Series B Preferred Shares, less non-contingent redemption fees. The non-contingent fees reduce the amount of cash the Company would be required to pay upon redemption. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP and the Series B Preferred Shares are classified as Level 2 if they are adjusted to their redemption value. The redemption value of the redeemable noncontrolling interests in the OP is based on the fair value of the Company's common stock at the redemption date, and therefore, is calculated based on the fair value of the Company's common stock at the balance sheet date. As of December 31, 2025, the redemption value of the redeemable noncontrolling interests in the OP and the Series B Preferred Shares was less than the carrying value on the Consolidated Balance Sheets.

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

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The Hospitality segment has an interest rate cap agreement related to the notes payable on the Park City and Bradenton properties. As of December 31, 2025 and 2024, the interest rate cap agreements effectively cap one-month SOFR on $38.6 million and $37.9 million, respectively, of the Hospitality segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%.

To comply with the provisions of ASC 820, Fair Value Measurement, the Hospitality segment incorporates credit valuation adjustments to reflect counterparty nonperformance risk in the fair value measurements of its derivative instruments, as the Hospitality segment’s derivatives were in an asset position as of December 31, 2025 and 2024. Although the majority of the inputs used to value the Hospitality segment’s derivatives fall within Level 2 of the fair value hierarchy, any credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the counterparties. The Company has determined that the impact of any such credit valuation adjustments, based on the fair value of each individual contract, was not significant to the overall valuation. In addition, for certain derivative instruments, such as interest rate caps, the Hospitality segment has no ongoing performance obligation, and therefore no credit valuation adjustment is required. As a result, all of the Hospitality segment’s derivatives held as of December 31, 2025 and 2024 were classified as Level 2 of the fair value hierarchy.

Changes in fair value of the interest rate caps are recorded directly as interest expense on the Consolidated Statement of Operations and Comprehensive Income (Loss). For the years ended December 31, 2025 and 2024, the Company recorded $(27.2) thousand and $(27.1) thousand, respectively, in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps is $0.1 million as of December 31, 2025 and $0.2 million, as of December 31, 2024, and is recorded as interest rate caps in the Consolidated Balance Sheets.

As of December 31, 2025, the Hospitality segment had the following outstanding interest rate caps (in thousands):

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	February 5, 2026

As of December 31, 2024, the Hospitality segment had the following outstanding interest rate caps (in thousands):

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	March 5, 2025

10. Investments in DSTs

The Company invested in the Class 1 Beneficial Interests (“Class 1”) in two Delaware Statutory Trusts (DSTs). The Class 1 are accounted for as investments in equity securities without readily determinable fair values under the measurement alternative, which measures the investment at cost minus impairment, if any, plus or minus changes in fair value when observable prices are identified. As the Class 1 are still being actively issued, the investments are held at cost with no upward or downward fair value adjustment nor impairment losses to date. Therefore, the fair value of the Investment in DSTs utilizing Level 3 inputs approximate their carrying amount. The Company recognized $1.88 million and $0.7 million, respectively, in dividend income for the years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company held the following investments (dollars in thousands):

Balances, as of December 31, 2025	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559

As of December 31, 2024, the Company held the following investments (dollars in thousands):

Balances, as of December 31, 2024	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,296,851	20,959
Total		$30,559

11. Shareholders’ Equity

Common Shares

As of December 31, 2025, the Company had 50,132,605 common shares, par value $0.001 per share, issued and outstanding, 7,453,036 of which were issued during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company made the following distributions:

Payment Date (1)	Distribution Rate per Share	Ex-Date	Record Date
December 31, 2025	$0.15	11/21/2025	11/21/2025
September 30, 2025	$0.15	8/14/2025	8/14/2025
June 30, 2025	$0.15	5/9/2025	5/9/2025
March 31, 2025	$0.15	2/28/2025	2/28/2025
(1)
The distributions paid consisted of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company's common shares.

As of December 31, 2024, the Company had 42,679,569 common shares issued and outstanding. 4,289,969 shares were issued during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company made the following distributions:

Payment Date (1)	Distribution Rate per Share	Ex-Date	Record Date
December 31, 2024	$0.15	11/15/2024	11/15/2024
September 30, 2024	$0.15	8/15/2024	8/15/2024
June 28, 2024	$0.15	5/14/2024	5/14/2024
March 28, 2024	$0.15	2/15/2024	2/15/2024
(1)
The distributions paid consisted of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company's common shares.

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

During the year ended December 31, 2025, the Company made the below distributions on its Series A Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
December 31, 2025	$0.34375	12/23/2025	12/23/2025
September 30, 2025	$0.34375	9/23/2025	9/23/2025
June 30, 2025	$0.34375	6/23/2025	6/23/2025
March 31, 2025	$0.34375	3/24/2025	3/24/2025

During the year ended December 31, 2024, the Company made the below distributions on its Series A Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
December 31, 2024	$0.34375	12/23/2024	12/23/2024
September 30, 2024	$0.34375	9/23/2024	9/23/2024
July 1, 2024	$0.34375	6/24/2024	6/24/2024
March 31, 2024	$0.34375	3/25/2024	3/25/2024

Distributions on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.

Series B Preferred Shares

On January 30, 2025, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. As of December 31, 2025, the Company has issued 911,003 Series B Preferred Shares for gross proceeds of $22.4 million before deducting selling commissions and dealer manager fees of approximately $2.0 million, and organization and offering costs of approximately $0.1 million. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time.

During the year ended December 31, 2025, the Company declared the below distributions on its Series B Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
April 6, 2026	$0.18750	3/25/2026	3/25/2026
March 5, 2026	$0.18750	2/25/2026	2/25/2026
February 5, 2026	$0.18750	1/23/2026	1/23/2026
January 5, 2026	$0.18750	12/24/2025	12/24/2025
December 5, 2025	$0.18750	11/25/2025	11/25/2025
November 5, 2025	$0.18750	10/24/2025	10/24/2025
October 6, 2025	$0.18750	9/25/2025	9/25/2025
September 5, 2025	$0.18750	8/25/2025	8/25/2025
August 5, 2025	$0.18750	7/25/2025	7/25/2025
July 7, 2025	$0.18750	6/25/2025	6/25/2025
June 5, 2025	$0.18750	5/23/2025	5/23/2025
May 5, 2025	$0.18750	4/25/2025	4/25/2025
April 7, 2025	$0.18750	3/25/2025	3/25/2025
March 5, 2025	$0.18750	2/25/2025	2/25/2025

Distributions on the Series B Preferred Shares are cumulative from their original issue date at the annual rate of 9% of the $25 per share initial stated value and are payable monthly on the fifth day of each calendar month or, if such date is not a business day, on the next succeeding business day.

Share Repurchase Program

On October 28, 2024, the Board authorized us to repurchase an indeterminate number of common shares and Series A Preferred Shares, at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 28, 2026. We may utilize various methods to affect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time.

During the year ended December 31, 2025, the Company repurchased 562,157 of its common shares at a total cost of approximately $1.9 million, or $3.35 per share on average. During the year ended December 31, 2024, the Company did not repurchase any of its common shares.

Long Term Incentive Plan

On January 30, 2023, the Company’s shareholders approved a long-term incentive plan (the “2023 LTIP”, as amended by the A&R 2023 LTIP (as defined below), the “LTIP”) and the Company subsequently filed a registration statement on Form S-8 registering 2,545,000 common shares, which the Company may issue pursuant to the 2023 LTIP. On June 10, 2025, the Company’s shareholders approved an amendment and restatement of the 2023 LTIP (the “A&R 2023 LTIP”) and the Company subsequently filed a registration statement on Form S-8 registering an additional 943,000 common shares, which the Company may issue pursuant to the A&R 2023 LTIP. The LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of share options, appreciation rights, restricted shares, restricted share units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common shares or factors that may influence the value of the Company’s common shares, plus cash incentive awards, for the purpose of providing the Company’s trustees, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), and potentially certain nonemployees who perform employee-type functions, incentives and rewards for performance (the "participants").

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

As of December 31, 2025 and 2024, the Company had 2,463,802 and 1,438,049 unvested units under the LTIP, respectively.

The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the year ended December 31, 2025:

	2025
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2025	1,438,049		$7.35
Granted	1,510,235		3.73
Vested	(449,024)	(1)	3.76
Forfeited	(35,458)		5.90
Outstanding December 31, 2025	2,463,802		$5.81

(1)
Certain key employees of the Adviser elected to net the taxes owed upon the vesting against the shares issued resulting in 358,173 shares being issued as shown on the Consolidated Statements of Equity.

The following table contains information regarding the vesting of restricted share units under the LTIP as of December 31, 2025:

	Shares Vesting
	February	March	April	June	Total
2026	—	234,527	397,608	164,797	796,932
2027	355,614	234,527	130,974	—	721,115
2028	355,614	234,527	—	—	590,141
2029	355,614	—	—	—	355,614
Total	1,066,842	703,581	528,582	164,797	2,463,802

For the years ended December 31, 2025 and 2024, the Company recognized approximately $4.7 million and $3.0 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of December 31, 2025, the Company had recognized a liability of approximately $1.8 million related to distributions earned on restricted share units that are payable in cash upon vesting. As of December 31, 2025, total unrecognized compensation expense on restricted share units was approximately $9.4 million, and the expense is expected to be recognized over a weighted average vesting period of 1.4 years. As of December 31, 2024, total unrecognized compensation expense on restricted share units was approximately $8.0 million, and the expense is expected to be recognized over a weighted average vesting period of 1.5 years.

12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of the Company’s common shares outstanding and excludes any unvested restricted share units issued pursuant to the 2023 LTIP.

Diluted earnings (loss) per share is computed by adjusting basic earnings per share for the dilutive effect of the assumed vesting of restricted share units and assumed conversion of Series B Preferred Shares. During periods of net loss, the assumed vesting of restricted share units and the assumed conversion of Series B Preferred Shares is anti-dilutive and is not included in the calculation of earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Year Ended December 31,	Year Ended December 31,
		2025	2024
Numerator for loss per share:
Net income (loss) attributable to common shareholders		$(130,192)	$(51,349)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		46,252	40,229
Denominator for basic loss per share		46,252	40,229
Weighted average unvested restricted stock units		162	1,269
Weighted average number of common shares from assumed conversion of Series B Preferred Shares		397	—
Denominator for diluted earnings per share	(1)	46,252	40,229

Loss per weighted average common share:
Basic		$(2.81)	$(1.28)
Diluted		$(2.81)	$(1.28)

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

As of December 31, 2025 and 2024, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.

On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid in one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2025 annual meeting of shareholders, the Company’s shareholders approved issuances in excess of the Share Cap. During the year ended December 31, 2025, we issued 937,026.44 common shares to the Adviser in payment of the Fees in an amount of $4.3 million.

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

Advisory Fees, NHT

Prior to the closing of the NHT Merger on April 17, 2025, NHT was externally managed by the NHT Adviser. In accordance with the NHT Advisory Agreement, the Company paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value (as defined below). Under the direct supervision of the REIT, the duties performed by NHT’s Adviser under the terms of the NHT Advisory Agreement include, but are not limited to: providing daily management for NHT, selecting and working with third party service providers, overseeing the third party manager, formulating an investment strategy for NHT and selecting suitable properties and investments, managing NHT’s outstanding debt and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the renovation program or overseeing a third party vendor that implements the renovation program. REIT Asset Value means the value of NHT’s total assets, as determined in accordance with International Financial Reporting Standards (IFRS) except that such value shall only consolidate NHT’s and NHT Holdings, LLC assets plus NHT’s pro rata share of leverage at NHT OP. Pursuant to the terms of the NHT Advisory Agreement, NHT will reimburse the NHT Adviser for all documented Operating Expenses and offering expenses it incurs on behalf of NHT. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the NHT Adviser that outside professionals or outside consultants would otherwise perform and NHT’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the NHT Adviser required for NHT’s operations. Operating Expenses do not include expenses for the advisory services described in the NHT Advisory Agreement. Certain Operating Expenses, such as NHT’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the NHT Adviser or its affiliates that relate to the operations of NHT, may be billed monthly to NHT under a shared services agreement.

As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. As of December 31, 2025 there is a remaining payable of advisory fees of $11.3 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining outstanding advisory fees under the NHT Advisory Agreement, and the termination of the NHT Advisory Agreement incurred a termination fee of $3.5 million that is recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

For the years ended December 31, 2025 and 2024, the Company incurred Administrative Fees and Advisory Fees of $13.2 million and $13.3 million, respectively.

Expense Cap, NHT

Prior to the closing of the NHT Merger on April 17, 2025, the terms of the NHT Advisory Agreement, expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap does not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with mergers and acquisitions, extraordinary litigation, or other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended December 31, 2024, NHT incurred expenses subject to the NHT Expense Cap of $3.4 million. From January 1, 2025 through April 17, 2025, NHT incurred expenses subject to the NHT Expense Cap of $1.9 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining expense reimbursement obligations under the NHT Advisory Agreement.

Loans from Affiliates

As of December 31, 2025, a subsidiary of the Company has assumed several convertible notes issued by NHT to certain affiliates of the former NHT Adviser totaling $51.9 million (see Note 6 to our consolidated financial statements). The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheet.

Revolving Credit Facility, NXDT

On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50%. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. On November 21, 2025, the Company elected to extend the maturity by six months to May 21, 2026. As of December 31, 2025, the NexBank Revolver had an outstanding balance of $11.0 million.

Guaranties of NexPoint Storage Partners, Inc. Debt

On October 4, 2024, the Company entered into a Guaranty Agreement (Recourse Obligations), dated October 4, 2024 (the “Citi Guaranty”) for the benefit of JPMorgan Chase Bank, National Association and Citi Real Estate Funding, Inc. (collectively, the “Citi Lender”) under a loan agreement (the "Citi Loan Agreement"), by and among the borrowers thereunder (collectively, “Citi Borrower”) and the Citi Lender. The Company is the owner of an indirect interest in Citi Borrower and entered into the Citi Guaranty as a condition of the Citi Lender lending to Citi Borrower under the Citi Loan Agreement. Pursuant to the Citi Guaranty, the Company guarantees the Guaranteed Obligations (as defined in the Citi Loan Agreement). The Guaranteed Obligations consist of liability for losses suffered by the Citi Lender arising out of certain bad acts, such as if the Citi Borrower takes actions that are fraudulent or improper or upon certain violations of the Citi Loan Agreement. The Guaranteed Obligations also include the full payment of the debt upon the occurrence of certain events including borrower voluntarily filing for bankruptcy or similar liquidation or reorganization action or upon certain other violations of the Citi Loan Agreement. The Citi Loan Agreement provides for a loan of $750.0 million to Citi Borrower. The Citi Loan Agreement is set to mature on November 1, 2029. Borrowings outstanding under the Citi Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising Citi Borrower.

On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with NexPoint Real Estate Finance, Inc. (“NREF”), Highland Opportunities and Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of December 31, 2025. As of December 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $15.0 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.

NexBank Guaranty

The Company is a guarantor and an indemnitor on the NexBank Revolver. As of December 31, 2025, the NexBank Revolver had an outstanding balance of $11.0 million. The Company guarantees the borrowers’ obligations under the loan agreement and the guaranty is a guaranty of payment and performance, not of collection, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the Company is responsible for indemnifying the lender against losses, claims, damages, and costs (including attorneys' fees) arising from the borrowers’ or any other loan party’s breach of its warranties, representations, and agreements under the loan agreement. The Company has not recorded a contingent liability with respect to this guaranty as the borrowers are current on all debt payments and in compliance with all debt compliance provisions.

Guaranties of WLIF I

The Company is a guarantor on certain loans made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $118.5 million outstanding as of December 31, 2025. The obligations consist of two separate guaranty instruments: (i) an Amended and Restated Guaranty of Collection, under which the Company's liability is limited to any deficiency remaining after the lender has exhausted all contractual and legal remedies against the borrower and conducted a public sale of the underlying loan collateral in accordance with the UCC, and (ii) an Amended and Restated Limited Recourse Guaranty, under which the Company's obligations are generally only triggered upon the occurrence of certain springing recourse events, including if the borrower voluntarily files for bankruptcy or similar liquidation or reorganization, takes actions that adversely interfere with the lender's enforcement rights during the continuance of an event of default, or consents to or joins in an involuntary bankruptcy proceeding commenced by a third party. Each guarantor's liability under both instruments is limited to its prorated share of the guaranteed obligations, allocated on an individual borrower basis as set forth in the applicable guaranty. The borrower is current on all debt payments and the Company is in compliance with all debt compliance provisions, including the minimum liquidity and minimum net worth covenants required under each guaranty.

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

Series B Preferred Shares Offering

On January 30, 2025, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of December 31, 2025, the Company has sold 911,003 shares of the Series B Preferred Shares for total gross proceeds of $22.4 million.

Ground Lease

The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. See Note 15 for additional information.

NSP DST Guaranty

On February 13, 2026, but effective as of October 1, 2021, the Company entered into a consent agreement and executed an amended and restated guaranty (the “NSP DST Guaranty”) with NSP and NexPoint Storage Partners Operating Company, LLC (together with NSP and the Company, collectively the “NSP DST Guarantors”) in favor of Wilmington Trust, National Association, as trustee for the benefit of registered holders of GS Mortgage Securities Trust 2021-GSA3, Commercial Mortgage Pass-Through Certificates, Series 2021-GSA3 (“NSP DST Lender”) dated October 1, 2021 (the “NSP DST Loan Agreement”), pursuant to which the Company agreed to become an additional guarantor of certain recourse obligations of the borrowers, NSP II Miami DST, NSP II Atlanta DST, NSP II Stamford DST, and NSP II St Pete DST (collectively, the “NSP DST Borrowers”), under a Loan Agreement, dated October 1, 2021, by and among the NSP DST Borrowers and NSP DST Lender (the “NSP DST Loan Agreement”). NSP may be deemed to be an affiliate of the Adviser and the NSP DST Borrowers are advised by an affiliate of the Adviser. The Company entered into the NSP DST Guaranty as a condition of NSP DST Lender agreeing to modify and amend the terms and provisions under the NSP DST Loan Agreement. The NSP DST Loan Agreement provides for a loan in the original principal amount of $28.5 million to the NSP DST Borrowers (the “NSP DST Loan”). Amounts under the NSP DST Loan bear interest at a fixed rate of 3.62% per annum and are due and payable on October 6, 2031. The NSP DST Loan is secured by mortgages on four self-storage properties owned by one or more of the NSP DST Borrowers.

The NSP DST Guaranty is a non-recourse carve-out guaranty with springing full recourse provisions. Generally, the NSP DST Loan is non-recourse and the NSP DST Guarantors’ liability is limited to losses, damages, costs and expenses arising from certain “bad acts,” including but not limited to any fraud, willful misconduct, intentional misrepresentation, or certain other misconduct or defaults (including certain waste), by the NSP DST Borrowers or the Company. The NSP DST Guaranty becomes a full recourse guaranty covering up to the amount of the outstanding debt upon the occurrence of certain events, including but not limited to bankruptcy or certain other insolvency events with respect to the NSP DST Borrowers or actions taken by the NSP DST Borrowers and the raising or assertion by the NSP DST Borrowers of a defense or certain related rights or requests in connection with enforcement actions or assertions of rights or remedies by NSP DST Lender.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties in the Diversified segment are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the years ended December 31, 2025 and 2024 the Company through its subsidiaries has paid approximately $0.7 million and $0.7 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $1,200 per month. The property management agreement with NexVest for Cityplace is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for the undeveloped property in Plano, Texas is dated September 1, 2024, and the management fee is calculated on 3% of gross receipts, with a minimum fee of $750 per month. The property management agreement with NexVest for Cityplace also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the year ended December 31, 2025, the SPE holding Cityplace reimbursed $1.5 million to NexVest for these expenses. For the year ended December 31, 2024, the SPE holding Cityplace reimbursed $1.9 million to NexVest for these expenses.

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

The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center, with an aggregate principal amount of $10.0 million as of December 31, 2025. The obligations include a continuing guarantee, which is generally applicable to all current and future liabilities or obligations of the borrower, whether directly or indirectly incurred, including through an agreement with an affiliate, joint venture partner or other third party. This guarantee remains in effect until all such obligations have been satisfied in full, unless terminated in accordance with the terms of the guarantee agreement. The loan is secured by certain real property held by Freedom LHV.

On March 14, 2025, the Company purchased 2,754.59 shares of NexPoint Storage Partners Operating Company, LLC (the “NSP OC Common Units”) for an aggregate amount of $2.0 million, 4,638.07 shares for an aggregate amount of $3.2 million on April 29, 2025, and 5,157.67 shares for an aggregate amount of $3.6 million on June 16, 2025. As of December 31, 2025, the Company owns approximately 59,614.68 Class B Units, or 33.81%, of the outstanding NSP OC Common Units.

On December 18, 2025, the Company purchased 2,996.19 shares of common stock of NSP for an aggregate amount of $1.9 million. As of December 31, 2025, the Company owns approximately 89,365.19 shares of NSP common stock, or 53.02%, of the outstanding NSP common stock.

On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NHI and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI and owns 73,388 and 69,895 shares, respectively, as of December 31, 2025 and 2024.

Related Party Investments

The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the year ended and as of December 31, 2025, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Basis	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income (Losses)
NexPoint Real Estate Finance, Inc.	Common Stock	$41,568	$(8,657)	$—	$—	$4,200	$(4,457)
NexPoint Storage Partners, Inc.	Common Stock	51,673	(12,894)	—	—	—	(12,894)
NexPoint Residential Trust, Inc.	Common Stock	3,062	(1,156)	—	—	205	(951)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	11,994	342	—	—	1,183	1,525
NexPoint Storage Partners Operating Company, LLC	LLC Units	34,470	(8,538)	—	—	—	(8,538)
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
Allenby, LLC	LLC Units	—	456	—	3,375	—	3,831
Haygood, LLC.	LLC Units	—	31	—	(31)	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	118,599	(33,107)	—	—	5,967	(27,140)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	56,557	(2,564)	—	—	9,738	7,174
NexPoint SFR Operating Partnership, L.P.	Partnership Units	28,573	(12,039)	—	—	2,660	(9,379)
NexAnnuity Holdings, Inc.	Preferred Shares	73,388	—	—	—	5,743	5,743
NexPoint Storage Partners Operating Company, LLC	Promissory Note	1,862	(4)	—	—	125	121
NexPoint SFR Operating Partnership, L.P.	Promissory Note	—	—	—	—	7	7
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	88	88
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	82	82
Semiconductor DST	LLC Units	23,959	—	—	—	1,401	1,401
Life Science II DST	LLC Units	9,600	—	—	—	479	479
Capital Acquisitions Partners, LLC	LLC Units	700	—	292	—	—	292
Total		$456,005	$(78,130)	$292	$3,344	$31,878	$(42,616)

For the year ended and as of December 31, 2024, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Basis	Change in Unrealized Gain/(Loss)		Equity in income (loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income (Losses)
NexPoint Real Estate Finance, Inc.	Common Stock	$32,949	$(126)		$—	$—	$4,200	$4,074
NexPoint Storage Partners, Inc.	Common Stock	62,709	(5,478)		—	—	—	(5,478)
NexPoint Residential Trust, Inc.	Common Stock	4,018	692		—	—	180	872
NexPoint Hospitality Trust	Common Stock	—	2,088	(1)	—	—	—	2,088
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	20,846	32		—	—	1,636	1,668
NexPoint Storage Partners Operating Company, LLC	LLC Units	34,172	(2,985)		—	—	—	(2,985)
SFR WLIF III, LLC	LLC Units	—	—		523	339	—	862
Claymore Holdings, LLC	LLC Units	—	(589)		—	—	—	(589)
Allenby, LLC	LLC Units	—	(153)		—	—	—	(153)
Haygood, LLC.	LLC Units	—	—		—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	151,706	2,247		—	—	5,926	8,173
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	76,396	(292)		—	—	9,738	9,446
NexPoint SFR Operating Partnership, L.P.	Partnership Units	37,953	(13,946)		—	—	2,516	(11,430)
NexAnnuity Holdings, Inc.	Preferred Shares	69,895	—		—	—	5,327	5,327
NexPoint Hospitality Trust	Promissory Note	—	(308)	(1)	—	—	—	(308)
NexPoint Storage Partners Operating Company, LLC	Promissory Note	2,765	(11)		—	—	211	200
NexPoint SFR Operating Partnership, L.P.	Promissory Note	500	—		—	—	45	45
NFRO SFR REIT, LLC	Promissory Note	3,432	—		—	—	222	222
NFRO SFR REIT, LLC	Promissory Note	3,883	—		—	—	298	298
NREF OP IV, L.P.	Promissory Note	—	—		—	—	188	188
Semiconductor DST	LLC Units	20,959	—		—	—	379	379
Life Science II DST	LLC Units	9,600	—		—	—	262	262
Capital Acquisitions Partners, LLC	LLC Units	407	—		126	—	—	126
Total		$532,190	$(18,829)		$649	$339	$31,128	$13,287

(1)
Reflects the change in unrealized gain/(loss) prior to the NHT consolidation.

14. Commitments and Contingencies

Commitments

On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space, which were paid in full on December 8, 2023. The NSP Series D Preferred Stock remains outstanding as of December 31, 2025. As of December 31, 2025, the outstanding NSP Series D Preferred Stock accrued dividends were $15.0 million. See Note 13 to our consolidated financial statements for additional information.

On October 4, 2024, the Company entered into the Citi Guaranty for the benefit of the Citi Lender under the Citi Loan Agreement, by and among Citi Borrower and the Citi Lender. Pursuant to the Citi Guaranty, the Company guarantees the Guaranteed Obligations (as defined in the Citi Loan Agreement). See Note 13 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of the subsidiaries of the Company's loans with an aggregate principal amount of $39.1 million outstanding, as of December 31, 2025. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.

The Company is a limited guarantor and an indemnitor on one of the subsidiaries of the Company’s loans with an aggregate principal amount of $38.6 million outstanding, as of December 31, 2025. The obligations include a guaranty of completion, which does not extend to the full repayment of the loan, a customary environmental indemnity, and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.

The Company is a guarantor and an indemnitor on a loan taken by the SPE which owns Cityplace with an aggregate principal amount of $137.6 million as of December 31, 2025. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of December 31, 2025, management does not anticipate any material deviations from schedule or budget related to construction projects currently in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.

The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center. See Note 13 to our consolidated financial statements for additional information.

The Company is a guarantor on a loan made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $118.5 million outstanding as of December 31, 2025. The obligations include a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower voluntarily files for bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. See Note 13 to our consolidated financial statements for additional information.

A subsidiary of the Company, together with Calida Holdings III, LP, is a guarantor and an indemnitor on a loan taken by the SPE that owns the Tivoli North Property. As of December 31, 2025, the loan had an outstanding balance of $10.3 million. As a guarantor, it owes the obligations including a guaranty of payment, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, it owes customary environmental indemnifications. The Company has not recorded a contingent liability as Tivoli is current on all debt payments and in compliance with all debt compliance provisions.

The Company is a guarantor and an indemnitor on a revolving credit facility entered into by the Company, and two wholly owned subsidiaries with NexBank. See Note 13 to our consolidated financial statements for additional information.

Pursuant to the NSP DST Guaranty, the Company is a guarantor on the NSP DST Loan, a loan made to certain entities that are advised by an affiliate of the Adviser. See Note 13 to our consolidated financial statements for additional information.

The Company is a limited guarantor and indemnitor of a loan held by the SPE that owns Marriott Uptown. As of December 31, 2025, the loan had an outstanding principal balance of $91.3 million. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.

AMS C-Store JV, LLC

On January 30, 2025, the Company, through one of its subsidiaries, committed to fund $18.4 million of the preferred units of AMS C-Store JV, LLC with respect to convenience store property developments across Texas. The Company’s expected maximum commitment under AMS C-Store JV, LLC is $18.4 million, of which $2.1 million was unfunded as of December 31, 2025.

The table below shows the Company's unfunded commitments by investment type as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Investment Type	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$2,121	$—
Total	$2,121	$—

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of December 31, 2025, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Claymore, is engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

15. Leases

Lessor Accounting

The following table summarizes the future minimum lease payments to the Company as the lessor under the operating lease obligations at December 31, 2025 (in thousands). These amounts do not reflect future rental revenues from renewal or replacement of existing leases. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

Year:	Operating Leases
2026	$5,810
2027	5,047
2028	2,832
2029	2,087
2030	1,417
Thereafter	1,995
Total	$19,188

There are no tenants that make up greater than 10% of net rental income during the year ended December 31, 2025.

The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the year ended December 31, 2024:

For the Year Ended December 31, 2024
Tenant	Rental Income
Neiman Marcus Group, LLC	$2,180

Ground Lease

The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. The lease has a remaining term of 3 years and a discount rate of 4.6% and contains five one-year extension options. As of December 31, 2025, the carrying amount of the right-of-use asset is $0.5 million, and the lease liability is $(0.5) million.

The future minimum lease payments under the operating lease as of December 31, 2025 are as follows:

Years Ending December 31,	Minimum Lease Payment
2026	$208
2027	212
2028	217
Total undiscounted lease payments	637
Less: Present Value discount	(91)
Total lease liability	$546

For the years ended December 31, 2025 and 2024, the Company recognized lease expense of $0.2 million and $0.2 million, respectively, recorded on a straight-line basis over the lease term.

16. Segment Reporting

The Company has two reportable segments: Diversified and Hospitality. For a description of the types of products and services from which these reportable segments derive their revenues, see Notes 1, 2 and 3. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker primarily assesses performance for the segments and decides how to allocate resources based on segment net income (loss). The measures of segment assets are based on each segment’s total assets. The chief operating decision maker uses segment net income (loss) to evaluate profitability in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for dividend amounts. The Company’s two reportable segments serve different strategic purposes. The Diversified segment primarily consists of activities focused on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The majority of the Diversified segment's revenue is comprised of Rental income, Dividend income, and Interest income. The Hospitality segment is focused on operating and renovating its U.S. located hospitality assets that meet its investment objective and criteria. The majority of the Hospitality segment's revenue is comprised of revenue from renting rooms and selling food and beverages. Therefore, the Company has identified Diversified and Hospitality as the two operating segments and the two reportable segments. The Company’s chief operating decision maker is the president of the Company.

The following table presents measures of the reportable segment measures of profitability, along with significant segment expenses (in thousands):

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total Revenues	$55,326	$30,639	$85,965	$52,990	$30,232	$83,222
Less:
Property operating expense	7,081	16,711	23,792	6,517	15,738	22,255
Property management fees	670	880	1,550	734	757	1,491
Real estate taxes and insurance	4,343	1,915	6,258	4,836	1,708	6,544
Advisory and administrative fees	13,175	3,898	17,073	13,286	879	14,165
Property general and administrative expenses	2,475	4,231	6,706	2,878	4,527	7,405
Corporate general and administrative expenses	10,574	1,327	11,901	9,947	2,856	12,803
Depreciation and amortization	13,245	4,494	17,739	11,698	3,902	15,600
Impairment loss	576	1,752	2,328	—	7,110	7,110
Interest expense	14,682	11,922	26,604	17,443	10,909	28,352
Equity in (income) losses of unconsolidated equity method ventures	1,289	—	1,289	(129)	—	(129)
Change in unrealized (gains) losses from non-real estate investments	103,904	—	103,904	1,348	—	1,348
Realized (gains) losses from non-real estate investments	(5,994)	—	(5,994)	21,479	—	21,479
Gain on sales of real estate	—	(37)	(37)	—	—	—
Income tax expense (benefit)	262	(373)	(111)	1,441	(69)	1,372
Net loss	$(110,956)	$(16,081)	$(127,037)	$(38,488)	$(18,085)	$(56,573)

The following table presents total assets for the reportable segments (in thousands):

	As of December 31, 2025			As of December 31, 2024
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total assets	$928,231	$146,421	$1,074,652	$1,039,392	$185,447	$1,224,839

17. Mezzanine Equity

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Redeemable noncontrolling interest in the OP, January 1,	$—	$—
Redeemable noncontrolling interests from NHT Merger	359	—
Net loss attributable to redeemable noncontrolling interests in the OP	(41)	—
Distributions to redeemable noncontrolling interests in the OP	(9)	—
Redeemable noncontrolling interest in the OP, December 31,	$309	$—

Redeemable Series B Preferred Shares

The following table sets forth the redeemable Series B Preferred Shares for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Redeemable Series B Preferred Shares, January 1,	$—	$—
Subscriptions	20,379	—
Accretion to redemption value	—	—
Redemptions	—	—
Redeemable Series B Preferred Shares, December 31,	$20,379	$—

18. Subsequent Events

Issuance of Common Shares to Adviser

On January 16, 2026, the Company issued 212,863.17 common shares to the Adviser as payment of a portion of the monthly Advisory Fees pursuant to the Advisory Agreement.

Distributions Declared

On February 9, 2026, the Board approved a quarterly distribution of $0.15 per common share, payable on March 31, 2026 to shareholders of record on February 20, 2026. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on February 9, 2026, the Board approved a quarterly distribution of $0.34375 per Series A Preferred Share, payable on March 31, 2026 to shareholders of record on March 24, 2026. On March 23, 2026 the Board approved monthly distributions of $0.1875 per Series B Preferred Share each, payable on May 5, 2026, June 5, 2026 and July 6, 2026 to shareholders of record on April 24, 2026 and May 22, 2026, and June 25, 2026, respectively.

ACORE Debt, NHT

On February 8, 2026, the maturity dates of the Note A Loan and Note B Loan were extended to February 8, 2027. On February 18, 2026, the Company paid down $2.6 million and $1.3 million on the Note A Loan and Note B Loan, respectively.

OSL Loan

On February 12, 2026, certain indirect subsidiaries of the Company (the “NHT Borrowers”) entered into a Loan Agreement with OSL, pursuant to which OSL made a loan to the NHT Borrowers in the principal amount of $39,390,000 (the “OSL Loan”), bearing interest at 8.5% per annum and an initial maturity date of February 12, 2029, with certain extension rights. The OSL Loan is secured by mortgages on two hotel properties owned by the NHT Borrowers: (i) Bradenton Hampton Inn & Suites, with an allocated loan amount of $25,250,000, and (ii) Hyatt Place Park City, with an allocated loan amount of $14,140,000. The proceeds of the OSL Loan were used to fully repay and extinguish the Company’s PC & B Loan secured by the Bradenton Hampton Inn & Suites and Hyatt Place Park City properties.

In connection with the OSL Loan, the OP entered into a Carveout Guaranty (the “OSL Guaranty”) for the benefit of OSL, pursuant to which the OP guaranteed certain obligations of the NHT Borrowers. The OSL Guaranty is a non-recourse carve-out guaranty. Generally, the OSL Loan is non-recourse to the NHT Borrowers and the Guarantors’ liability is limited to losses, damages, costs and expenses arising from certain “bad acts,” including but not limited to any fraud or willful misconduct of the NHT Borrowers or the OP, intentional damage to or destruction of the properties (including certain physical waste or arson) and misapplication or conversion of tenant security deposits, insurance proceeds, or condemnation awards. The OSL Guaranty becomes a full recourse guaranty covering up to the amount of the outstanding debt, plus accrued interest and other amounts, upon the occurrence of certain events.

Bradenton Property Sale

On March 24, 2026, the Company, through its indirect subsidiary, NXDT Hospitality Holdco, LLC, entered into a Membership Interest Purchase Agreement pursuant to which it agreed to sell 100% of the membership interests in NHT Bradenton, LLC, which owns the Bradenton Hampton Inn & Suites property, to OSL Bradenton Downtown, LLC. OSL Bradenton Downtown, LLC may be deemed an affiliate of the Adviser through common beneficial ownership. The transaction closed on the same date for a total consideration of approximately $26.3 million in cash, subject to customary closing adjustments.

Cityplace Debt Extension

Effective March 8, 2026, the lender agreed to defer the maturity of the Cityplace debt to May 8, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

a.
The following documents are filed as part of this Report:
1.
Financial Statements. See Index to Consolidated Financial Statements and Schedules of NexPoint Diversified Real Estate Trust on page 86 of this Annual Report.
2.
Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules of NexPoint Diversified Real Estate Trust on page 86 of this Annual Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.
3.
Exhibits. The exhibits filed with this Report are set forth in the Exhibit Index.

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

4.3

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

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

10.3

Second Amendment to Advisory Agreement, dated April 11, 2023, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2023).

10.4

Third Amendment to Advisory Agreement, dated July 22, 2024, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2024).

10.5

Fourth Amendment to Advisory Agreement, dated September 19, 2025, by and between the Company and the Adviser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k filed with the SEC on September 19, 2025).

10.6

Second Amended and Restated Limited Partnership Agreement of NexPoint Diversified Real Estate Trust Operating Partnership, L.P., dated April 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 17, 2025).

10.7†

Amended and Restated NexPoint Diversified Real Estate Trust 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2025).

10.8†

Form of Restricted Share Units Agreement (Key Employee) for award agreements entered into in 2023 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.9†

Form of Restricted Share Units Agreement (Key Employee) for award agreements entered into in 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.10†

Form of Restricted Share Units Agreement (Employee) for award agreements entered into in April 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.11†

Form of Restricted Share Units Agreement (Trustee) for award agreements entered into in April 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.12†

Form of Restricted Share Units Agreement (Employee) for award agreements entered into in June 2025 and after (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.13†

Form of Restricted Share Units Agreement (Trustee) for award agreements entered into in June 2025 and after (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025).

10.14*	Third Amended and Restated Limited Partnership Agreement of NexPoint Real Estate Finance Operating Partnership, L.P., dated as of November 4, 2025.

10.15

Third Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, L.P., dated as of August 3, 2023 (incorporated by reference to Exhibit 10.4 to VineBrook Homes Trust, Inc.'s Current Report on Form 8-K, filed with the SEC on August 4, 2023).

10.16

First Amendment to Third Amended and Restated Limited Partnership Agreement of VineBrook Homes Operating Partnership, L.P., dated as of July 25, 2025 (incorporated by reference to Exhibit 10.5 to VineBrook Homes Trust, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 11, 2025).

10.17

Form of 7.50% Convertible Notes of NexPoint SFR Operating Partnership, L.P., due June 30, 2027 (incorporated by reference to Exhibit 10.4 to VineBrook Homes Trust, Inc.'s Current Report on 8-K, filed with the SEC on June 14, 2022).

10.18

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

10.19

Guaranty of Recourse Obligations, dated August 15, 2018, by the Company and HCRE Partners, LLC, to or for the benefit of Acore Capital Mortgage, LP (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.20

Completion Guaranty, dated August 15, 2018, by the Company and HCRE Partners, LLC, to or for the benefit of Acore Capital Mortgage, LP (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.21

Guaranty of Required Equity, Required Pay Down and Master Lease, dated August 15, 2018, by the Company and HCRE Partners, LLC to or for the benefit of Acore Capital Mortgage, LP (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.22

Joinder Agreement of New Indemnitor, dated as of March 8, 2022, made by the Company and NexPoint Real Estate Advisors, L.P. in favor of Acore Capital Mortgage, LP (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.23

Omnibus Amendment Agreement, dated as of March 8, 2022, made and entered into by the Company, NexPoint Hospitality Trust and NexPoint Real Estate Advisors, L.P., as Guarantors, the Borrowers party thereto and Acore Capital Mortgage, LP (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.24

Amended and Restated Sponsor Guaranty Agreement, dated December 8, 2022, by the Company, NREF OP IV REIT Sub, LLC, Highland Income Fund, NexPoint Real Estate Strategies Fund, and NexPoint Storage Partners, Inc., in favor of Extra Space Storage, LP (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.25

Contribution Agreement, dated December 8, 2022, by and among NexPoint Storage Partners Operating Company, LLC, NFRO REIT Sub II, LLC, GAF REIT, LLC, GAF REIT SUB II, LLC, and NexPoint Real Estate Opportunities, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.26

Second Amended and Restated Limited Liability Company Agreement of NexPoint Storage Partners Operating Company, LLC, dated December 8, 2022, as amended (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.27	Form of Notes of NHT Operating Partnership LLC, due between 2039 and 2042 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.28

Form of 2.25% Notes of NHT Operating Partnership LLC, due between 2040 and 2042 (CDOR) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

10.29

Loan Agreement, dated May 22, 2023, by and between NexPoint Diversified Real Estate Trust Operating Partnership, L.P., NexPoint Real Estate Capital, LLC, NexPoint Real Estate Opportunities, LLC and NexBank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

10.30

Guaranty Agreement, dated May 22, 2023, by the Company for the benefit of NexBank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

10.31

Contribution and Assignment Agreement, dated September 1, 2023, by and between NHF TRS, LLC, NexAnnuity Holdings, Inc., NexLS Holdco, LLC and Specialty Financial Products Designated Activity Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.32

Second Amended and Restated Certificate of Incorporation of NexAnnuity Holdings, Inc., dated August 29, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.33

Second Amended and Restated Limited Partnership Agreement of NexPoint SFR Operating Partnership, L.P. dated June 30, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

10.34

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

10.35

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

10.36

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

10.42

Property Management Agreement, effective as of August 15, 2018, by and between CP Tower Owner, LLC and NexBank Securities, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.43

Assignment and Assumption Agreement, effective as of January 1, 2020, by and among NexBank Securities, Inc. and NexVest Realty Advisors, LLC (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.44

Omnibus Amendment to Loan Documents, dated November 17, 2023, by and among NexPoint Diversified Real Estate Operating Partnership, L.P., NexPoint Real Estate Capital, LLC and NexPoint Real Estate Opportunities, LLC. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.45

Limited Consent and Thirteenth Omnibus Amendment Agreement, dated March 8, 2024, by and among CP Tower Owner, LLC, CP Land Owner, LLC, CP Equity Owner, LLC and CP Equity Land Owner, LLC, as borrowers, the Company and NexPoint Real Estate Partners, LLC, as guarantors, Delphi CRE Funding LLC, ACORE Credit IV CLO Issuer 2018-1, LLC and ACORE Capital Mortgage, LP, as lenders, and Acore Capital Mortgage, LP, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.46

Guaranty Agreement, dated October 4, 2024, by the Company for the benefit of Citi Real Estate Funding Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2024).

10.47

Assignment and Assumption and Co-Lender Agreement, dated May 10, 2024, by and among NREF OP IV REIT Sub, LLC, The Ohio State Life Insurance Company and the Company (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.48

First Amendment to Loan Agreement, dated October 22, 2024, by and among the Company, NexPoint Real Estate Capital, LLC, NexPoint Real Estate Opportunities, LLC and NexBank (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.49

Second Amendment to Loan Agreement, by and among NexPoint Diversified Real Estate Trust Operating Partnership, L.P., NexPoint Real Estate Capital, LLC, NexPoint Real Estate Opportunities, LLC and NexBank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

10.50

Dealer Manager Agreement, by and between NexPoint Diversified Real Estate Trust and NexPoint Securities, Inc., dated January 30, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).

10.51*

Amended and Restated Guaranty Agreement, dated February 13, 2026, by and among the Company, NexPoint Storage Partners, Inc. and NexPoint Storage Partners Operating Company, LLC for the benefit of NSP DST Lender.

10.52*	Loan Agreement, dated February 12, 2026, by and among NHT Bradenton, LLC, NHT Park City, LLC, NHT Bradenton TRS, LLC, NHT Park City TRS, LLC and The Ohio Life Insurance Company.

10.53*	Carveout Guaranty, dated February 12, 2026, by and among the Company, NHT Bradenton, LLC, NHT Bradenton TRS, LLC, NHT Park City, LLC, and NHT Park City TRS, LLC, for the benefit of OSL Lender.

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2023).

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith.

Item 16. Form 10-K Summary

Not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST
/s/ Jim Dondero
March 31, 2026	Jim Dondero
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jim Dondero	President and Trustee	March 31, 2026
Jim Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Treasurer, and Assistant Secretary	March 31, 2026
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Mitts	Trustee	March 31, 2026
Brian Mitts

/s/ Ed Constantino	Trustee	March 31, 2026
Ed Constantino

/s/ Scott Kavanaugh	Trustee	March 31, 2026
Scott Kavanaugh

/s/ Arthur Laffer	Trustee	March 31, 2026
Arthur Laffer

/s/ Carol Swain	Trustee	March 31, 2026
Carol Swain

/s/ Catherine Wood	Trustee	March 31, 2026
Catherine Wood