Form 10-Q
period 2026-03-31
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2026-05-15
CIK 1356115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-32921

NexPoint Diversified Real Estate Trust

(Exact name of registrant as specified in its charter)

Delaware	80-0139099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Crescent Court, Suite 700, Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(214) 276-6300

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.001 per share	NXDT	New York Stock Exchange; NYSE Texas, Inc.
5.50% Series A Cumulative Preferred Shares, par value $0.001 per share ($25.00 liquidation preference per share)	NXDT-PA	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, the registrant had 51,723,778 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Form 10-Q

Quarter Ended March 31, 2026

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our business and investment strategies, liquidity and capital resources, our performance and results of operations, and expectations on our ability to refinance debt as necessary contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” "plan," "potential," “estimate,” “project,” "target," “should,” “will,” “would,” “result,” "goal," "could," "future," "continue," "if," the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

ii

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
•
If we fail to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, cash available for distributions to be paid to our shareholders could decrease materially, which would limit our ability to make distributions to our shareholders; and
•
Any other risks included under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

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

iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Consolidated Real Estate Investments
Land	$61,160	$61,997
Buildings and improvements	291,740	317,395
Intangible lease assets	10,979	10,979
Construction in progress	22,025	21,237
Furniture, fixtures, and equipment	7,455	10,356
Right-of-use assets ($488 and $534 with related parties, respectively)	488	1,998
Total Gross Consolidated Real Estate Investments	393,847	423,962
Accumulated depreciation and amortization	(51,342)	(50,028)
Total Net Consolidated Real Estate Investments	342,505	373,934
Investments, at fair value ($407,290 and $421,746 with related parties, respectively)	556,109	568,610
Equity method investments ($462 and $700 with related parties, respectively)	33,299	33,788
Investments in DSTs ($33,559 and $33,559 with related parties, respectively)	33,559	33,559
Cash and cash equivalents	9,428	8,166
Restricted cash	39,721	43,241
Accounts receivable, net	2,292	2,868
Prepaid and other assets ($58 and $0 with related parties, respectively)	7,318	8,557
Accrued interest and dividends	2,062	1,366
Interest rate caps	—	65
Deferred tax asset, net	353	498
Total Assets	$1,026,646	$1,074,652

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net ($24,140 and $10,000 with related parties, respectively)	$195,879	$224,995
Notes payable ($64,082 and $63,700 with related parties, respectively)	77,301	76,892
Prime brokerage borrowing	4,875	5,136
Accounts payable and other accrued liabilities	29,513	28,810
Income tax payable	470	273
Accrued real estate taxes payable	1,268	3,689
Accrued interest payable	11,333	10,627
Security deposit liability	395	403
Prepaid rents	301	437
Intangible lease liabilities, net	1,799	2,065
Lease liability ($500 and $546 with related parties, respectively)	500	546
Total Liabilities	323,634	353,873

Redeemable Series B Preferred Shares, $0.001 par value: 16,000,000 authorized; 1,264,112 and 911,003 shares issued and outstanding, respectively	28,066	20,379
Redeemable noncontrolling interests in the OP	296	309

Equity:
Series A Preferred Shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 and 3,359,593 shares issued and outstanding, respectively	3	3
Common shares, $0.001 par value: unlimited shares authorized; 51,650,102 and 50,132,605 shares issued and outstanding, respectively	52	50
Additional paid-in capital	1,068,562	1,062,114
Accumulated earnings (loss)	(392,957)	(362,076)
Common stock held in treasury at cost; 220,361 and 0 shares, respectively	(1,010)	—
Total Shareholders' Equity	674,650	700,091
TOTAL LIABILITIES AND EQUITY	$1,026,646	$1,074,652

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Rental income ($70 and $69 with related parties, respectively)	$2,892	$3,645
Rooms	7,778	10,350
Food and beverage	798	889
Interest income ($255 and $545 with related parties, respectively)	3,394	2,102
Dividend income ($7,656 and $7,523 with related parties, respectively)	7,663	11,810
Other income	350	278
Total revenues	22,875	29,074

Expenses
Property operating expenses ($52 and $61 with related parties, respectively)	5,653	6,961
Property management fees ($199 and $180 with related parties, respectively)	470	519
Real estate taxes and insurance	1,393	1,841
Advisory and administrative fees	3,085	3,642
Property general and administrative expenses ($70 and $69 with related parties, respectively)	1,670	1,991
Corporate general and administrative expenses	3,436	2,927
Depreciation and amortization	3,715	3,909
Impairment loss	—	1,752
Total expenses	19,422	23,542

Operating income	3,453	5,532
Interest expense ($871 and $562 with related parties, respectively)	(5,689)	(7,276)
Equity in losses of unconsolidated ventures ($(238) and $46 with related parties, respectively)	(7)	(357)
Change in unrealized losses ($(14,338) and $(19,936) with related parties, respectively)	(15,331)	(33,322)
Realized (losses) gains	(3)	1,519
(Loss) gain on sales of real estate	(2,784)	11
Net loss before income taxes	(20,361)	(33,893)
Income tax expense	(909)	(1,213)
Net loss	(21,270)	(35,106)
Net loss attributable to Series A Preferred Shareholders	(1,155)	(1,155)
Net loss attributable to Series B Preferred Shareholders	(554)	(2)
Net income attributable to noncontrolling interests in NHT	—	1,945
Net income attributable to redeemable noncontrolling interests in the OP	9	—
Net loss attributable to common shareholders	$(22,970)	$(34,318)

Weighted average common shares outstanding - basic	50,084	42,899
Weighted average common shares outstanding - diluted	50,084	42,899

Loss per share - basic	$(0.46)	$(0.80)
Loss per share - diluted	$(0.46)	$(0.80)

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Series A Preferred Shares		Common Shares
Three Months Ended March 31, 2026	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Common Stock Held in Treasury at Cost	Total
Balances, December 31, 2025	3,359,593	$3	50,132,605	$50	$1,062,114	$(362,076)	$—	$700,091
Stock-based compensation expense	—	—	169,198	—	791	—	—	791
Shares issued to Adviser for admin and advisory fees	—	—	212,863	—	894	—	—	894
Net loss attributable to common shareholders	—	—	—	—	—	(22,970)	—	(22,970)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	—	1,155
Repurchases of common stock	—	—	—	—	—	—	(2,250)	(2,250)
Retirement of common stock held in treasury	—	—	(295,076)	—	(1,240)	—	1,240	—
Common stock distributions declared ($0.15 per share)	—	—	1,430,512	2	6,003	(7,911)	—	(1,906)
Series A Preferred distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, March 31, 2026	3,359,593	$3	51,650,102	$52	$1,068,562	$(392,957)	$(1,010)	$674,650

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Series A Preferred Shares		Common Shares		Additional
Three Months Ended March 31, 2025	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Total
Balances, December 31, 2024	3,359,593	$3	42,679,569	$43	$1,039,280	$(202,818)	$(2,970)	$833,538
Noncontrolling interests from NHT Acquisition	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	243,569	—	482	—	—	482
Shares issued to Adviser for admin and advisory fees	—	—	257,553	—	1,502	—	—	1,502
Net loss attributable to common shareholders	—	—	—	—	—	(34,318)	—	(34,318)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,945)	(1,945)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	—	1,155
Common stock distributions declared ($0.15 per share)	—	—	1,336,322	2	5,150	(6,611)	—	(1,459)
Series A Preferred distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, March 31, 2025	3,359,593	$3	44,517,013	$45	$1,046,414	$(243,747)	$(4,915)	$797,800

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(21,270)	$(35,106)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,715	3,909
Amortization of intangible lease assets and liabilities	(250)	(249)
Amortization of deferred financing costs	205	143
Amortization of fair value adjustment of assumed debt	367	441
Paid-in-kind interest and dividends ($(1,439) and $(1,398) with related parties, respectively)	(3,672)	(2,660)
Net cash (paid) received on derivative settlements	65	(540)
Proceeds from paid-in-kind interest and dividends ($383 and $0 with related parties, respectively)	393	10
Realized losses (gains)	3	(1,519)
Net change in unrealized loss on investments held at fair value ($14,338 and $19,936 with related parties, respectively)	15,331	33,322
Unrealized loss on interest rate derivatives	—	42
Impairment loss	—	1,752
Equity in losses of unconsolidated ventures ($(238) and $46 with related parties, respectively)	7	357
Distributions of earnings from unconsolidated ventures	1,329	2,104
Stock-based compensation expense	1,102	804
Loss (gain) on sales of real estate	2,784	(11)
Equity security dividends reinvested ($(693) and $(650) with related parties, respectively)	(693)	(650)
Deferred tax expense	145	499
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	197	471
Real estate taxes payable	(2,421)	1,214
Operating assets	972	1,096
Operating liabilities	1,193	1,647
Net cash (used in) provided by operating activities:	(498)	7,076

Cash flows from investing activities
Proceeds from asset redemptions ($2,101 and $5,023 with related parties, respectively)	2,101	3,277
Sale of consolidated real estate investment	26,197	8,154
Proceeds from return of investment	—	15,054
Purchases of investments ($(962) and $(2,049) with related parties, respectively)	(962)	(16,009)
Additions to consolidated real estate investments	(1,136)	(950)
Net cash provided by investing activities	26,200	9,526

Cash flows from financing activities
Mortgage proceeds received	39,390	—
Mortgage payments	(68,329)	(8,739)
Prime brokerage borrowing	58	70
Credit facilities payments	—	(3,000)
Prime brokerage payments	(319)	(50)
Deferred financing costs paid	(356)	(120)
Payments for taxes related to net share settlement of stock-based compensation	(311)	(322)
Proceeds from issuance of Series B Preferred Shares through public offering, net of offering costs	7,687	203
Repurchase of common shares	(2,250)	—
Distributions paid to Series A Preferred Shareholders	(1,155)	(1,155)
Distributions paid to Series B Preferred Shareholders	(554)	—
Distributions paid to common shareholders	(1,817)	(1,471)
Distributions to redeemable noncontrolling interests in the OP	(4)	—
Net cash used in financing activities:	(27,960)	(14,584)

Net decrease (increase) in cash, cash equivalents and restricted cash	(2,258)	2,018
Cash, cash equivalents and restricted cash, beginning of period	51,407	48,901
Cash, cash equivalents and restricted cash, end of period	$49,149	$50,919

Supplemental Disclosure of Cash Flow Information
Interest paid	4,616	6,202
Supplemental Disclosure of Noncash Activities
Non-cash distribution payment, paid in common shares	6,005	5,152
Non-cash advisory fee payment, paid in common shares	894	1,502
Increase in dividends payable upon vesting of restricted stock units	88	(10)
Change in capitalized construction costs included in accounts payable and other accrued liabilities	—	25

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of March 31, 2026, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company.

The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023, July 22, 2024 and September 19, 2025 (the “Advisory Agreement”), by and among the Company and the Adviser for a term that will expire on July 1, 2026 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of March 31, 2026. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).

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

2. Summary of Significant Accounting Policies

Basis of Accounting

Readers of this Quarterly Report on Form 10-Q ("Quarterly Report") should refer to the audited financial statements and notes to consolidated financial statements of the Company for the year ended December 31, 2025, which are included in our 2025 Annual Report on Form 10-K ("2025 Annual Report"), filed with the SEC and also available on our website (nxdt.nexpoint.com), since we have omitted from this Quarterly Report certain footnote disclosures which would substantially duplicate those contained in such audited financial statements. You should also refer to Note 2, Summary of Significant Accounting Policies, in the notes to consolidated financial statements in our 2025 Annual Report for further discussion of our significant accounting policies and estimates. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Quarterly Report or any other report or documents we file or furnish with the SEC.

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

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of March 31, 2026, the Company believes it is in compliance with all applicable REIT requirements.

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. A reconciliation of the deferred tax asset (liability) for the periods indicated is as follows (in thousands):

	As of March 31,				As of December 31,
	2026				2025
	NHF TRS	NREO TRS	NHT TRSs	Combined	NHF TRS	NREO TRS	NHT TRSs	Combined
Deferred Tax Assets	$13,567	$603	$4,929	$19,099	$13,913	$583	$5,050	$19,546
Valuation Allowance	(11,140)	(137)	(4,929)	(16,206)	(11,486)	—	(5,050)	(16,536)
Deferred Tax Liability	—	(2,540)	—	(2,540)	—	(2,512)	-	(2,512)
Deferred Tax Asset (Liability), net of Valuation Allowance	$2,427	$(2,074)	$—	$353	$2,427	$(1,929)	$—	$498

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three months ended March 31, 2026 and 2025 were (4.46)% and (3.58)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2026 and 2025. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2025, 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the three months ended March 31, 2026 and 2025.

The following table is a reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective rate for the three months ended March 31, 2026 and 2025, in accordance with the guidance prior to the adoption of ASU 2023-09. Income tax expense (benefit) for the three months ended March 31, 2025 differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands, except percentages):

	For the Three Months Ended March 31,
	2026		2025
Expected tax at U.S. federal statutory income tax rate	$(4,276)	21.0%	$(7,118)	21.0%
Non-taxable REIT income	4,855	-23.8%	7,653	-22.6%
Change in valuation allowance	330	-1.6%	678	-2.0%
Total expense (benefit)	$909	-4.46%	$1,213	-3.6%

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

As of March 31, 2026, the Company, through the OP, owned seven properties through SPEs, including four in the Diversified segment, and three in the Hospitality segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of March 31, 2026 and December 31, 2025:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		March 31, 2026		December 31, 2025
White Rock Center		Dallas, Texas	2013		100%		100%
5916 W Loop 289		Lubbock, Texas	2013		100%		100%
Cityplace		Dallas, Texas	2018		100%		100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%		100%
Dallas Hilton Garden Inn		Dallas, Texas	2014	(2)	100%		100%
St. Petersburg Marriott		St. Petersburg, Florida	2018	(2)	100%		100%
Hyatt Place Park City		Park City, Utah	2022	(2)	100%		100%
Bradenton Hampton Inn & Suites		Bradenton, Florida	2022	(2)	0%	(3)	100%

(1)
NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2)
Reflects the date NHT or its predecessor acquired the property.
(3)
Property was sold during the three months ended March 31, 2026.

4. Consolidated Real Estate Investments

As of March 31, 2026, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheet, were as follows (in thousands):

Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of Use Assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,686	$1,921	$(101)	$—	$—	$13	$13,834
5916 W Loop 289	851	2,594	—	—	—	—	—	3,445
Cityplace	18,812	195,416	9,058	(6,669)	—	19,280	379	236,276
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,116	24,837	—	—	—	572	1,587	31,112
St. Petersburg Marriott	5,829	37,879	—	—	—	1,245	2,310	47,263
Hyatt Place Park City	3,737	20,328	—	—	—	928	3,166	28,159
HUB Research Triangle Park	—	—	—	—	488	—	—	488
	61,160	291,740	10,979	(6,770)	488	22,025	7,455	387,077
Accumulated depreciation and amortization	—	(39,515)	(9,411)	4,971	—	—	(2,416)	(46,371)
Total Operating Properties	$61,160	$252,225	$1,568	$(1,799)	$488	$22,025	$5,039	$340,706

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

Depreciation expense was $3.4 million for the three months ended March 31, 2026 and $3.5 million for the three months ended March 31, 2025. Amortization expense related to the Company’s intangible lease assets was $0.2 million for the three months ended March 31, 2026 and $0.2 million for the three months ended

March 31, 2025. Amortization expense related to the Company's intangible lease liabilities was $0.3 million for the three months ended March 31, 2026 and $0.3 million for the three months ended March 31, 2025. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.2 million for the three months ended March 31, 2026 and $0.2 million for the three months ended March 31, 2025.

Acquisitions

There were no acquisitions by the Company for the three months ended March 31, 2026 and 2025.

Dispositions

The Company sold one property for the three months ended March 31, 2026, as detailed in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
Bradenton Property	Bradenton, Florida	March 24, 2026	$26,300	$26,197	$(2,784)

The Company sold one property for the three months ended March 31, 2025, as detailed in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
Plano Homewood Suites	Plano, Texas	January 24, 2025	$8,300	$8,154	$11

5. Debt

The following table contains summary information of the Company’s debt as of March 31, 2026 and December 31, 2025 (dollars in thousands):

			Outstanding principal as of
Description		Type	March 31, 2026	December 31, 2025	Interest Rate	Maturity Date (7)
Mortgages Payable
Cityplace Note A-1	(1)	Floating	$97,335	$97,755	6.03%	7/8/2026
Cityplace Note A-2	(1)	Floating	12,253	12,306	6.03%	7/8/2026
Cityplace Note B-1	(1)	Floating	21,292	21,384	10.03%	7/8/2026
Cityplace Note B-2	(1)	Floating	2,680	2,692	10.03%	7/8/2026
Cityplace Mezz Note-1	(1)	Floating	3,042	3,055	10.03%	7/8/2026
Cityplace Mezz Note-2	(1)	Floating	383	385	10.03%	7/8/2026
NHT - Note A	(2)	Floating	23,743	26,381	5.69%	2/8/2027
NHT - Note B	(2)	Floating	11,432	12,702	10.15%	2/8/2027
OSL Loan	(3)	Fixed	14,140	—	8.50%	2/12/2029
NHT - PC & B Loan	(3)	Floating	—	38,580	—	—
White Rock Center Note	(4)	Fixed	10,000	10,000	10.00%	8/2/2029
Notes Payable
Dominion Note		Floating	13,250	13,250	6.75%	8/8/2026
NexBank Revolver	(5)	Floating	10,994	10,994	7.17%	5/21/2026
Convertible Notes Due to Affiliates		Fixed	58,111	58,111	2.25% - 7.50%	2/14/2027 - 9/30/2042
Promissory Notes Due to Affiliates		Fixed	831	817	7.33%	4/17/2027
Prime Brokerage Borrowing
Jefferies Line of Credit		Floating	4,875	5,136	4.14%	N/A (8)
Total Debt			$284,361	$313,548
Fair market value adjustment, net of accumulated amortization	(6)		(5,855)	(6,222)
Deferred financing costs			(451)	(303)
			$278,055	$307,023

(1)
This debt is secured by the following property: Cityplace.
(2)
This debt is secured by the following properties: HGI Property and the St. Pete Property.
(3)
As of December 31, 2025, this debt was secured by the following properties: Park City and Bradenton. As of March 31, 2026, following the sale of the Bradenton property on March 24, 2026, this debt is secured by the following property: Park City.
(4)
This debt is secured by the following property: White Rock Center.
(5)
This debt is secured by the following property and investments: 5916 W Loop 289 and IQHQ, LP.
(6)
The Company recorded a valuation adjustment of the Convertible Notes Due to Affiliates upon the consolidation of NexPoint Hospitality Trust ("NHT") to adjust for the difference between the fair value and the outstanding principal amount of the debt. The difference is amortized into interest expense over the terms of the notes.
(7)
See Note 17 for additional information regarding the maturity date of the loans.
(8)
This debt balance has no stated maturity date.

Cityplace Debt

The Company has debt on Cityplace pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. Effective as of May 8, 2026, the lender agreed to defer the maturity to July 8, 2026. Management is currently engaged in discussions with the lender regarding the extension of the maturity date of the Cityplace debt. Management can give no assurance that the lender will agree to such an extension.

Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $137.0 million principal balance outstanding as of March 31, 2026, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued.

The weighted average interest rate of the Company’s debt related to its Cityplace investment was 6.83% as of March 31, 2026 and 7.65% as of December 31, 2025. The one-month SOFR was 3.79% as of March 31, 2026 and 4.33% as of December 31, 2025.

The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of March 31, 2026, the Company believes it is in compliance with all such covenants.

White Rock Center Debt

On August 2, 2024, the Company, through Freedom LHV, LLC (“Freedom LHV”), an indirect subsidiary of the Company, borrowed approximately $10.0 million from The Ohio State Life Insurance Company (“OSL”). The debt is secured by certain real property held by Freedom LHV and is guaranteed by the Company.

Dominion Note

On August 9, 2022, the Company borrowed approximately $13.3 million from the seller, Gabriel Legacy, LLC to finance its acquisition of 21.5 acres of land in Plano, Texas held through NexPoint Dominion Land, LLC, a wholly owned subsidiary of the OP. The note (the “Dominion Note”) bears interest at an annual rate equal to the Wall Street Journal Prime Rate and initially matured on August 8, 2025, with two one-year extension options. On August 8, 2025, the Company elected to use one of the one-year extensions under the Dominion Note to extend the maturity date to August 8, 2026. One additional one-year extension option remains available under the terms of the Dominion Note.

Mortgages Payable, Hospitality

On February 28, 2019, a subsidiary of the Company entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP. The Note A Loan and Note B Loan are secured by the HGI Property and the St. Pete Property. The Note A Loan and Note B Loan are set to mature on February 8, 2027. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition. For the three months ended March 31, 2026, the Company paid $0.4 million and $0.3 million in interest on the Note A Loan and the Note B Loan, respectively.

On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, the Company, through its subsidiaries entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. On February 12, 2026, the PC & B Loan was repaid in full and extinguished with proceeds from the OSL Loan (as defined below). No amounts remain outstanding under the PC & B Loan as of March 31, 2026.

On February 12, 2026, certain indirect subsidiaries of the Company (the "NHT Borrowers") entered into a Loan Agreement with OSL, pursuant to which OSL made a loan to the NHT Borrowers in the principal amount of $39,390,000 (the "OSL Loan"), bearing interest at a fixed rate of 8.5% per annum with an initial maturity date of February 12, 2029, subject to certain extension rights. The OSL Loan was initially secured by mortgages on two hotel properties: (i) the Bradenton Hampton Inn & Suites, with an allocated loan amount of $25.3 million, and (ii) Hyatt Place Park City, with an allocated loan amount of $14.1 million. The proceeds of the OSL Loan were used to repay in full and extinguish the PC & B Loan. In connection with the OSL Loan, the OP entered into a non-recourse carve-out guaranty for the benefit of OSL (the "OSL Guaranty"), pursuant to which the OP agreed to guarantee certain obligations of the NHT Borrowers. Generally, the guarantors’ liability is limited to losses, damages, costs and expenses arising from specified “bad acts.” The OSL Guaranty becomes a full recourse guaranty, covering up to the outstanding principal balance plus accrued interest and other amounts, upon the occurrence of certain triggering events.

On March 24, 2026, the Company, through its indirect subsidiary, entered into a Membership Interest Purchase Agreement pursuant to which it agreed to sell 100% of the membership interests in the entity that owned the Bradenton Hampton Inn & Suites property to OSL Bradenton Downtown, LLC. The sale closed on March 24, 2026 for total consideration of $26.3 million. In connection with the sale, the $25.3 million allocated portion of the OSL Loan attributable to the Bradenton Hampton Inn & Suites property was repaid in full. As of March 31, 2026, the outstanding balance of the OSL Loan was $14.1 million, secured solely by the Hyatt Place Park City property. For the three months ended March 31, 2026, the Company incurred interest expense of $0.4 million on the OSL Loan.

The loan documents contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants. As of March 31, 2026, the Company believes it is in compliance with all debt covenants.

Notes Payable, Hospitality

NHT and certain of its subsidiaries also entered into several convertible notes with affiliates of NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”) since January 8, 2019. On April 10, 2024, NexPoint Real Estate Partners, LLC (“NREP”), an entity advised by an affiliate of the Adviser, and Highland Capital Management, L.P. (“Highland”), a third party, entered into a Purchase Agreement ("Purchase Agreement") whereby Highland agreed to sell, among other things, 2,176,257 units (the “NHT Units”) of NHT to NREP. The Purchase Agreement was funded in part by cash of $0.8 million provided to NREP by the Company that was allocated for the sale of the NHT Units. Then on April 19, 2024, the Company, NexPoint Real Estate Opportunities, LLC ("NREO"), a wholly owned subsidiary of the Company, and NREP entered into an Assignment of Interests Agreement whereby NREP distributed, assigned, conveyed, transferred, set over, and delivered to NREO its right to purchase the NHT Units under the Purchase Agreement and all of its rights, title and interest in, to and under the NHT Units, including all voting, consent and financial rights, free and clear of all liens and encumbrances (the “NHT Acquisition”). As a result, the Company owned 53.65% of the outstanding NHT Units and was determined to hold the controlling financial interest in NHT and as a result consolidated NHT. On April 17, 2025, the Company took NHT private in a merger transaction (the “NHT Merger”) acquiring all remaining NHT Units which were not previously owned by the Company and fully consolidating the Hospitality portfolio under the Company’s sole ownership. On April 17, 2025, the notes were amended and restated in connection with the closing of the NHT Merger and the obligations thereunder were assumed by NXDT Hospitality Holdco, LLC (“Hospitality Holdco”), a wholly-owned subsidiary of the Company. For $0.1 million of the notes, the principal and interest is convertible into membership interest units of Hospitality Holdco (the “Hospitality Holdco Units”) at the fair market price of the Hospitality Holdco Units at the time of conversion any time during the term of the note. For $44.2 million of the notes, the principal of the notes is convertible into Hospitality Holdco Units, at prices ranging from $1.44 to $2.50 for a period of five years from its date of issuance (with the expiration of conversion rights ranging from June 25, 2026 to September 30, 2027). One note issued to Highland Global Allocation Fund in the amount of $8.5 million, and two notes issued to Highland Opportunities and Income Fund in the aggregate amount of $5.2 million are not convertible into Hospitality Holdco Units. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of March 31, 2026, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $52.3 million.

Promissory Notes Payable to Affiliates

In connection with the NHT Merger, on April 17, 2025, several promissory notes were issued to certain affiliates of the Company due to a limitation on common shares issued to affiliates of the issuer by the New York Stock Exchange ("NYSE"). The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 17, 2027, with two one-year extension options. As of March 31, 2026, the carrying amount of the promissory notes due to affiliates under the notes was $0.8 million.

Revolving Credit Facility

On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, a maturity date of May 21, 2024 and the option to extend the maturity two times by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. On November 21, 2025, the Company elected to extend the maturity by six months to May 21, 2026. The Company intends to exercise its option to extend the maturity date by an additional six months before May 21, 2026.

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

Prime Brokerage Borrowing

Effective July 2, 2022, the Company entered into a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of March 31, 2026, the Company had a margin balance of approximately $4.9 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $20.7 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to March 31, 2026 are as follows (in thousands):

	Credit Facilities	Mortgages Payable	Notes Payable	Prime Brokerage Borrowing	Total
2026	$10,994	$136,985	$13,250	$—	$161,229
2027	—	35,175	21,331	—	56,506
2028	—	—	—	—	—
2029	—	24,140	—	—	24,140
2030	—	—	—	—	—
Thereafter	—	—	37,611	4,875	42,486
Total	$10,994	$196,300	$72,192	$4,875	$284,361

6. Variable Interest Entities

As of March 31, 2026, and December 31, 2025, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

				Percentage Ownership as of		Relationship as of
Entities	Instrument	Asset Type		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage		53.0%	53.0%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage		33.7%	33.8%	VIE	VIE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft		16.4%	16.4%	VIE	VIE
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily		50.0%	50.0%	VIE	VIE
Life Sciences II DST	DST investment	Life science		25.8%	25.8%	VIE	VIE
Semiconductor DST	DST investment	Industrial		19.2%	19.2%	VIE	VIE
Capital Acquisitions Partners, LLC	LLC interest	Multifamily		20.9%	20.9%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage		12.9%	12.9%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental		11.9%	12.3%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental		28.0%	28.0%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science		0.9%	0.9%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	(1)	100%	100%	VIE	VIE
AMS C-Store JV, LLC	Preferred Shares	Retail	(2)	100%	100%	VIE	VIE

(1)
The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc. ("NHI"), but it does not own any of the outstanding common stock of NHI.
(2)
The Company owns 100% of the preferred stock of AMS C-Store JV, LLC, but it does not own any of the outstanding common stock of AMS C-Store JV, LLC.

The maximum exposure to loss of value for the VIE investments includes both the carrying value of each investment, as presented in the tables in Notes 7 and 9, and the Company’s exposure through additional arrangements. The Company has provided guarantees on certain debt obligations of some of the VIEs, see Note 13 for further details.

Consolidated VIEs

The Company did not have any consolidated VIEs as of March 31, 2026 and December 31, 2025.

7. Equity Method Investments

Below is a summary of the Company’s equity method investments as of March 31, 2026 (dollars in thousands):

Investee Name	Instrument	Asset Type	Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$7,837	$(9,590)	$17,427	$(276)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	(4,997)	(1,807)	(3,190)	482
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,325	12,325	—	1
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,675	11,756	919	25
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		462	462	—	(239)
					$28,302	$13,146	$15,156	$(7)

Below is a summary of the Company's investments as of March 31, 2026 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	12.9%	(6)	$54,106
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	15.8%	(6)	39,767
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	11.9%	(6)	113,632
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%	(3)	51,946
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	33.7%		34,653
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	28.0%		24,265
LLV Holdco, LLC	LLC interest	Land	26.8%		2,073
AMS C-Store JV, LLC	Preferred stock	Retail	100.0%	(8)	19,249
					$339,691

Below is a summary of the Company’s equity method investments as of December 31, 2025 (dollars in thousands):

Investee Name	Instrument	Asset Type	Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$8,114	$(9,590)	$17,704	$(1,741)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	(4,631)	339	(4,970)	57
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,324	12,324	—	3
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,650	11,756	894	100
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		700	1,717	(1,017)	292
					$29,157	$16,546	$12,611	$(1,289)

Below is a summary of the Company's investments as of December 31, 2025 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	12.9%	(6)	$56,557
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	15.9%	(6)	41,568
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	12.3%	(6)	118,599
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%	(3)	51,673
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	33.8%		34,470
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	28.0%		28,573
LLV Holdco, LLC	LLC interest	Land	26.8%		1,598
AMS C-Store JV, LLC	Preferred stock	Retail	100.0%	(8)	18,420
					$351,458

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
(4)
The Company owns 100% of Las Vegas Land Owner, LLC which owns 77% of a joint venture that owns an 8.5 acre tract of land (the "Tivoli North Property"). Through a tenancy in common arrangement, the Company shares control and as such accounts for this investment using the equity method.
(5)
The Company has a 50% non-controlling interest in Claymore Holdings, LLC (“Claymore”). The Company has determined it is not the primary beneficiary and does not consolidate these entities.
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
(8)
The Company owns 100% of the preferred units in AMS C-Store JV, LLC but is not deemed to be the primary beneficiary and does not have a controlling financial interest of the investee and as such, accounts for the investee using the equity method.

Marriott Uptown Basis

As of March 31, 2026, the Company held an equity method investment in AM Uptown Hotel, LLC (“Marriott Uptown”). The Company accounts for this investment under the equity method of accounting, as it has the ability to exercise significant influence over operating and financial policies.

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

The table below presents the summarized statement of operations for the year ended December 31, 2025 for the Company’s significant equity method investments (dollars in thousands):

	NREF	VineBrook
Revenues
Rental income	$7,737	$353,381
Net interest income	47,176	—
Other income	98,273	17,896
Total revenues	$153,186	$371,277

Expenses
Total expenses	$33,686	$568,840

Gain (loss) on sales and impairment of real estate	3,643	3,255
Other income (expense)	—	1,029
Unrealized gain (loss) on derivatives	—	(14,537)
Total comprehensive income (loss)	$123,143	$(207,816)

The table below presents the summarized statement of operations for the year ended December 31, 2024 for the Company’s significant equity method investments (dollars in thousands):

VineBrook
Revenues
Rental income	$357,526
Net interest income	—
Other income	5,299
Total revenues	$362,825

Expenses
Total expenses	$520,535

Gain (loss) on sales and impairment of real estate	(32,455)
Other income (expense)	(4,244)
Unrealized gain (loss) on derivatives	—
Total comprehensive income (loss)	$(194,409)

8. Fair Value of Financial Instruments

The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of March 31, 2026 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$47	$—	$47
Common stock	54,521	—	119,905	174,426
Convertible notes	—	—	11,963	11,963
LLC interest	—	—	55,975	55,975
LP interest	—	54,106	137,897	192,003
Preferred Shares	—	—	72,577	72,577
Rights and warrants	—	—	4	4
Senior loan	—	48	49,066	49,114
	$54,521	$54,201	$447,387	$556,109

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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the three months ended March 31, 2026 (in thousands):

	December 31, 2025	Contributions/ purchases	Paid in-kind dividends	Transfer Into (Out of) Level 3	Redemptions/ conversions	Realized gain/ (loss)	Unrealized gain/ (loss)	March 31, 2026
Common stock	$120,690	$—	$—	$—	$—	$(9)	$(776)	$119,905
Convertible notes	11,994	—	—	—	—	—	(31)	11,963
LLC interest	54,488	—	829	—	—	—	658	55,975
LP interest	147,172	693	—	—	—	—	(9,968)	137,897
Preferred Shares	73,388	—	1,439	—	(2,250)	—	—	72,577
Rights and warrants	4	—	—	—	—	—	—	4
Senior loan	46,926	962	1,404	—	(235)	—	9	49,066
Total	$454,662	$1,655	$3,672	$—	$(2,485)	$(9)	$(10,108)	$447,387

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the three months ended March 31, 2025 (in thousands):

	December 31, 2024	Contributions/ purchases	Paid in-kind dividends	Transfer Into (Out of) Level 3	Redemptions/ conversions	Realized gain/ (loss)	Unrealized gain/ (loss)	March 31, 2025
Common stock	$157,828	$—	$—	$—	$(3,687)	$1,511	$(14,795)	$140,857
Convertible notes	20,846	—	—	—	(2,758)	—	107	18,195
LLC interest	36,777	12,960	—	—	—	—	(1,192)	48,545
LP interest	189,659	650	—	—	—	—	(13,201)	177,108
Preferred Shares	69,895	—	1,398	—	—	—	—	71,293
Rights and warrants	—	—	—	—	—	—	—	—
Senior loan	43,693	—	1,237	—	(522)	2	99	44,509
Total	$518,698	$13,610	$2,635	$—	$(6,967)	$1,513	$(28,982)	$500,507

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of March 31, 2026.

		Significant
Category	Valuation Technique	Unobservable Inputs	Input/Range Values	Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10 - $1.10 ($0.565)	$119,905
	Discounted Cash Flow	Discount Rate	7.00% - 14.00% (9.50%)
		Market Rent (per sqft)	$13.00 - $42.50 ($27.75)
	NAV Approach	Discount Rate	10.00%
		NAV per Share	$4.26
	Multiples Analysis	Multiple of EBITDA	3.50x - 4.75x (4.125x)
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)	$1,211.50

Convertible Notes	Discounted Cash Flow	Discount Rate	6.33% - 8.58% (7.38%)	11,963

LLC Interest	Discounted Cash Flow	Discount Rate	7.00% - 27.00% (12.75%)	55,975
		Market Rent (per sqft)	$13.00 - $42.50 ($27.75)
		Capitalization Rate	5.375%

LP Interest	Market Approach	Capitalization Rate	5.50% - 6.00% (5.75%)	137,897
		Terminal Capitalization Rate	6.09%
	NAV Approach	Discount Rate	5.00% - 10.00% (7.50%)
		NAV per Share	4.50% - 5.00% (4.75%)

Preferred Shares	Liquidation Analysis	Par	$1,000.00	72,577

Rights and Warrants		Price per Share	$0.08	4

Senior Loan	Discounted Cash Flow	Discount Rate	12.50% - 17.50% (14.13%)	49,066

Total				$447,387

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

Financial Instruments Not Carried at Fair Value

At March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accrued interest and dividends, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, income tax payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. Long-term indebtedness is carried at amounts that reasonably approximate their fair value at March 31, 2026 and December 31, 2025, except for the following debt (in thousands):

	March 31, 2026		December 31, 2025
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Notes payable	$83,186	$70,302	$83,172	$67,959

Other Financial Instruments

Redeemable noncontrolling interests in the OP and the 9.00% Series B Cumulative Redeemable Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share (the "Series B Preferred Shares"), have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the liquidation preference of the Series B Preferred Shares, less non-contingent redemption fees. The non-contingent fees reduce the amount of cash the Company would be required to pay upon redemption. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP and the Series B Preferred Shares are classified as Level 2 if they are adjusted to their redemption value. The redemption value of the redeemable noncontrolling interests in the OP is based on the fair value of the Company's common shares at the redemption date, and therefore, is calculated based on the fair value of the Company's common shares at the balance sheet date. As of March 31, 2026 and December 31, 2025, the redemption value of the redeemable noncontrolling interests in the OP and the Series B Preferred Shares was less than the carrying value on the Consolidated Balance Sheets.

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

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The Hospitality segment previously had an interest rate cap agreement related to the notes payable on the Park City and Bradenton properties. As of March 31, 2026, the Hospitality segment had no interest rate cap agreements outstanding. As of December 31, 2025, the interest rate cap agreement effectively capped one-month SOFR on $38.6 million of the Hospitality segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%. The interest rate cap was extinguished on February 12, 2026 in connection with the refinancing of the PC & B Loan with the OSL Loan, which bears interest at a fixed rate.

Changes in fair value of the interest rate caps were recorded directly as interest expense on the Consolidated Statement of Operations and Comprehensive Income (Loss). For the three months ended March 31, 2026 and 2025, the Company recorded $0 and $41.5 thousand, respectively, in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps was $0.1 million as of December 31, 2025, and was recorded as interest rate caps in the Consolidated Balance Sheets.

As of December 31, 2025, the Hospitality segment had the following outstanding interest rate caps (in thousands):

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	February 5, 2026

9. Investments in DSTs

The Company invested in the Class 1 Beneficial Interests (“Class 1”) in two Delaware Statutory Trusts (DSTs). The Class 1 are accounted for as investments in equity securities without readily determinable fair values under the measurement alternative, which measures the investment at cost minus impairment, if any, plus or minus changes in fair value when observable prices are identified. As the Class 1 are still being actively issued, the investments are held at cost with no upward or downward fair value adjustment nor impairment losses to date. Therefore, the fair values of the investments in DSTs utilizing Level 3 inputs approximate their carrying amounts. The Company recognized $0.5 million and $0.4 million, respectively, in dividend income for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the Company held the following investments (dollars in thousands):

Balances, as of March 31, 2026	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559

As of December 31, 2025, the Company held the following investments (dollars in thousands):

Balances, as of December 31, 2025	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559

10. Shareholders’ Equity

Common Shares

As of March 31, 2026, the Company had 51,650,102 common shares issued and outstanding, 1,517,497 of which were issued during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company made the following distributions:

Payment Date (1)	Distribution Rate per Share	Ex-Date	Record Date
March 31, 2026	$0.15	2/20/2026	2/20/2026
(1)
The distributions paid consisted of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company's common shares.

As of March 31, 2025, the Company had 44,517,013 common shares issued and outstanding. 1,837,444 common shares were issued during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company made the following distributions:

Payment Date (1)	Distribution Rate per Share	Ex-Date	Record Date
March 31, 2025	$0.15	2/28/2025	2/28/2025

(1)
The distributions paid consisted of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company's common shares.

Series A Preferred Shares

On January 8, 2021, the Company issued 3,359,593 5.50% Series A Cumulative Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share ("Series A Preferred Shares") with an aggregate liquidation preference of approximately $84.0 million. The Series A Preferred Shares were issued as part of the consideration for an exchange offer for a portion of the Company’s common shares. The Series A Preferred Shares became callable on December 15, 2023 at a price of $25 per share. The Company may exercise its call option at the Company's discretion. As a result, these are included in permanent equity.

During the three months ended March 31, 2026, the Company made the below distribution on its Series A Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
March 31, 2026	$0.34375	3/24/2026	3/24/2026

During the three months ended March 31, 2025, the Company made the below distribution on its Series A Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
March 31, 2025	$0.34375	3/24/2025	3/24/2025

Distributions on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.

Series B Preferred Shares

On January 30, 2025, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. As of March 31, 2026, the Company has issued 1,264,112 Series B Preferred Shares for gross proceeds of $31.0 million before deducting selling commissions and dealer manager fees of approximately $2.5 million, and organization and offering costs of approximately $0.1 million. The Company expects that the Series B Preferred Offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time.

During the three months ended March 31, 2026, the Company declared the below distributions on its Series B Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
July 6, 2026	$0.18750	6/25/2026	6/25/2026
June 5, 2026	$0.18750	5/22/2026	5/22/2026
May 5, 2026	$0.18750	4/24/2026	4/24/2026

During the three months ended March 31, 2025, the Company declared the below distributions on its Series B Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
April 7, 2025	$0.18750	3/25/2025	3/25/2025
March 5, 2025	$0.18750	2/25/2025	2/25/2025

Distributions on the Series B Preferred Shares are cumulative from their original issue date at the annual rate of 9% of the $25 per share initial stated value and are payable monthly on the fifth day of each calendar month or, if such date is not a business day, on the next succeeding business day.

Share Repurchase Program

On October 28, 2024, the Board authorized us to repurchase an indeterminate number of common shares and Series A Preferred Shares at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 28, 2026. We may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time.

During the three months ended March 31, 2026, the Company repurchased 515,437 of its common shares at a total cost of approximately $2.2 million, or $4.37 per share on average. During the three months ended March 31, 2025, the Company did not repurchase any of its common shares.

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

Restricted Share Units. Under the LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn distributions that are payable in cash on the vesting date. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur. The following table contains unvested restricted share units under the LTIP as of March 31, 2026:

	Summary of Grants
	March	April	June	Total
2023	—	603,482	—	603,482
2024	1,033,787	—	—	1,033,787
2025	—	937,643	572,592	1,510,235
Total	1,033,787	1,541,125	572,592	3,147,504

As of March 31, 2026 and December 31, 2025, the Company had 2,229,275 and 2,463,802 unvested units under the LTIP, respectively.

The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the three months ended March 31, 2026:

	2026
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2026	2,463,802		$5.81
Vested	(234,527)	(1)	4.41
Outstanding March 31, 2026	2,229,275		$5.95

(1)
Certain key employees of the Adviser elected to net the taxes owed upon the vesting against the shares issued resulting in 169,198 shares being issued as shown on the Consolidated Statements of Equity.

The following table contains information regarding the vesting of restricted share units under the LTIP as of March 31, 2026:

	Shares Vesting
	February	March	April	June	Total
2026	—	—	397,608	164,797	562,405
2027	355,614	234,527	130,974	—	721,115
2028	355,614	234,527	—	—	590,141
2029	355,614	—	—	—	355,614
Total	1,066,842	469,054	528,582	164,797	2,229,275

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $1.1 million and $0.8 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of March 31, 2026, the Company had recognized a liability of approximately $1.8 million related to distributions earned on restricted share units that are payable in cash upon vesting. As of March 31, 2026, total unrecognized compensation expense on restricted share units was approximately $8.3 million, and the expense is expected to be recognized over a weighted average vesting period of 1.3 years. As of December 31, 2025, total unrecognized compensation expense on restricted share units was approximately $9.4 million, and the expense is expected to be recognized over a weighted average vesting period of 1.4 years.

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of the Company’s common shares outstanding and excludes any unvested restricted share units issued pursuant to the 2023 LTIP.

Diluted earnings (loss) per share is computed by adjusting basic earnings per share for the dilutive effect of the assumed vesting of restricted share units and assumed conversion of Series B Preferred Shares. During periods of net loss, the assumed vesting of restricted share units and the assumed conversion of Series B Preferred Shares are anti-dilutive and are not included in the calculation of earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Three Months Ended March 31,	Three Months Ended March 31,
		2026	2025
Numerator for loss per share:
Net loss attributable to common shareholders		$(22,970)	$(34,318)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		50,084	42,899
Denominator for basic loss per share		50,084	42,899
Weighted average unvested restricted stock units		2,427	1,398
Weighted average number of common shares from assumed conversion of Series B Preferred Shares		6,182	—
Denominator for diluted earnings per share	(1)	50,084	42,899

Loss per weighted average common share:
Basic		$(0.46)	$(0.80)
Diluted		$(0.46)	$(0.80)

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

As of March 31, 2026 and 2025, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.

On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid in one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2025 annual meeting of shareholders, the Company’s shareholders approved issuances in excess of the Share Cap. During the three months ended March 31, 2026, we issued 212,863.17 common shares to the Adviser in payment of the Fees in an amount of $0.9 million.

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

Advisory Fees, NHT

Prior to the closing of the NHT Merger on April 17, 2025, NHT was externally managed by the NHT Adviser. In accordance with the advisory agreement entered into between NHT and the NHT Adviser (the “NHT Advisory Agreement”), the Company paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value (as defined below). Under the direct supervision of the REIT, the duties performed by NHT’s Adviser under the terms of the NHT Advisory Agreement include, but are not limited to: providing daily management for NHT, selecting and working with third party service providers, overseeing the third party manager, formulating an investment strategy for NHT and selecting suitable properties and investments, managing NHT’s outstanding debt and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the renovation program or overseeing a third party vendor that implements the renovation program. “REIT Asset Value” means the value of NHT’s total assets, as determined in accordance with International Financial Reporting Standards (IFRS) except that such value shall only consolidate NHT’s and NHT Holdings, LLC assets plus NHT’s pro rata share of leverage at NHT Operating Partnership, LLC ("NHT OP"). Pursuant to the terms of the NHT Advisory Agreement, NHT will reimburse the NHT Adviser for all documented Operating Expenses and offering expenses it incurs on behalf of NHT. “Operating Expenses” include legal, accounting, financial and due diligence services performed by the NHT Adviser that outside professionals or outside consultants would otherwise perform and NHT’s pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the NHT Adviser required for NHT’s operations. Operating Expenses do not include expenses for the advisory services described in the NHT Advisory Agreement. Certain Operating Expenses, such as NHT’s ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the NHT Adviser or its affiliates that relate to the operations of NHT, may be billed monthly to NHT under a shared services agreement.

As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining outstanding advisory fees under the NHT Advisory Agreement, and as a result of the termination of the NHT Advisory Agreement, incurred a termination fee of $3.5 million. As of March 31, 2026 there is a remaining payable of advisory fees of $11.3 million.

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

For the three months ended March 31, 2026 and 2025, the Company incurred Administrative Fees and Advisory Fees of $3.1 million and $3.3 million, respectively.

Loans from Affiliates

As of March 31, 2026, a subsidiary of the Company has assumed several convertible notes issued by NHT to certain affiliates of the former NHT Adviser totaling $52.3 million (see Note 5 to our consolidated financial statements). The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheet.

Revolving Credit Facility

On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50%. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. On November 21, 2025, the Company elected to extend the maturity by six months to May 21, 2026. The Company intends to exercise its option to extend the maturity date by an additional six months before May 21, 2026. As of March 31, 2026, the NexBank Revolver had an outstanding balance of $11.0 million.

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

On December 8, 2022 and in connection with a restructuring of NexPoint Storage Partners, Inc. (“NSP”), the Company, together with NREF, Highland Opportunities and Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP

("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of March 31, 2026. As of March 31, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $15.1 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.

NexBank Guaranty

The Company is a guarantor and an indemnitor on the NexBank Revolver. As of March 31, 2026, the NexBank Revolver had an outstanding balance of $11.0 million. The Company guarantees the borrowers’ obligations under the loan agreement and the guaranty is a guaranty of payment and performance, not of collection, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the Company is responsible for indemnifying the lender against losses, claims, damages, and costs (including attorneys' fees) arising from the borrowers’ or any other loan party’s breach of its warranties, representations, and agreements under the loan agreement. The Company has not recorded a contingent liability with respect to this guaranty as the borrowers are current on all debt payments and in compliance with all debt compliance provisions.

Guaranties of WLIF I

The Company is a guarantor on certain loans made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $106.8 million outstanding as of March 31, 2026. The obligations consist of two separate guaranty instruments: (i) an Amended and Restated Guaranty of Collection, under which the Company's liability is limited to any deficiency remaining after the lender has exhausted all contractual and legal remedies against the borrower and conducted a public sale of the underlying loan collateral in accordance with the Uniform Commercial Code, and (ii) an Amended and Restated Limited Recourse Guaranty, under which the Company's obligations are generally only triggered upon the occurrence of certain springing recourse events, including if the borrower voluntarily files for bankruptcy or similar liquidation or reorganization, takes actions that adversely interfere with the lender's enforcement rights during the continuance of an event of default, or consents to or joins in an involuntary bankruptcy proceeding commenced by a third party. Each guarantor's liability under both instruments is limited to its prorated share of the guaranteed obligations, allocated on an individual borrower basis as set forth in the applicable guaranty. The borrower is current on all debt payments and the Company is in compliance with all debt compliance provisions, including the minimum liquidity and minimum net worth covenants required under each guaranty.

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

Capital Acquisitions Partners, LLC

The Company owns approximately 20.9% of the total outstanding membership interests of Capital Acquisitions Partners, LLC, an entity that invests in multifamily housing. The remaining membership interests are held by NREF OP. See Notes 6 and 7 for additional information.

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

Series B Preferred Shares Offering

On January 30, 2025, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of March 31, 2026, the Company has sold 1,264,112 shares of the Series B Preferred Shares for total gross proceeds of $31.0 million.

Ground Lease

The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. See Note 14 for additional information.

NSP DST Guaranty

On February 13, 2026, but effective as of October 1, 2021, the Company entered into a consent agreement and executed an amended and restated guaranty (the “NSP DST Guaranty”) with NSP and NexPoint Storage Partners Operating Company, LLC (together with NSP and the Company, collectively the “NSP DST Guarantors”) in favor of Wilmington Trust, National Association, as trustee for the benefit of registered holders of GS Mortgage Securities Trust 2021-GSA3, Commercial Mortgage Pass-Through Certificates, Series 2021-GSA3 (“NSP DST Lender”), pursuant to which the Company agreed to become an additional guarantor of certain recourse obligations of the borrowers, NSP II Miami DST, NSP II Atlanta DST, NSP II Stamford DST, and NSP II St Pete DST (collectively, the “NSP DST Borrowers”), under a Loan Agreement, dated October 1, 2021, by and among the NSP DST Borrowers and NSP DST Lender (the “NSP DST Loan Agreement”). NSP may be deemed to be an affiliate of the Adviser and the NSP DST Borrowers are advised by an affiliate of the Adviser. The Company entered into the NSP DST Guaranty as a condition of NSP DST Lender agreeing to modify and amend the terms and provisions under the NSP DST Loan Agreement. The NSP DST Loan Agreement provides for a loan in the original principal amount of $28.5 million to the NSP DST Borrowers (the “NSP DST Loan”). Amounts under the NSP DST Loan bear interest at a fixed rate of 3.62% per annum and are due and payable on October 6, 2031. The NSP DST Loan is secured by mortgages on four self-storage properties owned by one or more of the NSP DST Borrowers.

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

OSL Loan

On February 12, 2026, certain indirect subsidiaries of the Company entered into the OSL Loan in the principal amount of $39.4 million, bearing interest at a fixed rate of 8.5% per annum and maturing on February 12, 2029, subject to certain extension rights. The OSL Loan was originally secured by mortgages on the Bradenton Hampton Inn & Suites and the Hyatt Place Park City, with allocated loan amounts of $25.3 million and $14.1 million, respectively. Following the sale of the Bradenton Hampton Inn & Suites property on March 24, 2026, the OSL Loan is secured solely by the Hyatt Place Park City property as of March 31, 2026, with an outstanding balance of $14.1 million.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties in the Diversified segment are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the three months ended March 31, 2026 and 2025 the Company through its subsidiaries had paid approximately $0.1 million and $0.2 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $1,200 per month. The property management agreement with NexVest for Cityplace is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for the undeveloped property in Plano, Texas is dated September 1, 2024, and the management fee is calculated on 3% of gross receipts, with a minimum fee of $750 per month. The property management agreement with NexVest for Cityplace also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the three months ended March 31, 2026, the SPE holding Cityplace reimbursed $0.4 million to NexVest for these expenses. For the three months ended March 31, 2025, the SPE holding Cityplace reimbursed $0.4 million to NexVest for these expenses.

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

The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center, with an aggregate principal amount of $10.0 million as of March 31, 2026. The obligations include a continuing guarantee, which is generally applicable to all current and future liabilities or obligations of the borrower, whether directly or indirectly incurred, including through an agreement with an affiliate, joint venture partner or other third party. This guarantee remains in effect until all such obligations have been satisfied in full, unless terminated in accordance with the terms of the guarantee agreement. The loan is secured by certain real property held by Freedom LHV.

On March 14, 2025, the Company purchased 2,754.59 shares of NexPoint Storage Partners Operating Company, LLC (the “NSP OC Common Units”) for an aggregate amount of $2.0 million, 4,638.07 shares for an aggregate amount of $3.2 million on April 29, 2025, and 5,157.67 shares for an aggregate amount of $3.6 million on June 16, 2025. As of March 31, 2026, the Company owns approximately 59,614.68 Class B Units, or 33.69%, of the outstanding NSP OC Common Units.

On April 3, 2026, the OP, Highland Opportunities & Income Fund (“HFRO”), Highland Global Allocation Fund (“HGLB”) and NRES REIT Sub II, LLC (“NRES” and, together with HFRO and HGLB, the “Other NSP Note Purchasers”) entered into a participation agreement side letter (the “Side Letter”) with NexPoint Real Estate Finance Operating Partnership, L.P. (“NREF OP”). Pursuant to the Side Letter, effective on March 30, 2026, the OP purchased an undivided participation interest in $962,000 principal amount of that certain Secured Promissory Note, dated as of January 16, 2026, as amended by that certain First Amendment to Secured Promissory Note and Joinder Agreement, dated as of March 25, 2026 (as amended, the “NSP Note”), by and between NexPoint Storage Partners Operating Company, LLC (“NSP OC”), a subsidiary of NSP and certain subsidiaries of NSP OC and of NexPoint Advisors, L.P., the parent of our Sponsor, as co-borrowers, and NREF OP, as lender. In addition, under the Side Letter and that certain participation agreement, dated March 25, 2026, as amended, between NREF OP and OSL, the OP, OSL and each Other NSP Note Purchaser has the right, but not the obligation, to participate in any future advance under the NSP Note up to its then-current pro rata share, with NREF OP remaining obligated to fund any amount of future advances under the NSP Note not funded by the OP, OSL or the Other NSP Note Purchasers. Under the NSP Note, NSP OC may borrow up to an aggregate principal amount of $40 million, with $22.7 million outstanding as of April 3, 2026. The NSP Note bears interest at a rate of 14% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first priority lien on certain income streams and the related deposit accounts of the co-borrowers.

On December 18, 2025, the Company purchased 2,996.19 shares of common stock of NSP for an aggregate amount of $1.9 million. As of March 31, 2026, the Company owns approximately 89,365.19 shares of NSP common stock, or 52.98%, of the outstanding NSP common stock.

On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer the Structured Note in SFP and all its rights, title and interests to related party NHI and its wholly owned subsidiaries. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI and owns 72,577 and 71,293 shares, respectively, as of March 31, 2026 and 2025.

Related Party Investments

The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the three months ended and as of March 31, 2026, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Basis	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income (Losses)
NexPoint Real Estate Finance, Inc.	Common Stock	$39,767	$(1,801)	$—	$—	$1,476	$(325)
NexPoint Storage Partners, Inc.	Common Stock	51,946	273	—	—	—	273
NexPoint Residential Trust, Inc.	Common Stock	2,543	(519)	—	—	54	(465)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	11,964	(31)	—	—	230	199
NexPoint Storage Partners Operating Company, LLC	LLC Units	34,653	182	—	—	—	182
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	113,632	(4,966)	—	—	1,492	(3,474)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	54,106	(2,450)	—	—	2,008	(442)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	24,265	(5,001)	—	—	693	(4,308)
NexAnnuity Holdings, Inc.	Preferred Shares	72,577	—	—	—	1,439	1,439
NexPoint Storage Partners Operating Company, LLC	Promissory Note	1,837	(25)	—	—	25	—
Semiconductor DST	LLC Units	23,959	—	—	—	374	374
Life Science II DST	LLC Units	9,600	—	—	—	120	120
Capital Acquisitions Partners, LLC	LLC Units	462	—	(238)	—	—	(238)
Total		$441,311	$(14,338)	$(238)	$—	$7,911	$(6,665)

For the three months ended and as of March 31, 2025, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Basis	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income (Losses)
NexPoint Real Estate Finance, Inc.	Common Stock	$32,109	$(840)	$—	$—	$1,050	$210
NexPoint Storage Partners, Inc.	Common Stock	60,285	(2,424)	—	—	—	(2,424)
NexPoint Residential Trust, Inc.	Common Stock	3,851	(216)	—	—	50	(166)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	18,195	107	—	—	365	472
NexPoint Storage Partners Operating Company, LLC	LLC Units	34,773	(1,398)	—	—	—	(1,398)
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
Allenby, LLC	LLC Units	—	—	—	—	—	—
Haygood, LLC.	LLC Units	—	—	—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	141,998	(9,709)	—	—	1,492	(8,217)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	74,448	(1,948)	—	—	2,435	487
NexPoint SFR Operating Partnership, L.P.	Partnership Units	35,110	(3,493)	—	—	650	(2,843)
NexAnnuity Holdings, Inc.	Preferred Shares	71,293	—	—	—	1,398	1,398
NexPoint Storage Partners Operating Company, LLC	Promissory Note	2,751	(14)	—	—	37	23
NexPoint SFR Operating Partnership, L.P.	Promissory Note	—	—	—	—	7	7
NFRO SFR REIT, LLC	Promissory Note	3,497	—	—	—	64	64
NFRO SFR REIT, LLC	Promissory Note	3,957	—	—	—	72	72
NREF OP IV, L.P.	Promissory Note	—	—	—	—	—	—
Semiconductor DST	LLC Units	23,959	—	—	—	333	333
Life Science II DST	LLC Units	9,600	—	—	—	115	115
Capital Acquisitions Partners, LLC	LLC Units	454	—	46	—	—	46
Total		$516,280	$(19,935)	$46	$—	$8,068	$(11,821)

13. Commitments and Contingencies

Commitments

On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space, which were paid in full on December 8, 2023. The NSP Series D Preferred Stock remains outstanding as of March 31, 2026. As of March 31, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $15.1 million. See Note 12 to our consolidated financial statements for additional information.

On October 4, 2024, the Company entered into the Citi Guaranty for the benefit of the Citi Lender under the Citi Loan Agreement, by and among Citi Borrower and the Citi Lender. Pursuant to the Citi Guaranty, the Company guarantees the Guaranteed Obligations. See Note 12 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of the subsidiaries of the Company's loans with an aggregate principal amount of $35.2 million outstanding, as of March 31, 2026. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files for bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.

The Company is a limited guarantor and an indemnitor on one of the subsidiaries of the Company’s loans with an aggregate principal amount of $14.1 million outstanding, as of March 31, 2026. The obligations include a guaranty of completion, which does not extend to the full repayment of the loan, a customary environmental indemnity, and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files for bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.

The Company is a guarantor and an indemnitor on a loan taken by the SPE which owns Cityplace with an aggregate principal amount of $137.0 million as of March 31, 2026. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files for bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of March 31, 2026, management does not anticipate any material deviations from schedule or budget related to construction projects currently in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.

The Company is a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV which owns White Rock Center. See Note 12 to our consolidated financial statements for additional information.

The Company is a guarantor on a loan made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $106.8 million outstanding as of March 31, 2026. The obligations include a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower voluntarily files for bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. See Note 12 to our consolidated financial statements for additional information.

A subsidiary of the Company, together with Calida Holdings III, LP, is a guarantor and an indemnitor on a loan taken by the SPE that owns the Tivoli North Property. As of March 31, 2026, the loan had an outstanding balance of $9.7 million. As a guarantor, it owes the obligations including a guaranty of payment, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, it owes customary environmental indemnifications. The Company has not recorded a contingent liability as the borrower is current on all debt payments and in compliance with all debt compliance provisions.

The Company is a guarantor and an indemnitor on a revolving credit facility entered into by the Company, and two wholly owned subsidiaries with NexBank. See Note 12 to our consolidated financial statements for additional information.

Pursuant to the NSP DST Guaranty, the Company is a guarantor on the NSP DST Loan, a loan made to certain entities that are advised by an affiliate of the Adviser. See Note 12 to our consolidated financial statements for additional information.

The Company is a limited guarantor and indemnitor of a loan held by the SPE that owns Marriott Uptown. As of March 31, 2026, the loan had an outstanding principal balance of $91.3 million. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files for bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper.

AMS C-Store JV, LLC

On January 30, 2025, the Company, through one of its subsidiaries, committed to fund $18.4 million of the preferred units of AMS C-Store JV, LLC with respect to convenience store property developments across Texas. The Company’s expected maximum commitment under AMS C-Store JV, LLC is $18.4 million, of which $2.1 million was unfunded as of March 31, 2026.

The table below shows the Company's unfunded commitments by investment type as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Investment Type	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$2,121	$2,121
Total	$2,121	$2,121

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of March 31, 2026, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Claymore is engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

14. Leases

There are no tenants that make up greater than 10% of net rental income during the three months ended March 31, 2026.

The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the three months ended March 31, 2025:

For the Three Months Ended March 31, 2025
Tenant	Rental Income
Neiman Marcus Group, LLC	$601

Ground Lease

The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. The lease has a remaining term of 3 years and a discount rate of 4.6% and contains five one-year extension options. As of March 31, 2026, the carrying amount of the right-of-use asset is $0.5 million, and the lease liability is $(0.5) million.

The future minimum lease payments under the operating lease as of March 31, 2026 are as follows:

Years Ending December 31,	Minimum Lease Payment
2026	$208
2027	212
2028	217
Total undiscounted lease payments	637
Less: Present value discount	(137)
Total lease liability	$500

For the three months ended March 31, 2026 and 2025, the Company recognized lease expense of $0.1 million and $0.1 million, respectively, recorded on a straight-line basis over the lease term.

15. Segment Reporting

The Company has two reportable segments: Diversified and Hospitality. For a description of the types of products and services from which these reportable segments derive their revenues, see Note 1. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker primarily assesses performance for the segments and decides how to allocate resources based on segment net income (loss). The measures of segment assets are based on each segment’s total assets. The chief operating decision maker uses segment net income (loss) to evaluate profitability in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for dividend amounts. The Company’s two reportable segments serve different strategic purposes. The Diversified segment primarily consists of activities focused on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The majority of the Diversified segment's revenue is comprised of rental income, dividend income, and interest income. The Hospitality segment is focused on operating and renovating its U.S. located hospitality assets that meet its investment objective and criteria. The majority of the Hospitality segment's revenue is comprised of revenue from renting rooms and selling food and beverages. Therefore, the Company has identified Diversified and Hospitality as the two operating segments and the two reportable segments. The Company’s chief operating decision maker is the president of the Company.

The following table presents the reportable segment measures of profitability, along with significant segment expenses (in thousands):

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total Revenues	$14,022	$8,853	$22,875	$17,529	$11,545	$29,074
Less:
Property operating expense	1,566	4,087	5,653	1,583	5,378	6,961
Property management fees	199	271	470	180	339	519
Real estate taxes and insurance	985	408	1,393	1,183	658	1,841
Advisory and administrative fees	3,085	—	3,085	3,341	301	3,642
Property general and administrative expenses	686	984	1,670	588	1,403	1,991
Corporate general and administrative expenses	2,926	510	3,436	2,355	572	2,927
Depreciation and amortization	2,683	1,032	3,715	2,791	1,119	3,910
Impairment loss	—	—	—	—	1,752	1,752
Interest expense	3,216	2,473	5,689	3,727	3,549	7,276
Equity in losses of unconsolidated equity method ventures	7	—	7	357	—	357
Change in unrealized losses from non-real estate investments	15,331	—	15,331	33,322	—	33,322
Realized gains (losses) from non-real estate investments	3	—	3	(1,519)	—	(1,519)
Loss (gain) on sales of real estate	—	2,784	2,784	—	(11)	(11)
Income tax expense	711	198	909	962	251	1,213
Net loss	$(17,376)	$(3,894)	$(21,270)	$(31,341)	$(3,766)	$(35,107)

The following table presents total assets for the reportable segments (in thousands):

	As of March 31, 2026			As of December 31, 2025
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total assets	$907,273	$119,373	$1,026,646	$928,231	$146,421	$1,074,652

16. Mezzanine Equity

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Redeemable noncontrolling interest in the OP, January 1,	$309	$—
Redeemable noncontrolling interests from NHT Merger	—	—
Net loss attributable to redeemable noncontrolling interests in the OP	(9)	—
Distributions to redeemable noncontrolling interests in the OP	(4)	—
Redeemable noncontrolling interest in the OP, March 31,	$296	$—

Redeemable Series B Preferred Shares

The following table sets forth the redeemable Series B Preferred Shares for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Redeemable Series B Preferred Shares, January 1,	$20,379	$—
Subscriptions	7,731	200
Accretion to redemption value	—	—
Redemptions	(44)	—
Redeemable Series B Preferred Shares, March 31,	$28,066	$200

17. Subsequent Events

Distributions Declared

On April 27, 2026, the Board approved a quarterly distribution of $0.15 per common share, payable on June 30, 2026 to shareholders of record on May 22, 2026. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Also on April 27, 2026, the Board approved a quarterly distribution of $0.34375 per Series A Preferred Share, payable on June 30, 2026 to shareholders of record on June 23, 2026.

Cityplace Debt Extension

Effective May 8, 2026, the lender agreed to defer the maturity of the Cityplace debt to July 8, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our 2025 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Quarterly Report. See “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report and “Risk Factors” in Part I, Item 1A, “Risk Factors” of our 2025 Annual Report.

Overview

As of March 31, 2026, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The Company has two reportable segments, Diversified and Hospitality. Diversified represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio. The Diversified reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The Hospitality segment is focused on operating and renovating its U.S. located hospitality assets that meet its investment objective and criteria. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of March 31, 2026, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment

Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. Parties in interest have filed a motion to vacate the HMIT settlement, and the Bankruptcy Trust Lawsuit has been stayed pending a ruling on that motion. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The appeal was argued on April 8, 2026. The Supreme Court rescheduled a status conference in the UBS Lawsuit previously set for April 14, 2026 to July 14, 2026. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

Advisory and administrative fees. Advisory and administrative fees include the fees paid to our Adviser pursuant to the Advisory Agreement and fees paid to the NHT Adviser pursuant to the NHT Advisory Agreement that was terminated at completion of the NHT Merger (see Note 12 to our consolidated financial statements).

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

Income Tax Expense. Income tax expense is primarily derived from taxable gains from asset sales and other income earned from investments held in the TRSs in the Diversified segment and former NHT's TRSs.

Unrealized Gain (Loss) on Investments. Unrealized gains and losses represent changes in fair value for equity method investments, bonds, common stock, convertible notes, LLC interests, LP interests, rights and warrants, and senior loans for which the fair value option has been elected.

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

Real Estate Investments Statistics

As of March 31, 2026, the Diversified segment was invested in two retail properties, and one office, multifamily, and hospitality property (excluding investments in undeveloped land), and the Hospitality segment consisted of three hotel properties as listed below:

Diversified Segment:

	Rentable			Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Square Footage (in thousands)	Property Type	Date Acquired	March 31, 2026	March 31, 2026
White Rock Center	82,793	Retail	6/13/2013	$1.62	81.4%
5916 W Loop 289	30,140	Retail	7/23/2013	—	0.0%
Cityplace	1,365,711	Office, Multifamily & Hospitality (3)	8/15/2018	$2.05	41.2%
	1,478,644

Hospitality Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	HGI Property	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Park City	Upscale	Full-Service	2024	122
Marriott	St. Petersburg, Florida	St. Pete Property	Upper Upscale	Full-Service	2024	209
Total Rooms:						571

(1)
Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of March 31, 2026, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of March 31, 2026.
(2)
Percent occupied is calculated as the rentable square footage occupied as of March 31, 2026, divided by the total rentable square footage, expressed as a percentage.
(3)
Cityplace is currently under redevelopment and the Company is converting part of the property into a hotel, which was still under construction as of March 31, 2026.

Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth a summary of our operating results for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Total revenues	$22,875	$29,074	$(6,199)
Total expenses	(19,422)	(23,542)	4,120
Operating income	3,453	5,532	(2,079)
Interest expense	(5,689)	(7,276)	1,587
Equity in losses of unconsolidated ventures	(7)	(357)	350
Change in unrealized losses	(15,331)	(33,322)	17,991
Realized (losses) gains	(3)	1,519	(1,522)
(Loss) gain on sales of real estate	(2,784)	11	(2,795)
Income tax expense	(909)	(1,213)	304
Net loss	(21,270)	(35,106)	13,836
Net loss attributable to Series A preferred shareholders	(1,155)	(1,155)	—
Net loss attributable to Series B preferred shareholders	(554)	(2)	(552)
Net income attributable to noncontrolling interests in NHT	—	1,945	(1,945)
Net income attributable to redeemable noncontrolling interests in the OP	9	—	9
Net loss attributable to common shareholders	$(22,970)	$(34,318)	$11,348

The net loss for the three months ended March 31, 2026 and 2025 primarily relates to mark-to-market losses on our investments accounted for at fair value partially offset by interest and dividends.

Revenues

Rental income. Rental income was $2.9 million for the three months ended March 31, 2026, compared to $3.6 million for the three months ended March 31, 2025, which was a decrease of approximately $0.7 million. The decrease between the periods was primarily due to a decrease in occupancy at Cityplace.

Room revenue. Room revenue was $7.8 million for the three months ended March 31, 2026, compared to $10.4 million for the three months ended March 31, 2025, which was a decrease of approximately $2.6 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Food and beverage revenue. F&B revenue was $0.8 million for the three months ended March 31, 2026, compared to $0.9 million for the three months ended March 31, 2025, which was a decrease of approximately $0.1 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Interest and dividends. Interest and dividends totaled $11.1 million for the three months ended March 31, 2026, compared to $13.9 million for the three months ended March 31, 2025, which was a decrease of approximately $2.8 million. The decrease between the periods was attributed to a decrease in dividends from equity investments, offset by an increase in interest income.

Other income. Other income was approximately $0.4 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025, which was an increase of approximately $0.1 million. The increase between the periods is due to an escheatment recovery of a prior tax refund and an increase in forfeited guest revenue at the Hospitality properties.

Expenses

Property operating expenses. Property operating expenses were $5.7 million for the three months ended March 31, 2026, compared to $7.0 million for the three months ended March 31, 2025, which was a decrease of approximately $1.3 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Property management fees. Property management fees were $0.5 million for the three months ended March 31, 2026, compared to $0.5 million for the three months ended March 31, 2025, which was flat.

Real estate taxes and insurance. Real estate taxes and insurance costs were $1.4 million for the three months ended March 31, 2026, compared to $1.8 million for the three months ended March 31, 2025, which was a decrease of approximately $0.4 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace and our hospitality properties. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Advisory and administrative fees. For the three months ended March 31, 2026, the Company incurred administrative fees and advisory fees of $3.1 million, compared to $3.6 million for the three months ended March 31, 2025, which was a decrease of approximately $0.5 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Property general and administrative expenses. Property general and administrative expenses were $1.7 million for the three months ended March 31, 2026, compared to $2.0 million for the three months ended March 31, 2025, which was a decrease of approximately $0.3 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.4 million for the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025, which was an increase of approximately $0.5 million. The increase between periods was primarily due to an increase in professional fees.

Depreciation and amortization. Depreciation and amortization costs were $3.7 million for the three months ended March 31, 2026, compared to $3.9 million for the three months ended March 31, 2025, which was a decrease of approximately $0.2 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Impairment loss. Impairment loss was $0.0 million for the three months ended March 31, 2026, compared to $1.8 million for the three months ended March 31, 2025, which was a decrease of approximately $1.8 million. The decrease between the periods was due to a decrease in impairment charges recorded in 2025 in connection with a property classified as held for sale.

Other Income and Expense

Interest expense. Interest expense was $5.7 million for the three months ended March 31, 2026, compared to $7.3 million for the three months ended March 31, 2025, which was a decrease of approximately $1.6 million. The decrease between periods is primarily attributable to the extinguishment of the PC & B Loan in February 2026, the repayment of the portion of the OSL Loan allocated to the Bradenton Hampton Inn & Suites property in connection with the Bradenton Hampton Inn & Suites property sale in March 2026, and paydowns on other mortgage and note payable balances during the period, as well as a decrease in SOFR compared to the prior year period.

Equity in losses of unconsolidated ventures. Equity in losses of unconsolidated ventures was $0.0 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025, which was a decrease of approximately $(0.4) million. The decrease between periods was primarily due to an increase in net income at Marriott Uptown for the three months ended March 31, 2026.

Income tax benefit (expense). The Company has recorded income tax expense of $0.9 million associated with the TRSs for the three months ended March 31, 2026 and $1.2 million associated with the TRSs for the three months ended March 31, 2025. The tax expense for the three months ended March 31, 2026 is increased by the annual change in valuation allowance on a deferred tax asset of $0.1 million and an income tax expense of $0.8 million for a net expense of $0.9 million for the three months ended March 31, 2026, that is recorded on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Change in unrealized losses. Unrealized losses from our investments accounted for at fair value was $15.3 million for the three months ended March 31, 2026, compared to $33.3 million for the three months ended March 31, 2025, which was an increase of approximately $18.0 million. The losses for the three months ended March 31, 2026 were largely driven by mark-to-market losses on VineBrook Homes Operating Partnership, L.P. common units of $5.0 million, NexPoint SFR Operating Partnership, L.P. partnership units of $5.0 million, NREF OP common units of $2.5 million, NREF common shares of $1.8 million and MidWave Wireless common shares of $1.4 million. The losses for the three months ended March 31, 2025 were largely driven by mark-to-market losses on common units of VineBrook of $9.7 million, IQHQ, LP interests of $5.8 million and United Development Funding IV common equity of $5.2 million.

Realized (losses) gains. Realized (losses) gains were $0.0 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025, which was a decrease of approximately $1.5 million. There were no material realized gains or losses for the three months ended March 31, 2026. The gains for the three months ended March 31, 2025 were primarily driven by realized gains on United Development Funding IV common equity.

Non-GAAP Measurements

Consolidated Net Operating Income and Same Store Net Operating Income

Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties between segments and to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory and administrative fees, (3) the impact of depreciation and amortization, (4) corporate general and administrative expenses, (5) income tax (benefit) expenses, (6) non-operating property investment revenue, (7) realized and change in unrealized gains (losses) generated from non-real estate investments, (8) equity in income (losses) of unconsolidated equity method ventures, and (9) impairment loss.

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

There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three months ended March 31, 2026 and 2025 (our "Same Store" properties). Our Same Store properties exclude Cityplace as of March 31, 2026 and 2025, because it was not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude the Hospitality segment, as the properties have planned construction, renovation or similar activity expected to commence in the near future that will result in such properties not being stabilized.

Consolidated NOI and Same Store NOI for the Three Months Ended March 31, 2026 and 2025

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our consolidated NOI for the three months ended March 31, 2026 and 2025 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended March 31,
		2026	2025
Net loss		$(21,270)	$(35,106)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		3,085	3,642
Corporate general and administrative expenses		3,436	2,927
Income tax (benefit) expense		909	1,213
Depreciation and amortization		3,715	3,909
Interest expense		5,689	7,276
Non-operating property investment revenue	(1)	(11,132)	(13,935)
Realized (gains) losses from non-real estate investments		3	(1,530)
Change in unrealized (gains) losses from non-real estate investments		15,331	33,322
Equity in (income) losses of unconsolidated equity method ventures		7	357
Impairment loss		—	1,752
NOI		$(227)	$3,827
Less Non-Same Store
Revenues		$(11,282)	$(14,777)
Operating expenses		9,001	11,154
Operating income		2,784	—
Same Store NOI		$276	$204

(1)
Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that is from non-operating properties such as dividend income and interest income.

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three months ended March 31, 2026 to net income (loss), the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended March 31,
	2026			2025
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Net loss	$(17,376)	$(3,894)	$(21,270)	$(31,341)	$(3,766)	$(35,107)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	3,085	—	3,085	3,341	301	3,642
Corporate general and administrative expenses	2,926	510	3,436	2,355	572	2,927
Income tax expense	711	198	909	961	251	1,212
Depreciation and amortization	2,683	1,032	3,715	2,791	1,119	3,910
Interest expense	3,216	2,473	5,689	3,726	3,550	7,276
Non-operating property investment revenue (1)	(11,121)	(11)	(11,132)	(13,630)	(305)	(13,935)
Realized losses (gains) from non-real estate investments	3	—	3	(1,530)	—	(1,530)
Change in unrealized losses from non-real estate investments	15,331	—	15,331	33,322	—	33,322
Equity in losses of unconsolidated equity method ventures	7	—	7	357	—	357
Impairment loss	—	—	—	—	1,752	1,752
NOI	$(535)	$308	$(227)	$352	$3,473	$3,825
Less Non-Same Store
Revenues	$(2,440)	$(8,842)	(11,282)	$(3,537)	$(11,239)	(14,776)
Operating expenses	3,251	5,750	9,001	3,388	7,766	11,154
Operating income	—	2,784	2,784	—		—
Same Store NOI	$276	$—	$276	$204	$—	$204

(1)
Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Three Months Ended March 31, 2026 and 2025

The following table reflects the revenues, property operating expenses and NOI for the three months ended March 31, 2026 and 2025 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$461	$359	$102	28.4%
Same Store revenues	461	359	102	28.4%
Non-Same Store
Rental income	2,431	3,286	(855)	-26.0%
Rooms	7,778	10,350	(2,572)	-24.9%
Food and beverage	798	889	(91)	-10.2%
Other income	275	252	23	9.2%
Non-Same Store revenues	11,282	14,777	(3,495)	-23.7%
Total revenues	11,743	15,136	(3,393)	-22.4%

Operating expenses
Same Store
Property operating expenses	54	64	(10)	-15.6%
Real estate taxes and insurance	76	66	10	15.2%
Property management fees	23	19	4	21.1%
Property general and administrative expenses	32	6	26	N/M
Same Store operating expenses	185	155	30	19.4%
Non-Same Store
Property operating expenses	5,599	6,895	(1,296)	-18.8%
Real estate taxes and insurance	1,317	1,775	(458)	-25.8%
Property management fees	447	500	(53)	-10.6%
Property general and administrative expenses	1,638	1,984	(346)	-17.4%
Non-Same Store operating expenses	9,001	11,154	(2,153)	-19.3%
Total operating expenses	9,186	11,309	(2,123)	-18.8%

Operating income
Non-Same Store
Gain on sales of real estate	(2,784)	—	(2,784)	0.0%
Total operating income	(2,784)	—	(2,784)	0.0%

NOI
Same Store	276	204	72	35.3%
Non-Same Store	(503)	3,623	(4,126)	-113.9%
Total NOI	$(227)	$3,827	$(4,054)	-105.9%

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three Months Ended March 31, 2026 and 2025.”

Consolidated Same Store Results of Operations for the Three Months Ended March 31, 2026 and 2025

As of March 31, 2026, our Same Store properties were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.19, compared to 52.1% leased with a weighted average monthly effective occupied rent per square foot of $1.10 as of March 31, 2025. For our Same Store properties, we recorded the following operating results for the three months ended March 31, 2026 and 2025.

Revenues

Rental Income. Rental income was $0.5 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025, which is an increase of approximately $0.1 million or 28.4%. The majority of the increase between the three months ended March 31, 2026 and the three months ended March 31, 2025 is related to an increase in occupancy.

Expenses

Property operating expenses. Property operating expenses were $54.0 thousand for the three months ended March 31, 2026, compared to $64.0 thousand for the three months ended March 31, 2025, which was a decrease of approximately $10.0 thousand or 15.6%. The decrease between the periods is related to a decrease in repair and maintenance fees.

Real estate taxes and insurance. Real estate taxes and insurance costs were $76.0 thousand for the three months ended March 31, 2026, compared to $66.0 thousand for the three months ended March 31, 2025, which was an increase of approximately $10.0 thousand or 15.2%. The increase between the periods is related to a favorable real estate tax appeal that was recognized in 2025 and did not recur in 2026.

Property management fees. Property management fees were $23.0 thousand for the three months ended March 31, 2026, compared to $19.0 thousand for the three months ended March 31, 2025, which was an increase of approximately $4.0 thousand, or 21.1%. The increase between the periods is related to an increase in rental revenue, which the management fee is calculated off of.

Property general and administrative expenses. Property general and administrative expenses were $32.0 thousand for the three months ended March 31, 2026, compared to $6.0 thousand for the three months ended March 31, 2025, which was an increase of approximately $26.0 thousand, which was not material. The majority of the increase between the periods is related to an increase in professional fees.

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

AFFO makes certain adjustments to FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts FFO to remove items such as equity-based compensation expense and the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, non-controlling interests (as described above) related to these items, and change in unrealized gains (losses). In addition, we remove the termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory Agreement following the NHT Merger as it does not reflect the ongoing operations of the property owners. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2026	2025	% Change (1)
Net loss		$(21,270)	$(35,106)	39.4%
Depreciation and amortization		3,715	3,909	5.0%
Realized losses (gains)		3	(1,519)	100.2%
Loss on sales of real estate		2,784	—	0.0%
Impairment loss		—	1,752	100.0%
Adjustment for noncontrolling interests in NHT		—	615	100.0%
Adjustment for redeemable noncontrolling interests in the OP		9	—	0.0%
FFO		(14,759)	(30,349)	51.4%
Distributions to Series A preferred shareholders		(1,155)	(1,155)	0.0%
Distributions to Series B preferred shareholders		(554)	(2)	27600.0%
FFO attributable to common shareholders		(16,468)	(31,506)	47.7%

FFO per share - basic		$(0.33)	$(0.73)	54.8%
FFO per share - diluted		$(0.33)	$(0.73)	54.8%

Equity-based compensation expense		1,102	804	37.1%
Amortization of deferred financing costs - long term debt		205	143	43.4%
Change in unrealized losses		15,331	33,322	54.0%
AFFO attributable to common shareholders		170	2,763	93.8%

AFFO per share - basic		$0.00	$0.06	100.0%
AFFO per share - diluted		$0.00	$0.06	100.0%

Weighted average common shares outstanding - basic		50,084	42,899	16.7%
Weighted average common shares outstanding - diluted	(2)	58,693	44,297	32.5%

Distributions declared per common share		$0.15	$0.15	0.0%

Net loss coverage	(3)	-2.83x	-5.46x	-48.2%
Net loss coverage - diluted		-2.42x	-5.28x	-54.2%

FFO Coverage - diluted	(3)	-2.20x	-4.87x	-54.8%

AFFO Coverage - diluted	(3)	0.00x	0.40x	-100.0%

(1)
Represents the percentage change for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
(2)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(3)
Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over distributions declared per common share during the period.

The three months ended March 31, 2026 as compared to the three months ended March 31, 2025

FFO was $(14.8) million for the three months ended March 31, 2026, compared to $(30.3) million for the three months ended March 31, 2025, which was an increase of approximately $15.5 million. The change in FFO between the periods was primarily attributable to a decrease in unrealized losses on the mark-to-market of our investments held at fair value, a decrease in operating expenses, a decrease in interest expense resulting from debt paydowns and lower interest rates, and partially offset by a decrease in dividend income.

AFFO was $0.2 million for the three months ended March 31, 2026, compared to $2.8 million for the three months ended March 31, 2025, which was a decrease of approximately $2.6 million. The change in our AFFO between the periods is primarily attributable to a decrease in dividend income, partially offset by a decrease in interest expense resulting from debt paydowns and lower interest rates and a decrease in operating expenses.

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

The presentation of NAV and NAV per common share below is intended to be the Applicable NAV (as defined in the statement of preferences of the Series B Preferred Shares) for purposes of the offering of the Series B Preferred Shares. The below table presents the NAV calculation for the quarter ended March 31, 2026, along with the previously published Applicable NAV figures for past quarters (in thousands, except per common share amounts):

As Of	Total Assets	Total Liabilities	Series A Preferred Shares (1)	Series B Preferred Shares (2)	NCI	NAV	Diluted Common Shares Outstanding	NAV Per Common Share
March 31, 2026	1,026,646	(323,634)	(83,252)	(28,066)	(296)	591,398	59,192	$9.99
December 31, 2025	1,074,652	(353,873)	(83,252)	(20,379)	(309)	616,839	57,318	$10.76

(1)
Represents the liquidation preference, net of approximately $738 thousand issuance costs, from the issuance of the Company’s Series A Preferred Shares.
(2)
Represents the liquidation preference, net of approximately $2.9 million issuance costs, from the issuance of the Company’s Series B Preferred Shares.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees.

We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance, the Series B Preferred Offering and, if necessary, future debt or equity issuances. As of March 31, 2026, we had $9.4 million of cash available to meet our short-term liquidity requirements. As of March 31, 2026, we also had $30.9 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of March 31, 2026, we also had $0.7 million of restricted cash held in reserve by the lender on the NexBank Revolver (as defined below). These reserves are to be used for future interest payments on the debt facility. As of March 31, 2026, we also had $8.1 million of restricted cash reserves associated with the Hospitality segment for brand-mandated Performance Improvement Plans and furniture, fixtures and equipment upgrades arising from the execution of the Company’s franchise agreement and future insurance and property tax expenses.

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

In addition to our ongoing renovation of Cityplace, our other properties will require periodic capital expenditures and renovation to remain competitive. We estimate that an additional $250 million to $270 million of capital expenditures will be required to complete the Cityplace renovation. In addition, acquisitions, redevelopments, or expansions of our properties will require significant capital outlays. Long-term, we may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for distributions paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions, or redevelopment through retained earnings long-term is limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations, and prospects could be materially and adversely affected.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and distribution requirements for the twelve-month period following March 31, 2026. See “—Debt” for additional details regarding our indebtedness and related liquidity requirements.

Series B Preferred Shares Offering

On January 30, 2025, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of up to $400.0 million. The Series B Preferred Shares are convertible at the option of the holder thereof into our common shares beginning on the first day of the month following the third anniversary of the date of original issuance of the shares to be converted if the 5-day volume weighted average price of our common shares on the NYSE ending on the trading day immediately preceding the date the holder delivers a duly completed conversion notice to the Company (such 5-day VWAP, the “Market Price”) represents a 15.0% premium to the estimated fair market NAV of the Company per common share as most recently published by the Company at the time of issuance of the applicable Series B Preferred Share (the “Minimum Market Price Trigger”). If the Minimum Market Price Trigger is satisfied, the Series B Preferred Shares will be convertible at a 6%, 10% or 12% discount to the Market Price beginning on the first day of the month following the third, fourth and fifth anniversary of the date of original issuance of the shares to be converted, respectively. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Shares are redeemable at the option of the holder at a redemption price per share equal to the stated value of $25.00 per share, plus all accrued but unpaid cash distributions and less certain redemption fees. After the first day of the first quarter following the second anniversary of the date of original issuance, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company’s agreement and declaration of trust and the statement of preferences setting forth the terms of the Series B Preferred Shares, at a redemption price per share equal to the stated value of $25.00 per share, plus any accrued but unpaid cash distributions. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of the Company’s common shares for so long as the common shares are listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Dealer Manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) Selling Commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering and (ii) a Dealer Manager Fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of March 31, 2026, the Company has sold 1,264,112 shares of the Series B Preferred Shares for total gross proceeds of $31.0 million.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(498)	$7,076
Net cash provided by investing activities	26,200	9,526
Net cash used in financing activities	(27,960)	(14,584)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,258)	2,018
Cash, cash equivalents and restricted cash, beginning of period	51,407	48,901
Cash, cash equivalents and restricted cash, end of period	$49,149	$50,919

Cash flows from operating activities. During the three months ended March 31, 2026, net cash used in operating activities was $0.5 million, compared to net cash provided by operating activities of $7.1 million for the three months ended March 31, 2025. The change in cash flows from operating activities was mainly attributable to a decrease in revenues and unfavorable changes in operating assets and liabilities, partially offset by a decrease in operating expenses and lower interest expense.

Cash flows from investing activities. During the three months ended March 31, 2026, net cash provided by investing activities was $26.2 million, compared to net cash provided by investing activities of $9.5 million for the three months ended March 31, 2025. The change in cash flows from investing activities was mainly attributable to proceeds of properties sold of $26.2 million.

Cash flows from financing activities. During the three months ended March 31, 2026, net cash used in financing activities was $28.0 million, compared to net cash used in financing activities of $14.6 million for the three months ended March 31, 2025. The change in cash flows from financing activities was mainly attributable to paydowns on the mortgage debt and the repurchase of common shares, partially offset by mortgage proceeds received and proceeds from the issuance of Series B Preferred Shares.

Debt

Mortgage Debt

As of March 31, 2026, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $196.3 million at a weighted average interest rate of 7.17%. See Note 5 to our consolidated financial statements for additional information.

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

Cityplace Debt

Effective May 8, 2026, the lender agreed to defer the maturity of the Cityplace debt to July 8, 2026. Management is currently engaged in discussions with the lender regarding the extension of the maturity date of the Cityplace debt. Management cannot provide assurance that the lender will agree to such an extension. While the lender has not yet demanded payment of the Cityplace indebtedness, management cannot provide assurance that the lender will not exercise its right to do so or exercise its other remedies under the credit agreement, including foreclosing on Cityplace.

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

Revolving Credit Facility

On May 22, 2023, the Company entered into a revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million, and matures on May 21, 2026. The NexBank Revolver bears interest at one-month SOFR plus 3.50% and has two remaining six-month extension options. As of March 31, 2026, the NexBank Revolver had an outstanding balance of $11.0 million. As of March 31, 2026, the Company held $0.7 million in restricted cash in the interest reserve account.

Notes Payable, Freedom LHV

On August 2, 2024, the Company, through Freedom LHV, an indirect subsidiary of the Company, borrowed approximately $10.0 million from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. The note bears interest at an annual fixed rate of 10.0% and matures on August 2, 2029. The debt is secured by certain real property held by Freedom LHV and is guaranteed by the Company.

Mortgages Payable, Hospitality

On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A Loan and a $28.6 million Note B Loan with ACORE Capital Mortgage, LP. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and is set to mature on February 8, 2027. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and is set to mature on February 8, 2027. As of March 31, 2026, the Note A Loan and Note B Loan had an outstanding balance of $23.7 million and $11.4 million and effective interest rates of 5.69% and 10.15%, respectively.

On February 15, 2022, in connection with the acquisition of the Park City and Bradenton properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. On February 12, 2026, the PC & B Loan was paid in full and extinguished with proceeds from the OSL Loan.

On February 12, 2026, certain indirect subsidiaries of the Company entered into the OSL Loan with OSL, bearing interest at a fixed rate of 8.5% per annum and maturing on February 12, 2029, subject to certain extension rights. The OSL Loan was originally secured by mortgages on the Bradenton Hampton Inn & Suites and the Hyatt Place Park City, with allocated loan amounts of $25.3 million and $14.1 million, respectively. Following the sale of the Bradenton property on March 24, 2026, the OSL Loan is secured solely by the Hyatt Place Park City property as of March 31, 2026, with an outstanding balance of $14.1 million.

The loan documents, including the guaranty, for the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants.

Convertible Notes, Hospitality

A subsidiary of the Company also assumed several convertible notes with affiliates of the NHT Adviser at the closing of the NHT Merger. The fixed rate notes have rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance) while outstanding and mature in 20 years from their date of issuance. As of March 31, 2026, the net carrying amount of the convertible notes due to affiliates of the former NHT Adviser was $52.3 million.

Promissory Notes Due to Affiliates

In connection with the NHT Merger, on April 17, 2025, several promissory notes with affiliates of the Company were issued due to a limitation on common shares issued to affiliates of the issuer by the NYSE. The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 17, 2027, with two one-year extension options. As of March 31, 2026, the carrying amount of the promissory notes due to affiliates was $0.8 million.

Obligations, Commitments and Investment Opportunities

The following table summarizes our contractual obligations and commitments as of March 31, 2026 for the next five calendar years subsequent to March 31, 2026.

	Payments Due by Period (in thousands)
	Total		2026	2027	2028	2029	2030	Thereafter
Property Level Debt
Principal payments	$209,550		$150,235	$35,175	$—	$24,140	$—	$—
Interest expense	10,238		4,840	2,467	2,202	729	—	—
Total	$219,788		$155,075	$37,642	$2,202	$24,869	$—	$—

Prime Brokerage Borrowing
Principal payments	$4,875		$—	$—	$—	$—	$—	$4,875	(1)
Interest expense	959		151	202	202	202	202	—	(1)
Total	$5,834		$151	$202	$202	$202	$202	$4,875

Series A Preferred Shares
Distribution payments	N/A	(2)	$3,465	$4,620	$4,620	$4,620	$4,620	N/A	(2)

Series B Preferred Shares
Distribution payments	N/A	(2)	$2,133	$2,844	$2,844	$2,844	$2,844	N/A	(2)

Credit Facility
Principal payments	$69,936		$10,994	$21,331	$—	$—	$—	$37,611
Interest expense	23,566		2,065	1,595	1,416	1,416	1,416	15,658
Total	$93,502		$13,059	$22,926	$1,416	$1,416	$1,416	$53,269

Total contractual obligations and commitments	$354,578		$173,883	$68,234	$11,284	$33,951	$9,082	$58,144

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

For the three months ended March 31, 2026, the Company expensed $3.1 million, related to the Fees.

NHT Advisory Agreement

Prior to the closing of the NHT Merger on April 17, 2025, as consideration for the NHT Adviser’s services under the NHT Advisory Agreement, we paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value (as defined in the NHT Advisory Agreement). Pursuant to the terms of the NHT Advisory Agreement, NHT reimbursed the NHT Adviser for all documented Operating Expenses (as defined in the NHT Advisory Agreement) and offering expenses it incurred on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap did not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended December 31, 2024, NHT incurred expenses subject to the NHT Expense Cap of $3.4 million. From January 1, 2025 through April 17, 2025, NHT incurred expenses subject to the NHT Expense Cap of $1.9 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025. As of March 31, 2026, there is a remaining payable of advisory fees pursuant to the NHT Advisory Agreement of $11.3 million.

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

In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the OP, along with NREF, through certain subsidiaries, and certain entities advised by affiliates of our Adviser (the “IQHQ Participating Purchasers”) entered into a participation rights agreement with Bridge Investor I pursuant to which the OP and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the IQHQ Subscription Agreement and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, the OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. NREF would be required to fund any amounts not funded by the IQHQ Participating Purchasers and the OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay NREF or the OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to NREF or the OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Series E Warrant to any parties to the participation rights agreement.

As of March 31, 2026, the OP has not funded any amounts.

Income Taxes

I.
U.S. REIT Status

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $0.9 million associated with the TRSs for the three months ended March 31, 2026, which is largely driven by income from the Company’s preferred stock investments and investments in debt instruments not secured by mortgages on real property. The tax expense is increased due to the annual change in valuation allowance on a deferred tax asset of $0.1 million and income tax expense of $0.8 million for the three months ended March 31, 2026, that is recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss).

If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of March 31, 2026, we believe we are in compliance with all applicable REIT requirements.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of March 31, 2026 and to our knowledge, we have no examinations in progress and none are expected at this time.

We recognize our tax positions and evaluate them using a two-step process. First, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Second, we determine the amount of benefit to recognize and record the amount that is more likely than not to be realized upon ultimate settlement.

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of March 31, 2026. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We will make distribution payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our distributions and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared our first quarter distribution on our common shares of $0.15 per share which was paid on March 31, 2026 to shareholders of record on February 20, 2026. The distribution on the Company’s common shares consists of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) not to exceed 20% in the aggregate, with the balance being paid in the Company’s common shares. Our Board declared our first quarter distribution on our Series A Preferred Shares of $0.34375 per share which was paid on March 31, 2026, to shareholders of record on March 24, 2026. Our Board declared our first quarter distributions on our Series B Preferred Shares of $0.1875 per share each, which were paid on April 6, 2026, March 5, 2026 and February 5, 2026, to shareholders of record on March 25, 2026, February 25, 2026 and January 23, 2026, respectively. We expect that distributions on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

The Company is a guarantor on dividend payments with respect to Series D Preferred Stock of NSP, which may be deemed an affiliate of the Adviser. As of March 31, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $15.1 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount. See Note 13 to our consolidated financial statements for additional information.

The Company is a guarantor on one of NSP’s loans, with an aggregate principal amount of $750.0 million outstanding as of March 31, 2026. The obligations consist of liability for losses suffered by the lender arising out of certain bad acts, such as if the borrower takes actions that are fraudulent or improper or upon certain violations of the related loan agreement. See Note 13 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of our subsidiary's loans with an aggregate principal amount of $41.6 million as of March 31, 2026. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, which is generally only applicable if and when the borrower directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily files for bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. The Company is current on all debt payments and in compliance with all debt compliance provisions.

The Company is a guarantor and an indemnitor on one of Cityplace's loans with an aggregate principal amount of $137.0 million as of March 31, 2026. The obligations include guarantees, which are generally only applicable if and when the borrower, which is a subsidiary of the Company, directly, or indirectly through an agreement with an affiliate, joint venture partner or other third party, voluntarily terminates construction services prior to the completion of the project, files for bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper. As of March 31, 2026, management does not anticipate any material deviations from schedule or budget related to construction projects currently in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.

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

See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies,” for further discussion of our accounting estimates and policies.

Valuation of Level 3 Investments

As of March 31, 2026, approximately 43.6% of the total assets owned by the Company are comprised of Level 3 investments. The Company elected the fair-value option in accordance with FASB Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. The necessary inputs for these valuations include a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the three months ended March 31, 2026, the unrealized (losses) related to the change in fair value of Level 3 investments is $10.1 million. See Note 8 to our consolidated financial statements, "Fair Value Financial Instruments", for further discussion of our valuation techniques and additional disclosures regarding Level 3 investments.

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

The allocation of total consideration, which is determined using inputs that are classified within Level 3 of the fair value hierarchy established by FASB ASC 820 (see Note 8 to our consolidated financial statements), is based on management’s estimate of the property’s “as-if” vacant fair value and is calculated by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. If any debt is assumed in an acquisition, the difference between the fair value, which is estimated using inputs that are classified within Level 2 of the fair value hierarchy, and the face value of debt is recorded as a premium or discount and amortized as interest expense over the life of the debt assumed.

Impairment

Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. The Company did not record any impairment charges for the three months ended March 31, 2026 and 2025.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of March 31, 2026 and December 31, 2025, there were no properties classified as held for sale. For the three months ended March 31, 2026 and 2025, the Company recorded approximately zero and $1.8 million of losses on real estate held for sale, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Implications of being a Smaller Reporting Company

We are a "smaller reporting company" as defined in the Securities Exchange Act of 1934 (the "Exchange Act"), and may elect to take advantage of certain of the scaled disclosures available to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On October 28, 2024, the Board authorized a share repurchase program through which the Company may repurchase an indeterminate number of common shares and Series A Preferred Shares at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 28, 2026. We may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to NAV per share. During the three months ended March 31, 2026, the Company repurchased 515,437 of its common shares at a total cost of approximately $2.2 million, or $4.37 per share on average. Since the inception of the share repurchase program through March 31, 2026, the Company had repurchased 1,077,594 of its common shares at a total cost of approximately $4.1 million, or $3.84 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	562,157	$3.35	562,157	$18.1
January 1 – January 31	194,376	3.86	194,376	17.4
February 1 – February 28	156,037	4.81	156,037	16.6
March 1 – March 31	165,024	4.54	165,024	15.9
Total as of March 31, 2026	1,077,594	$3.84	1,077,594	$15.9

On January 16, 2026, the Company issued a total of 212,863.17 common shares of the Company to the Adviser as payment of a portion of the monthly Advisory fees pursuant to the Advisory Agreement. These shares were issued to the Adviser in a private placement in reliance upon Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restated Guaranty Agreement, dated February 13, 2026, by and among the Company, NexPoint Storage Partners, Inc. and NexPoint Storage Partners Operating Company, LLC for the benefit of NSP DST Lender (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026).

10.2

Loan Agreement, dated February 12, 2026, by and among NHT Bradenton, LLC, NHT Park City, LLC, NHT Bradenton TRS, LLC, NHT Park City TRS, LLC and The Ohio Life Insurance Company (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026).

10.3

Carveout Guaranty, dated February 12, 2026, by and among the Company, NHT Bradenton, LLC, NHT Bradenton TRS, LLC, NHT Park City, LLC, and NHT Park City TRS, LLC, for the benefit of OSL Lender (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026).

10.4

Membership Interest Purchase Agreement, by and among NXDT Hospitality Holdco, LLC and OSL Bradenton Downtown , LLC, dated March 24, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2026).

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

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President	May 15, 2026
Jim Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Treasurer, and Assistant Secretary	May 15, 2026
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)