Form 10-Q
period 2026-06-30
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2026-08-14
CIK 1356115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, the registrant had 53,106,027 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Form 10-Q

Quarter Ended June 30, 2026

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our business and investment strategies, liquidity and capital resources, our performance and results of operations, and expectations on our ability to refinance and/or extend the maturity of outstanding debt as necessary contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report are based on management’s current beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” "plan," "potential," “estimate,” “project,” "target," “should,” “will,” “would,” “result,” "goal," "could," "future," "continue," "if," the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Consolidated Real Estate Investments
Land	$61,160	$61,997
Buildings and improvements	291,826	317,395
Intangible lease assets	10,979	10,979
Construction in progress	23,912	21,237
Furniture, fixtures, and equipment	7,455	10,356
Right-of-use assets ($442 and $534 with related parties, respectively)	442	1,998
Total Gross Consolidated Real Estate Investments	395,774	423,962
Accumulated depreciation and amortization	(54,726)	(50,028)
Total Net Consolidated Real Estate Investments	341,048	373,934
Investments, at fair value ($423,772 and $421,746 with related parties, respectively)	568,440	568,610
Equity method investments ($0 and $700 with related parties, respectively)	30,587	33,788
Investments in DSTs ($33,559 and $33,559 with related parties, respectively)	33,559	33,559
Cash and cash equivalents	11,666	8,166
Restricted cash	39,871	43,241
Accounts receivable, net	2,427	2,868
Prepaid and other assets ($287 and $0 with related parties, respectively)	8,829	8,557
Accrued interest and dividends	2,370	1,366
Interest rate caps	—	65
Deferred tax asset, net	372	498
Total Assets	$1,039,169	$1,074,652

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net ($14,140 and $10,000 with related parties, respectively)	$196,670	$224,995
Notes payable ($62,297 and $63,700 with related parties, respectively)	75,530	76,892
Prime brokerage borrowing	5,907	5,136
Accounts payable and other accrued liabilities	28,252	28,810
Income tax payable	268	273
Accrued real estate taxes payable	2,536	3,689
Accrued interest payable	12,058	10,627
Security deposit liability	422	403
Prepaid rents	416	437
Intangible lease liabilities, net	1,539	2,065
Lease liability ($454 and $546 with related parties, respectively)	454	546
Total Liabilities	324,052	353,873

Redeemable Series B Preferred Shares, $0.001 par value: 16,000,000 authorized; 1,878,475 and 911,003 shares issued and outstanding, respectively	41,825	20,379
Redeemable noncontrolling interests in the OP	294	309

Equity:
Series A Preferred Shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 and 3,359,593 shares issued and outstanding, respectively	3	3
Common shares, $0.001 par value: unlimited shares authorized; 53,106,027 and 50,132,605 shares issued and outstanding, respectively	53	50
Additional paid-in capital	1,073,969	1,062,114
Accumulated earnings (loss)	(401,027)	(362,076)
Total Shareholders' Equity	672,998	700,091
TOTAL LIABILITIES AND EQUITY	$1,039,169	$1,074,652

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental income ($70, $69, $141 and $138 with related parties, respectively)	$2,937	$3,713	$5,829	$7,358
Rooms	4,379	6,281	12,157	16,631
Food and beverage	575	750	1,373	1,639
Interest income ($292, $375, $547 and $920 with related parties, respectively)	2,664	2,295	6,058	4,397
Dividend income ($7,683, $7,590, $15,339 and $15,113 with related parties, respectively)	8,016	7,682	15,679	19,492
Other income	766	313	1,116	591
Total revenues	19,337	21,034	42,212	50,108

Expenses
Property operating expenses ($52, $52, $104, and $113 with related parties, respectively)	4,606	5,523	10,259	12,484
Property management fees ($225, $183, $424, and $363 with related parties, respectively)	324	387	794	906
Real estate taxes and insurance	1,669	1,573	3,062	3,414
Advisory and administrative fees	2,943	7,020	6,028	10,662
Property general and administrative expenses ($70, $69, $141, and $138 with related parties, respectively)	1,467	1,616	3,137	3,607
Corporate general and administrative expenses	2,714	1,020	6,150	3,947
Depreciation and amortization	3,498	4,028	7,213	7,937
Impairment loss	—	—	—	1,752
Total expenses	17,221	21,167	36,643	44,709

Operating income (loss)	2,116	(133)	5,569	5,399
Interest expense ($(718), $(571), $(1,589), and $(1,133) with related parties, respectively)	(5,311)	(6,637)	(11,000)	(13,913)
Equity in income (losses) of unconsolidated ventures ($(181), $160, $(419), and $206 with related parties, respectively)	(866)	190	(873)	(167)
Change in unrealized gains (losses) ($11,862, $(36,775), $(2,476), and $(56,711) with related parties, respectively)	6,538	(41,637)	(8,793)	(74,959)
Realized gains ($0, $3,462, $0, and $3,462 with related parties, respectively)	148	3,462	145	4,981
Loss on extinguishment of debt and modification costs (($210), $0, ($210), and $0 with related parties, respectively)	(210)	—	(210)	—
Gain (loss) on sales of real estate	—	26	(2,784)	37
Net income (loss) before income taxes	2,415	(44,729)	(17,946)	(78,622)
Income tax (expense) benefit	(374)	641	(1,283)	(572)
Net income (loss)	2,041	(44,088)	(19,229)	(79,194)
Net loss attributable to Series A Preferred Shareholders	(1,155)	(1,155)	(2,310)	(2,310)
Net loss attributable to Series B Preferred Shareholders	(825)	(28)	(1,379)	(30)
Net income attributable to noncontrolling interests in NHT	—	—	—	1,945
Net income attributable to redeemable noncontrolling interests in the OP	—	20	9	20
Net income (loss) attributable to common shareholders	$61	$(45,251)	$(22,909)	$(79,569)

Weighted average common shares outstanding - basic	51,753	45,687	50,923	44,303
Weighted average common shares outstanding - diluted	60,440	45,687	50,923	44,303

Loss per share - basic	$—	$(0.99)	$(0.45)	$(1.80)
Loss per share - diluted	$—	$(0.99)	$(0.45)	$(1.80)

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Series A Preferred Shares		Common Shares
Three Months Ended June 30, 2026	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Common Stock Held in Treasury at Cost	Total
Balances, March 31, 2026	3,359,593	$3	51,650,102	$52	$1,068,562	$(392,957)	$(1,010)	$674,650
Stock-based compensation expense	—	—	414,093	1	726	—	—	727
Net income attributable to common shareholders	—	—	—	—	—	61	—	61
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	—	1,155
Repurchases of common stock	—	—	—	—	—	—	(515)	(515)
Retirement of common stock held in treasury	—	—	(329,844)	(1)	(1,524)	—	1,525	—
Common stock distributions declared ($0.15 per share)	—	—	1,371,676	1	6,205	(8,131)	—	(1,925)
Series A Preferred distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, June 30, 2026	3,359,593	$3	53,106,027	$53	$1,073,969	$(401,027)	$—	$672,998

	Series A Preferred Shares		Common Shares
Six Months Ended June 30, 2026	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Common Stock Held in Treasury at Cost	Total
Balances, December 31, 2025	3,359,593	$3	50,132,605	$50	$1,062,114	$(362,076)	$—	$700,091
Stock-based compensation expense	—	—	583,291	1	1,517	—	—	1,518
Shares issued to Adviser for admin and advisory fees	—	—	212,863	—	894	—	—	894
Net loss attributable to common shareholders	—	—	—	—	—	(22,909)	—	(22,909)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	2,310	—	2,310
Repurchases of common stock	—	—	—	—	—	—	(2,765)	(2,765)
Retirement of common stock held in treasury	—	—	(624,920)	(1)	(2,764)	—	2,765	—
Common stock distributions declared ($0.30 per share)	—	—	2,802,188	3	12,208	(16,042)	—	(3,831)
Series A Preferred distributions declared ($0.6875 per share)	—	—	—	—	—	(2,310)	—	(2,310)
Balances, June 30, 2026	3,359,593	$3	53,106,027	$53	$1,073,969	$(401,027)	$—	$672,998

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Series A Preferred Shares		Common Shares
Three Months Ended June 30, 2025	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Total
Balances, March 31, 2025	3,359,593	$3	44,517,013	$45	$1,046,414	$(243,747)	$(4,915)	$797,800
Stock-based compensation expense	—	—	114,604	—	1,671	—	—	1,671
Shares issued to Adviser for admin and advisory fees	—	—	298,883	1	1,391	—	—	1,392
Net loss attributable to common shareholders	—	—	—	—	—	(45,251)	—	(45,251)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	—	1,155
Common stock dividends declared ($0.15 per share)	—	—	1,406,836	—	5,486	(7,172)	—	(1,686)
Series A Preferred distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Acquisition of noncontrolling interests in NHT	—	—	1,084,593	1	(6,134)	—	4,915	(1,218)
Balances, June 30, 2025	3,359,593	$3	47,421,929	$47	$1,048,828	$(296,170)	$—	$752,708

	Series A Preferred Shares		Common Shares
Six Months Ended June 30, 2025	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Total
Balances, December 31, 2024	3,359,593	$3	42,679,569	$43	$1,039,280	$(202,818)	$(2,970)	$833,538
Stock-based compensation expense	—	—	358,173	—	2,153	—	—	2,153
Shares issued to Adviser for admin and advisory fees	—	—	556,436	1	2,893	—	—	2,894
Net loss attributable to common shareholders	—	—	—	—	—	(79,569)	—	(79,569)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,945)	(1,945)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	2,310	—	2,310
Common stock distributions declared ($0.30 per share)	—	—	2,743,158	2	10,636	(13,783)	—	(3,145)
Series A Preferred distributions declared ($0.6875 per share)	—	—	—	—	—	(2,310)	—	(2,310)
Acquisition of noncontrolling interests in NHT	—	—	1,084,593	1	(6,134)	—	4,915	(1,218)
Balances, June 30, 2025	3,359,593	$3	47,421,929	$47	$1,048,828	$(296,170)	$—	$752,708

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(19,229)	$(79,194)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,213	7,937
Amortization of intangible lease assets and liabilities	(486)	(497)
Amortization of deferred financing costs	349	339
Amortization of fair value adjustment of assumed debt	731	820
Paid-in-kind interest and dividends ($(2,890) and $(2,824) with related parties, respectively)	(7,446)	(5,363)
Net cash (paid) received on derivative settlements	65	(308)
Proceeds from paid-in-kind interest and dividends ($383 and $518 with related parties, respectively)	393	528
Realized gains ($0 and $3,462 with related parties, respectively)	(145)	(4,981)
Net change in unrealized loss on investments held at fair value ($2,476 and $(56,711) with related parties, respectively)	8,793	74,959
Unrealized loss on interest rate derivatives	—	(12)
Impairment loss	—	1,752
Equity in losses of unconsolidated ventures (($419) and $206 with related parties, respectively)	873	167
Distributions of earnings from unconsolidated ventures	2,353	5,343
Stock-based compensation expense	2,449	2,467
Loss (gain) on sales of real estate	2,784	(37)
Loss (gain) on extinguishment of debt and modification costs	210	—
Equity security dividends reinvested ($(1,398) and $(1,310) with related parties, respectively)	(1,398)	(1,310)
Deferred tax expense	126	(228)
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	(5)	(255)
Real estate taxes payable	(1,153)	2,404
Operating assets	(1,043)	1,681
Operating liabilities	(565)	939
Net cash (used in) provided by operating activities:	(5,131)	7,151

Cash flows from investing activities
Proceeds from asset redemptions ($2,101 and $18,282 with related parties, respectively)	2,435	18,312
Sale of consolidated real estate investment	26,197	28,306
Proceeds from return of investment	2,284	15,054
Purchases of investments ($(2,462) and $(11,558) with related parties, respectively)	(2,462)	(25,518)
Additions to consolidated real estate investments	(3,109)	(1,294)
Net cash provided by investing activities	25,345	34,860

Cash flows from financing activities
Mortgage proceeds received	50,765	411
Mortgage payments	(79,021)	(33,952)
Prime brokerage borrowing	1,732	3,497
Credit facilities payments	(2,164)	(8,665)
Prime brokerage payments	(961)	(309)
Deferred financing costs paid	(587)	(522)
Payments for taxes related to net share settlement of stock-based compensation	(931)	(314)
Proceeds from issuance of Series B Preferred Shares through public offering, net of redemptions and offering costs	21,446	3,171
Repurchase of common shares	(2,765)	—
Distributions paid to Series A Preferred Shareholders	(2,310)	(2,310)
Distributions paid to Series B Preferred Shareholders	(1,379)	(30)
Distributions paid to common shareholders	(3,903)	(3,015)
Distributions to redeemable noncontrolling interests in the OP	(6)	(3)
Net cash used in financing activities:	(20,084)	(42,041)

Net increase (decrease) in cash, cash equivalents and restricted cash	130	(30)
Cash, cash equivalents and restricted cash, beginning of period	51,407	48,901
Cash, cash equivalents and restricted cash, end of period	$51,537	$48,871

Supplemental Disclosure of Cash Flow Information
Interest paid	8,838	12,101
Income tax paid	700	1,300

Supplemental Disclosure of Noncash Activities
Non-cash distribution payment, paid in common shares	12,211	10,638
(Decrease) increase in dividends payable upon vesting of restricted stock units	(72)	128
Notes payable assumed in acquisition of NexPoint Hospitality Trust	—	784
Change to additional paid-in capital from the merger of NexPoint Hospitality Trust	—	(6,059)
Redeemable noncontrolling interest in the OP from the acquisition of NexPoint Hospitality Trust	—	359
Noncontrolling interests extinguished in merger of NexPoint Hospitality Trust	—	4,915
Change in capitalized construction costs included in accounts payable and other accrued liabilities	—	25

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a “REIT”). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of June 30, 2026, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company.

The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the “Adviser”), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023, July 22, 2024 and September 19, 2025 (the “Advisory Agreement”), by and among the Company and the Adviser for a term that will expire on July 1, 2027 and successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of June 30, 2026. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the “Board”). The Adviser is wholly owned by NexPoint Advisors, L.P. (the “Sponsor” or “NexPoint”).

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

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of June 30, 2026, the Company believes it is in compliance with all applicable REIT requirements.

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. A reconciliation of the deferred tax asset (liability) for the periods indicated is as follows (in thousands):

	As of June 30,				As of December 31,
	2026				2025
	NHF TRS	NREO TRS	NHT TRSs	Combined	NHF TRS	NREO TRS	NHT TRSs	Combined
Deferred Tax Assets	$13,600	$620	$5,289	$19,509	$13,913	$583	$5,050	$19,546
Valuation Allowance	(11,172)	(137)	(5,268)	(16,577)	(11,486)	—	(5,050)	(16,536)
Deferred Tax Liability	—	(2,539)	(21)	(2,560)	—	(2,512)	—	(2,512)
Deferred Tax Asset (Liability), net of Valuation Allowance	$2,428	$(2,056)	$—	$372	$2,427	$(1,929)	$—	$498

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three and six months ended June 30, 2026 were 15.49% and (7.15)%, respectively. Our effective tax rates for the three and six months ended June 30, 2025 were (1.43)% and (0.73)%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2026 and 2025. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2025, 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the six months ended June 30, 2026.

The following table is a reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective rate for the six months ended June 30, 2026 and 2025, in accordance with the guidance prior to the adoption of ASU 2023-09. Income tax expense (benefit) for the six months ended June 30, 2025 differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands, except percentages):

	For the Six Months Ended June 30,
	2026		2025
Expected tax at U.S. federal statutory income tax rate	$(3,769)	21.0%	$(16,511)	21.0%
Non-taxable REIT income	5,092	-28.4%	23,250	-29.6%
Change in valuation allowance	(40)	0.2%	(6,167)	7.8%
Total expense (benefit)	$1,283	-7.1%	$572	-0.7%

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

As of June 30, 2026, the Company, through the OP, owned seven properties through SPEs, including four in the Diversified segment, and three in the Hospitality segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of June 30, 2026 and December 31, 2025:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		June 30, 2026		December 31, 2025
White Rock Center		Dallas, Texas	2013		100%		100%
5916 W Loop 289		Lubbock, Texas	2013		100%		100%
Cityplace		Dallas, Texas	2018		100%		100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%		100%
Dallas Hilton Garden Inn		Dallas, Texas	2014	(2)	100%		100%
St. Petersburg Marriott		St. Petersburg, Florida	2018	(2)	100%		100%
Hyatt Place Park City		Park City, Utah	2022	(2)	100%		100%
Bradenton Hampton Inn & Suites		Bradenton, Florida	2022	(2)	0%	(3)	100%

(1)
NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2)
Reflects the date NexPoint Hospitality Trust ("NHT") or its predecessor acquired the property.
(3)
Property was sold during the six months ended June 30, 2026.

4. Consolidated Real Estate Investments

As of June 30, 2026, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheet, were as follows (in thousands):

Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of Use Assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,775	$1,921	$(101)	$—	$17	$13	$13,940
5916 W Loop 289	851	2,594	—	—	—	—	—	3,445
Cityplace	18,812	195,429	9,058	(6,669)	—	19,302	379	236,311
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,116	24,837	—	—	—	1,008	1,587	31,548
St. Petersburg Marriott	5,829	37,879	—	—	—	2,612	2,310	48,630
Hyatt Place Park City	3,737	20,312	—	—	—	973	3,166	28,188
HUB Research Triangle Park	—	—	—	—	442	—	—	442
	61,160	291,826	10,979	(6,770)	442	23,912	7,455	389,004
Accumulated depreciation and amortization	—	(42,448)	(9,599)	5,231	—	—	(2,679)	(49,495)
Total Operating Properties	$61,160	$249,378	$1,380	$(1,539)	$442	$23,912	$4,776	$339,509

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

Depreciation expense was $3.2 million and $6.6 million for the three and six months ended June 30, 2026 and $3.5 million and $7.1 million for the three and six months ended June 30, 2025. Amortization expense related to the Company’s intangible lease assets was $0.2 million and $0.4 million for the three and six months ended June 30, 2026 and $0.2 million and $0.4 million for the three and six months ended June 30, 2025. Amortization expense related to the Company's intangible lease liabilities was $0.3 million and $0.5 million for the three and six months ended June 30, 2026 and $0.3 million and $0.5 million for the three and six months ended June 30, 2025. The net amount amortized as an increase to rental revenue for capitalized above and below-market lease intangibles was $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

Acquisitions

There were no acquisitions by the Company during the six months ended June 30, 2026 and 2025.

Dispositions

The Company sold one property during the six months ended June 30, 2026 as detailed in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
Bradenton Hampton Inn & Suites	Bradenton, Florida	March 24, 2026	$26,300	$26,197	$(2,784)

The Company sold three properties during the six months ended June 30, 2025, as detailed in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
Plano Homewood Suites	Plano, Texas	January 24, 2025	$8,300	$8,154	$11
Addison Property	Addison, Texas	April 18, 2025	$6,400	$6,308	$(88)
Las Colinas HomeWood Suites	Las Colinas, Texas	April 8, 2025	$14,000	$13,844	$114

5. Debt

The following table contains summary information of the Company’s debt as of June 30, 2026 and December 31, 2025 (dollars in thousands):

			Outstanding principal as of
Description		Type	June 30, 2026	December 31, 2025	Interest Rate	Maturity Date (7)
Mortgages Payable
Cityplace Note A-1	(1)	Floating	$96,915	$97,755	5.98%	11/8/2026
Cityplace Note A-2	(1)	Floating	12,200	12,306	5.98%	11/8/2026
Cityplace Note B-1	(1)	Floating	21,200	21,384	9.98%	11/8/2026
Cityplace Note B-2	(1)	Floating	2,669	2,692	9.98%	11/8/2026
Cityplace Mezz Note-1	(1)	Floating	3,029	3,055	9.98%	11/8/2026
Cityplace Mezz Note-2	(1)	Floating	381	385	9.98%	11/8/2026
NHT - Note A	(2)	Floating	23,743	26,381	5.65%	2/8/2027
NHT - Note B	(2)	Floating	11,432	12,702	10.11%	2/8/2027
OSL Loan	(3)	Fixed	14,140	—	8.50%	2/12/2029
NHT - PC & B Loan	(3)	Floating	—	38,580	—	—
White Rock Center Note	(4)	Fixed	11,375	10,000	10.55%	6/26/2031
Notes Payable
Dominion Note		Floating	13,250	13,250	6.75%	8/8/2027
NexBank Revolver	(5)	Floating	8,830	10,994	7.11%	11/21/2026
Convertible Notes Due to Affiliates		Fixed	58,111	58,111	2.25% - 7.50%	2/14/2027 - 9/30/2042
Promissory Notes Due to Affiliates		Fixed	847	817	7.33%	4/17/2027
Prime Brokerage Borrowing
Jefferies Line of Credit		Floating	5,907	5,136	4.12%	N/A (8)
Total Debt			$284,029	$313,548
Fair market value adjustment, net of accumulated amortization	(6)		(5,491)	(6,222)
Deferred financing costs			(431)	(303)
			$278,107	$307,023

(1)
This debt is secured by the following property: Cityplace.
(2)
This debt is secured by the following properties: Dallas Hilton Garden Inn and the St. Petersburg Marriott.
(3)
As of December 31, 2025, this debt was secured by the following properties: Hyatt Place Park City and Bradenton Hampton Inn & Suites. As of June 30, 2026, following the sale of the Bradenton Hampton Inn & Suites on March 24, 2026, this debt is secured by the following property: Hyatt Place Park City.
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

Cityplace Debt

The Company has debt on Cityplace pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the “Loan Agreement”). The debt is limited recourse to the Company and encumbers the property. Effective as of July 8, 2026, the lender agreed to defer the maturity to November 8, 2026. Management is currently engaged in discussions with the lender regarding the extension of the maturity date of the Cityplace debt. Management can give no assurance that the lender will agree to such an extension.

Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $136.4 million principal balance outstanding as of June 30, 2026, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued.

The weighted average interest rate of the Company’s debt related to its Cityplace investment was 6.78% as of June 30, 2026 and 7.65% as of December 31, 2025. The one-month Secured Overnight Financing Rate ("SOFR") was 3.63% as of June 30, 2026 and 3.79% as of December 31, 2025.

The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of June 30, 2026, the Company believes it is in compliance with all such covenants.

White Rock Center Debt

On August 2, 2024, the Company, through Freedom LHV, LLC (“Freedom LHV”), an indirect subsidiary of the Company, borrowed approximately $10.0 million from The Ohio State Life Insurance Company (“OSL”). On June 26, 2026, Freedom LHV entered into a loan agreement with Vista Bank ("Vista"), pursuant to which Vista made a loan to Freedom LHV in the principal amount of $11.4 million (the “Vista Loan”). The proceeds of the Vista Loan were used to repay in full the loan provided by OSL. The Vista Loan bears interest at a variable rate based on one-month Term SOFR, has an initial maturity date of June 26, 2031 and is secured by certain real property held by Freedom LHV.

Dominion Note

On August 9, 2022, the Company borrowed approximately $13.3 million from the seller, Gabriel Legacy, LLC to finance its acquisition of 21.5 acres of land in Plano, Texas held through NexPoint Dominion Land, LLC, a wholly owned subsidiary of the OP. The note (the “Dominion Note”) bears interest at an annual rate equal to the Wall Street Journal Prime Rate and initially matured on August 8, 2025, with two one-year extension options. On August 8, 2025, the Company elected to use one of the one-year extensions under the Dominion Note to extend the maturity date to August 8, 2026. Effective August 8, 2026, the Company elected to use the second one-year extension option to extend the maturity date to August 8, 2027.

Mortgages Payable, Hospitality

On February 28, 2019, a subsidiary of the Company entered into a borrowing arrangement for a $59.4 million Note A loan (the “Note A Loan”) and a $28.6 million Note B loan (the “Note B Loan”) with ACORE Capital Mortgage, LP. The Note A Loan and Note B Loan are secured by the Dallas Hilton Garden Inn and the St. Petersburg Marriott. The Note A Loan and Note B Loan are each set to mature on February 8, 2027. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition (as defined below). For the six months ended June 30, 2026, the Company paid $0.7 million and $0.6 million in interest on the Note A Loan and the Note B Loan, respectively.

On February 15, 2022, in connection with the acquisition of the Hyatt Place Park City and Bradenton Hampton Inn & Suites properties, the Company, through its subsidiaries entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. On February 12, 2026, the PC & B Loan was repaid in full and extinguished with proceeds from the OSL Loan (as defined below). No amounts remain outstanding under the PC & B Loan as of June 30, 2026.

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

On March 24, 2026, the Company, through its indirect subsidiary, entered into a Membership Interest Purchase Agreement pursuant to which it agreed to sell 100% of the membership interests in the entity that owned the Bradenton Hampton Inn & Suites property to OSL Bradenton Downtown, LLC. The sale closed on March 24, 2026 for total consideration of $26.3 million. In connection with the sale, the $25.3 million allocated portion of the OSL Loan attributable to the Bradenton Hampton Inn & Suites property was repaid in full. As of June 30, 2026, the outstanding balance of the OSL Loan was $14.1 million, secured solely by the Hyatt Place Park City property. For the six months ended June 30, 2026, the Company incurred interest expense of $0.7 million on the OSL Loan.

The loan documents contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants. As of June 30, 2026, the Company believes it is in compliance with all debt covenants.

Notes Payable, Hospitality

NHT and certain of its subsidiaries also entered into several convertible notes with affiliates of NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”) since January 8, 2019. On April 10, 2024, NexPoint Real Estate Partners, LLC (“NREP”), an entity advised by an affiliate of the Adviser, and Highland Capital Management, L.P. (“Highland”), a third party, entered into a Purchase Agreement ("Purchase Agreement") whereby Highland agreed to sell, among other things, 2,176,257 units (the “NHT Units”) of NHT to NREP. NREP’s purchase of the NHT Units was funded in part by $0.8 million of cash provided by the Company to NREP. On April 19, 2024, the Company, NexPoint Real Estate Opportunities, LLC ("NREO"), a wholly owned subsidiary of the Company, and NREP entered into an Assignment of Interests Agreement whereby NREP assigned to NREO its right to purchase the NHT Units, and all voting, consent and financial rights associated with ownership thereof, under the Purchase Agreement (the “NHT Acquisition”). As a result, upon the closing of the NHT Acquisition, the Company owned 53.65% of the outstanding NHT Units and was determined to hold the controlling financial interest in NHT and thereafter consolidated NHT. On April 17, 2025, the Company took NHT private in a merger transaction (the “NHT Merger”), acquiring all remaining NHT Units which were not previously owned by the Company and fully consolidating the Hospitality portfolio under the Company’s sole ownership.

Prior to the NHT Merger, NHT and certain of its subsidiaries also entered into several convertible notes with affiliates of NexPoint Real Estate Advisors VI, L.P. (the “NHT Adviser”). In connection with the closing of the NHT Merger on April 17, 2025, the notes were amended and restated and the obligations thereunder were assumed by NXDT Hospitality Holdco, LLC (“Hospitality Holdco”), a wholly-owned subsidiary of the Company. Certain of the notes, representing an aggregate principal amount of $0.1 million, provide the holders with the right to convert both outstanding principal and accrued interest into membership interest units of Hospitality Holdco (the “Hospitality Holdco Units”) at any time while the notes remain outstanding based on the fair market price of the Hospitality Holdco Units at the time of conversion. Notes issued to affiliates with an initial aggregate principal balance of $13.3 million that were previously convertible into Hospitality Holdco Units were amended to remove the conversion feature on March 4, 2025. A portion of the notes representing an initial aggregate principal amount of $44.2 million (the “Fixed Rate Convertible Notes”), are convertible as to principal only into Hospitality Holdco Units, at fixed conversion prices ranging from $1.44 to $2.50, during the five-year period following their respective issuance dates. As of June 30, 2026, $38.0 million aggregate principal amount of the Fixed Rate Convertible Notes were convertible. No Fixed Rate Convertible Notes will remain convertible after September 30, 2027. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of June 30, 2026, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $52.6 million.

Promissory Notes Payable to Affiliates

In connection with the NHT Merger, on April 17, 2025, several promissory notes were issued to certain affiliates of the Company due to a limitation on common shares issued to affiliates of the issuer by the New York Stock Exchange ("NYSE"). The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 17, 2027, with two one-year extension options. As of June 30, 2026, the carrying amount of the promissory notes due to affiliates under the notes was $0.8 million.

Revolving Credit Facility

On May 22, 2023, the Company entered into a $20.0 million revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million, a maturity date of May 21, 2024 and the option to extend the maturity two times by six months. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. On November 21, 2025, the Company elected to extend the maturity by six months to May 21, 2026. On May 21, 2026, the Company elected to extend the maturity by six months to November 21, 2026.

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

Prime Brokerage Borrowing

Effective July 2, 2022, the Company entered into a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of June 30, 2026, the Company had a margin balance of approximately $5.9 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $21.6 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to June 30, 2026 are as follows (in thousands):

	Credit Facilities	Mortgages Payable	Notes Payable	Prime Brokerage Borrowing	Total
2026	$8,830	$136,394	$—	$—	$145,224
2027	—	35,175	34,597	—	69,772
2028	—	—	—	—	—
2029	—	14,140	—	—	14,140
2030	—	—	—	—	—
Thereafter	—	11,375	37,611	5,907	54,893
Total	$8,830	$197,084	$72,208	$5,907	$284,029

6. Variable Interest Entities

As of June 30, 2026, and December 31, 2025, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

				Percentage Ownership as of		Relationship as of
Entities	Instrument	Asset Type		June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage		54.5%	53.0%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage		33.7%	33.8%	VIE	VIE
Las Vegas Land Owner, LLC	LLC interest	Multifamily		75.0%	77.7%	VIE	VOE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft		16.4%	16.4%	VIE	VIE
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily		50.0%	50.0%	VIE	VIE
Life Sciences II DST	DST investment	Life science		25.8%	25.8%	VIE	VIE
Semiconductor DST	DST investment	Industrial		19.2%	19.2%	VIE	VIE
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	(1)	0.0%	20.9%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage		12.9%	12.9%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental		12.0%	12.3%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental		28.0%	28.0%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science		0.9%	0.9%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	(2)	100%	100%	VIE	VIE
AMS C-Store JV, LLC	Preferred Shares	Retail	(3)	100%	100%	VIE	VIE

(1)
Capital Acquisitions Partners, LLC redeemed the remaining interests on June 8, 2026.
(2)
The Company owns 100% of the preferred stock of NexAnnuity Holdings, Inc. ("NHI"), but it does not own any of the outstanding common stock of NHI.

(3)
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

Consolidated VIEs

The Company did not have any consolidated VIEs as of June 30, 2026 and December 31, 2025.

7. Equity Method Investments

Below is a summary of the Company’s equity method investments as of June 30, 2026 (dollars in thousands):

Investee Name	Instrument	Asset Type	Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$7,750	$(9,590)	$17,340	$(563)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	(6,940)	371	(7,311)	243
Las Vegas Land Owner, LLC	LLC interest	Multifamily	75.0%	(4)	10,269	10,269	—	(244)
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,568	11,756	812	(83)
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		—	—	—	(226)
					$23,647	$12,806	$10,841	$(873)

Below is a summary of the Company's investments as of June 30, 2026 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	12.9%	(6)	$62,261
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	15.8%	(6)	45,760
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(5)	—
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	12.0%	(6)	111,015
NexPoint Storage Partners, Inc.	Common stock	Self-storage	54.5%	(3)	55,441
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	33.7%		35,946
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	28.0%		21,632
LLV Holdco, LLC	LLC interest	Land	26.8%		2,201
AMS C-Store JV, LLC	Preferred stock	Retail	100.0%	(8)	19,131
					$353,387

Below is a summary of the Company’s equity method investments as of December 31, 2025 (dollars in thousands):

Investee Name	Instrument	Asset Type	Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$8,114	$(9,590)	$17,704	$(1,741)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	(4,631)	339	(4,970)	57
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,324	12,324	—	3
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(7)	12,650	11,756	894	100
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		700	1,717	(1,017)	292
					$29,157	$16,546	$12,611	$(1,289)

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
(4)
The Company owns 100% of Las Vegas Land Owner, LLC (“LVLO”). As of December 31, 2025, LVLO held an undivided 77% interest in an 8.5-acre tract of land (the “Tivoli North Property”), as a tenant in common. The Company shared control through the tenancy in common arrangement and, as such, accounted for this investment using the equity method. Following a reorganization in the second quarter of 2026, the Tivoli North Property is owned by Tivoli North Apartment Venture LLC (the “Venture”) and as of June 30, 2026 LVLO holds 75% of the common membership interests of the Venture but is not the manager of the Venture. The Company accounts for this investment using the equity method as it has significant influence but is not deemed by the Company to be the primary beneficiary (for a VIE) and as such, accounts for the investee using the equity method.
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

Marriott Uptown Basis

As of June 30, 2026, the Company held an equity method investment in AM Uptown Hotel, LLC (“Marriott Uptown”). The Company accounts for this investment under the equity method of accounting, as it has the ability to exercise significant influence over operating and financial policies.

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

The table below presents the summarized statement of operations for the three months ended March 31, 2026 for the Company’s significant equity method investments (dollars in thousands):

	NREF	VineBrook
Revenues
Rental income	$2,137	$78,956
Net interest income	15,299	—
Other income	15,197	8,453
Total revenues	$32,633	$87,409

Expenses
Total expenses	$9,999	$128,409

Loss on sales and impairment of real estate	(1)	(2,493)
Other income (expense)	—	132
Total comprehensive income (loss)	$22,633	$(43,361)

The table below presents the summarized statement of operations for the three months ended March 31, 2025 for the Company’s significant equity method investments (dollars in thousands):

	VineBrook	NSP
Revenues
Rental income	$90,384	$29,697
Net interest income	—	403
Other income	2,377	1,277
Total revenues	$92,761	$31,377

Expenses
Total expenses	$130,943	$27,317
	—	—
Gain (loss) on sales and impairment of real estate	(464)	—
Other income (expense)	(506)	(22,392)
Unrealized gain (loss) on derivatives	—	—
Total comprehensive income (loss)	$(39,152)	$(18,332)

8. Fair Value of Financial Instruments

The table below summarizes the Company’s assets within the valuation hierarchy carried at fair value on a recurring basis as of June 30, 2026 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$49	$—	$49
Common stock	60,474	—	118,492	178,966
Convertible notes	—	—	12,019	12,019
LLC interest	—	—	57,278	57,278
LP interest	—	62,260	132,647	194,907
Preferred Shares	—	—	74,028	74,028
Rights and warrants	—	—	4	4
Senior loan	—	59	51,130	51,189
	$60,474	$62,368	$445,598	$568,440

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

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the six months ended June 30, 2026 (in thousands):

	December 31, 2025	Contributions/ purchases	Paid in-kind dividends	Redemptions/ conversions	Realized gain/ (loss)	Unrealized gain/ (loss)	June 30, 2026
Common stock	$120,690	$1,500	$—	$—	$(9)	$(3,689)	$118,492
Convertible notes	11,994	—	—	—	—	25	12,019
LLC interest	54,488	—	1,701	—	—	1,089	57,278
LP interest	147,172	1,398	—	—	—	(15,923)	132,647
Preferred Shares	73,388	—	2,890	(2,250)	—	—	74,028
Rights and warrants	4	—	—	—	—	—	4
Senior loan	46,926	961	2,855	(235)	—	623	51,130
Total	$454,662	$3,859	$7,446	$(2,485)	$(9)	$(17,875)	$445,598

The table below sets forth a summary of changes in the Company’s Level 3 assets (assets measured at fair value using significant unobservable inputs) for the six months ended June 30, 2025 (in thousands):

	December 31, 2024	Contributions/ purchases	Paid in-kind dividends	Redemptions/ conversions	Realized gain/ (loss)	Unrealized gain/ (loss)	June 30, 2025
Common stock	$157,828	$—	$—	$(3,687)	$1,511	$(29,180)	$126,472
Convertible notes	20,846	—	—	(7,001)	—	236	14,081
LLC interest	36,777	22,345	—	(3,995)	3,462	(7,116)	51,473
LP interest	189,659	1,310	—	—	—	(23,571)	167,398
Preferred Shares	69,895	—	2,824	—	—	—	72,719
Rights and warrants	—	—	—	—	—	—	—
Senior loan	43,693	—	2,514	(522)	2	260	45,947
Total	$518,698	$23,655	$5,338	$(15,205)	$4,975	$(59,371)	$478,090

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of June 30, 2026.

		Significant
Category	Valuation Technique	Unobservable Inputs	Input/Range Values	Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10 - $1.10 ($0.565)	$118,492
	Discounted Cash Flow	Discount Rate	7.00% - 13.50% (9.375%)
		Market Rent (per sqft)	$13.00 - $42.50 ($27.75)
	NAV Approach	Discount Rate	10.00%
		NAV per Share	$3.27
	Multiples Analysis	Multiple of EBITDA	3.25x - 4.50x (3.875x)
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)	$1,211.50

Convertible Notes	Discounted Cash Flow	Discount Rate	6.33% - 8.58% (7.38%)	12,019

LLC Interest	Discounted Cash Flow	Discount Rate	7.00% - 27.00% (12.75%)	57,278
		Market Rent (per sqft)	$13.00 - $42.50 ($27.75)
		Capitalization Rate	5.375%

LP Interest	Market Approach	Capitalization Rate	5.50% - 6.00% (5.75%)	132,647
		Terminal Capitalization Rate	6.09%
	NAV Approach	Discount Rate	7.50% - 12.50% (10.00%)
		NAV per Share	4.625% - 5.125% (4.75%)

Preferred Shares	Liquidation Analysis	Par	$1,000.00	74,028

Rights and Warrants		Price per Share	$0.08	4

Senior Loan	Discounted Cash Flow	Discount Rate	12.50% - 17.50% (14.13%)	51,130

Total				$445,598

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

Financial Instruments Not Carried at Fair Value

At June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accrued interest and dividends, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, income tax payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. Long-term indebtedness is carried at amounts that reasonably approximate their fair value at June 30, 2026 and December 31, 2025, except for the following debt (in thousands):

	June 30, 2026		December 31, 2025
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Notes payable	$81,038	$65,682	$83,172	$67,959

Other Financial Instruments

Redeemable noncontrolling interests in the OP and the 9.00% Series B Cumulative Redeemable Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share (the "Series B Preferred Shares"), have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the liquidation preference of the Series B Preferred Shares, less non-contingent redemption fees. The non-contingent fees reduce the amount of cash the Company would be required to pay upon redemption. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP and the Series B Preferred Shares are classified as Level 2 if they are adjusted to their redemption value. The redemption value of the redeemable noncontrolling interests in the OP is based on the fair value of the Company's common shares at the redemption date, and therefore, is calculated based on the fair value of the Company's common shares at the balance sheet date. As of June 30, 2026 and December 31, 2025, the redemption value of the redeemable noncontrolling interests in the OP and the Series B Preferred Shares was less than the carrying value on the Consolidated Balance Sheets.

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

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The Hospitality segment previously had an interest rate cap agreement related to the notes payable on the Hyatt Place Park City and Bradenton Inn & Suites properties. As of June 30, 2026, the Hospitality segment had no interest rate cap agreements outstanding. As of December 31, 2025, the interest rate cap agreement effectively capped one-month SOFR on $38.6 million of the Hospitality segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%. The interest rate cap was extinguished on February 12, 2026 in connection with the refinancing of the PC & B Loan with the OSL Loan, which bears interest at a fixed rate.

Changes in fair value of the interest rate caps were recorded directly as interest expense on the Consolidated Statement of Operations and Comprehensive Income (Loss). For the six months ended June 30, 2026 and 2025, the Company recorded $0 and $(11.5) thousand, respectively, in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps was $0.1 million as of December 31, 2025, and was recorded as interest rate caps in the Consolidated Balance Sheets.

As of December 31, 2025, the Hospitality segment had the following outstanding interest rate caps (in thousands):

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	February 5, 2026

9. Investments in DSTs

The Company invested in the Class 1 Beneficial Interests (“Class 1”) in two Delaware Statutory Trusts ("DSTs"). The Class 1 are accounted for as investments in equity securities without readily determinable fair values under the measurement alternative, which measures the investment at cost minus impairment, if any, plus or minus changes in fair value when observable prices are identified. As the Class 1 are still being actively issued, the investments are held at cost with no upward or downward fair value adjustment nor impairment losses to date. Therefore, the fair values of the investments in DSTs utilizing Level 3 inputs approximate their carrying amounts. The Company recognized $0.5 million and $1.0 million, respectively, in dividend income for the three and six months ended June 30, 2026. The Company recognized $0.5 million and $0.9 million, respectively, in dividend income for the three and six months ended June 30, 2025.

As of June 30, 2026, the Company held the following investments (dollars in thousands):

Balances, as of June 30, 2026	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559

As of December 31, 2025, the Company held the following investments (dollars in thousands):

Balances, as of December 31, 2025	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559

10. Shareholders’ Equity

Common Shares

As of June 30, 2026, the Company had 53,106,027 common shares issued and outstanding, 2,973,422 of which were issued during the six months ended June 30, 2026.

During the six months ended June 30, 2026, the Company made the following distributions:

Payment Date (1)	Distribution Rate per Share	Ex-Date	Record Date
June 30, 2026	$0.15	5/22/2026	5/22/2026
March 31, 2026	$0.15	2/20/2026	2/20/2026
(1)
The distributions paid consisted of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company's common shares.

As of June 30, 2025, the Company had 47,421,929 common shares issued and outstanding. 4,742,360 common shares were issued during the six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company made the following distributions:

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

During the six months ended June 30, 2026, the Company made the below distributions on its Series A Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
June 30, 2026	$0.34375	6/23/2026	6/23/2026
March 31, 2026	$0.34375	3/24/2026	3/24/2026

During the six months ended June 30, 2025, the Company made the below distributions on its Series A Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
June 30, 2025	$0.34375	6/23/2025	6/23/2025
March 31, 2025	$0.34375	3/24/2025	3/24/2025

Distributions on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.

Series B Preferred Shares

On January 30, 2025, the Company announced the launch of a continuous public offering (the “Series B Preferred Offering”) of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. As of June 30, 2026, the Company has issued 1,881,675 Series B Preferred Shares for gross proceeds of $46.1 million before deducting selling commissions and dealer manager fees of approximately $3.7 million, and organization and offering costs of approximately $0.2 million. The Company expects that the Series B Preferred Offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time.

During the six months ended June 30, 2026, the Company declared the below distributions on its Series B Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
October 5, 2026	$0.18750	9/25/2026	9/25/2026
September 8, 2026	$0.18750	8/25/2026	8/25/2026
August 5, 2026	$0.18750	7/24/2026	7/24/2026
July 6, 2026	$0.18750	6/25/2026	6/25/2026
June 5, 2026	$0.18750	5/22/2026	5/22/2026
May 5, 2026	$0.18750	4/24/2026	4/24/2026

During the six months ended June 30, 2025, the Company declared the below distributions on its Series B Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
October 6, 2025	$0.18750	9/25/2025	9/25/2025
September 5, 2025	$0.18750	8/25/2025	8/25/2025
August 5, 2025	$0.18750	7/25/2025	7/25/2025
July 7, 2025	$0.18750	6/25/2025	6/25/2025
June 5, 2025	$0.18750	5/23/2025	5/23/2025
April 7, 2025	$0.18750	3/25/2025	3/25/2025
March 5, 2025	$0.18750	2/25/2025	2/25/2025

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

During the six months ended June 30, 2026, the Company repurchased 624,920 of its common shares at a total cost of approximately $2.8 million, or $4.42 per share on average. During the six months ended June 30, 2025, the Company did not repurchase any of its common shares.

Long Term Incentive Plan

On January 30, 2023, the Company’s shareholders approved a long-term incentive plan (the “Original 2023 LTIP”, as amended by the A&R 2023 LTIP (as defined below), the “2023 LTIP”) and the Company subsequently filed a registration statement on Form S-8 registering 2,545,000 common shares, which the Company may issue pursuant to the Original 2023 LTIP. On June 10, 2025, the Company’s shareholders approved an amendment and restatement of the Original 2023 LTIP (the “A&R 2023 LTIP”) and the Company subsequently filed a registration statement on Form S-8 registering an additional 943,000 common shares, which the Company may issue pursuant to the A&R 2023 LTIP. The 2023 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of share options, appreciation rights, restricted shares, restricted share units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company’s common shares or factors that may influence the value of the Company’s common shares, plus cash incentive awards (collectively, “Awards”), for the purpose of providing the Company’s trustees, officers and other key employees (and those of the Adviser and the Company’s subsidiaries), and potentially certain nonemployees who perform employee-type functions, incentives and rewards for performance (the "participants").

On June 2, 2026, the Company’s shareholders approved the NexPoint Diversified Real Estate Trust 2025 Long Term Incentive Plan (the “2026 LTIP” and together with the 2023 LTIP, the “LTIPs”) and on June 2, 2026, the Company filed a registration statement on Form S-8 registering 1,872,000 common shares, which the Company may issue pursuant to the 2026 LTIP. Under the 2026 LTIP, Awards may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. As of the date of adoption of the 2026 LTIP, no further Awards can be made under the 2023 LTIP.

Restricted Share Units. Under the 2026 LTIP, restricted share units may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. The most recent grant of restricted share units to officers, employees and certain key employees of the Adviser will vest over a four-year period. Beginning on the date of grant, restricted share units earn distributions that are payable in cash on the vesting date. Compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Forfeitures are recognized as they occur.

As of June 30, 2026 and December 31, 2025, the Company had 2,954,518 and 2,463,802 unvested restricted share units outstanding under the LTIPs, respectively.

The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the six months ended June 30, 2026:

	2026
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2026	2,463,802		$5.81
Granted	1,290,544		4.95
Vested	(796,812)	(1)	4.56
Forfeited	(3,016)		4.20
Outstanding June 30, 2026	2,954,518		$5.77

(1)
Certain key employees of the Adviser elected to net the taxes owed upon the vesting against the shares issued resulting in 583,291 shares being issued as shown on the Consolidated Statements of Equity.

The following table contains information regarding the vesting of restricted share units under the LTIPs as of June 30, 2026:

	Shares Vesting
	February	March	April	June	Total
2026	—	—	—	—	—
2027	355,298	234,527	246,545	253,000	1,089,370
2028	661,973	234,527	—	—	896,500
2029	661,973	—	—	—	661,973
2030	306,675	—	—	—	306,675
Total	1,985,919	469,054	246,545	253,000	2,954,518

For the three months ended June 30, 2026 and 2025, the Company recognized approximately $1.3 million and $1.0 million, respectively, of equity-based compensation expense related to grants of restricted share units. For the six months ended June 30, 2026 and 2025, the Company recognized approximately $2.4 million and $1.8 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of June 30, 2026, the Company had recognized a liability of approximately $1.8 million related to distributions earned on restricted share units that are payable in cash upon vesting. As of June 30, 2026, total unrecognized compensation expense on restricted share units was approximately $13.3 million, and the expense is expected to be recognized over a weighted average vesting period of 1.7 years. As of December 31, 2025, total unrecognized compensation expense on restricted share units was approximately $9.4 million, and the expense is expected to be recognized over a weighted average vesting period of 1.4 years.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
		2026	2025	2026	2025
Numerator for loss per share:
Net income (loss)		$2,041	$(44,088)	$(19,229)	$(79,194)
Net loss attributable to Series A Preferred Shareholders		(1,155)	(1,155)	(2,310)	(2,310)
Net loss attributable to Series B Preferred Shareholders		(825)	(28)	(1,379)	(30)
Net income attributable to noncontrolling interests in NHT		—	—	—	1,945
Net income attributable to redeemable noncontrolling interests in the OP		—	20	9	20
Net (loss) income attributable to common shareholders		$61	$(45,251)	$(22,909)	$(79,569)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding		51,753	45,687	50,923	44,303
Denominator for basic loss per share		51,753	45,687	50,923	44,303
Weighted average unvested restricted stock units		350	2,016	186	1,694
Weighted average number of common shares from assumed conversion of OP Units		16	—	8	—
Weighted average number of common shares from assumed conversion of Series B Preferred Shares		8,321	184	7,267	14
Denominator for diluted earnings per share	(1)	60,440	45,687	50,923	44,303

Earnings (loss) per weighted average common share:
Basic		$—	$(0.99)	$(0.45)	$(1.80)
Diluted		$—	$(0.99)	$(0.45)	$(1.80)

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

As of June 30, 2026 and 2025, as consideration for the Adviser’s services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company’s Managed Assets.

On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid in one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the “Share Cap”) and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company’s shareholders have approved issuances in excess of the Share Cap. At the Company’s 2025 annual meeting of shareholders, the Company’s shareholders approved issuances in excess of the Share Cap. During the six months ended June 30, 2026, we issued 212,863.17 common shares to the Adviser in payment of the Fees in an amount of $0.9 million.

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

As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining outstanding advisory fees under the NHT Advisory Agreement, and as a result of the termination of the NHT Advisory Agreement, incurred a termination fee of $3.5 million. As of June 30, 2026 there is a remaining payable of advisory fees of $11.3 million.

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

The Advisory Agreement has a term that will expire on July 1, 2027, and successive additional one-year terms thereafter unless earlier terminated. We have the right to terminate the Advisory Agreement on 30 days’ written notice upon the occurrence of a cause event (as defined in the Advisory Agreement). The Advisory Agreement can be terminated by us or the Adviser without cause upon the expiration of the then-current term with at least 180 days’ written notice to the other party prior to the expiration of such term. The Adviser may also terminate the agreement with 30 days’ written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Advisory Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Advisory Agreement) unless we provide written consent. A termination fee will be payable to the Adviser by us upon termination of the Advisory Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the Fees earned by the Adviser during the twelve month period immediately preceding the most recently completed calendar quarter prior to the effective termination date.

For the three and six months ended June 30, 2026, the Company incurred Fees of $2.9 million and $6.0 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Fees of $3.4 million and $6.8 million, respectively.

Loans from Affiliates

As of June 30, 2026, a subsidiary of the Company has assumed several convertible notes issued by NHT to certain affiliates of the former NHT Adviser totaling $52.6 million (see Note 5 to our consolidated financial statements). The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheet.

Revolving Credit Facility

On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million and bears interest at one-month SOFR plus 3.50%. On May 21, 2024, the Company elected to extend the maturity by six months to November 21, 2024. On November 21, 2024, the Company elected to extend the maturity by six months to May 21, 2025. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. On November 21, 2025, the Company elected to extend the maturity by six months to May 21, 2026. On May 21, 2026, the Company elected to extend the maturity by six months to November 21, 2026. As of June 30, 2026, the NexBank Revolver had an outstanding balance of $8.8 million.

Guaranties of NexPoint Storage Partners, Inc. Debt

On October 4, 2024, the Company entered into a Guaranty Agreement (Recourse Obligations) (the “Citi Guaranty”) for the benefit of JPMorgan Chase Bank, National Association and Citi Real Estate Funding, Inc. (collectively, the “Citi Lender”) under a loan agreement (the "Citi Loan Agreement"), by and among the borrowers thereunder (collectively, “Citi Borrower”) and the Citi Lender. The Company is the owner of certain indirect interests in Citi Borrower and entered into the Citi Guaranty as a condition of the Citi Lender lending to Citi Borrower under the Citi Loan Agreement. The Citi Guaranty is a non-recourse carve-out guaranty with springing full recourse provisions. The Company’s obligations under the Citi Guaranty are generally limited to losses, damages, costs and expenses arising from certain “bad acts,” including but not limited to fraud, willful misconduct, intentional misrepresentation, and certain other misconduct or defaults (including certain waste), by Citi Borrower. The Citi Guaranty becomes a full recourse guaranty, covering full payment of the outstanding debt under the Citi Loan Agreement, upon the occurrence of certain fundamental events, including but not limited to voluntary bankruptcy or certain other insolvency events with respect to Citi Borrower and certain other violations of the Citi Loan Agreement. The Citi Loan Agreement provides for a loan of $750.0 million to Citi Borrower (the “Citi Loan”). The Citi Loan Agreement is set to mature on November 1, 2029. Borrowings outstanding under the Citi Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising Citi Borrower.

On December 8, 2022 and in connection with a restructuring of NexPoint Storage Partners, Inc. (“NSP”), the Company, together with NREF, Highland Opportunities and Income Fund and NexPoint Real Estate Strategies Fund (collectively, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP’s common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of June 30, 2026. As of June 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $16.0 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.

NexBank Guaranty

The Company is a guarantor and an indemnitor on the NexBank Revolver. As of June 30, 2026, the NexBank Revolver had an outstanding balance of $8.8 million. The Company guarantees the borrowers’ obligations under the loan agreement and the guaranty is a guaranty of payment and performance, not of collection, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor’s liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the Company is responsible for indemnifying the lender against losses, claims, damages, and costs (including attorneys' fees) arising from the borrowers’ or any other loan party’s breach of its warranties, representations, and agreements under the loan agreement. The Company has not recorded a contingent liability with respect to this guaranty as the borrowers are current on all debt payments and in compliance with all debt compliance provisions.

Guaranties of WLIF I

The Company is a guarantor on certain loans made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $66.3 million outstanding as of June 30, 2026. The obligations consist of two separate guaranty instruments: (i) an Amended and Restated Guaranty of Collection, under which the Company's liability is limited to any deficiency remaining after the lender has exhausted all contractual and legal remedies against the borrower and conducted a public sale of the underlying loan collateral in accordance with the Uniform Commercial Code, and (ii) an Amended and Restated Limited Recourse Guaranty, under which the Company's obligations are generally only triggered upon the occurrence of certain springing recourse events, including if the borrower voluntarily files for bankruptcy or similar liquidation or reorganization, takes actions that adversely interfere with the lender's enforcement rights during the continuance of an event of default, or consents to or joins in an involuntary bankruptcy proceeding commenced by a third party. Each guarantor's liability under both instruments is limited to its prorated share of the guaranteed obligations, allocated on an individual borrower basis as set forth in the applicable guaranty. The borrower is current on all debt payments and the Company is in compliance with all debt compliance provisions, including the minimum liquidity and minimum net worth covenants required under each guaranty.

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

Capital Acquisitions Partners, LLC

The Company previously owned approximately 20.9% of the total outstanding membership interests of Capital Acquisitions Partners, LLC, an entity that invests in multifamily housing. The remaining membership interests are held by NREF OP. See Notes 6 and 7 for additional information. On June 8, 2026, the outstanding LLC interests were redeemed.

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

Series B Preferred Shares Offering

On January 30, 2025, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company’s dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering (“Selling Commissions”) and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the “Dealer Manager Fee”). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of June 30, 2026, the Company has sold 1,881,675 shares of the Series B Preferred Shares for total gross proceeds of $46.1 million.

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

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company’s operating properties in the Diversified segment are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the three and six months ended June 30, 2026, the Company through its subsidiaries had paid approximately $0.2 million and $0.3 million, respectively, in property management fees to NexVest. For the three and six months ended June 30, 2025, the Company through its subsidiaries had paid approximately $0.2 million and $0.4 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $1,200 per month. The property management agreement with NexVest for Cityplace is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for the undeveloped property in Plano, Texas is dated September 1, 2024, and the management fee is calculated on 3% of gross receipts, with a minimum fee of $750 per month. The property management agreement with NexVest for Cityplace also allows for the manager, as the agent of CP Tower Owner, LLC (“Owner”), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the three and six months ended June 30, 2026, the SPE holding Cityplace reimbursed $0.4 million and $0.8 million, respectively, to NexVest for these expenses. For the three and six months ended June 30, 2025, the SPE holding Cityplace reimbursed $0.4 million and $0.8 million, respectively, to NexVest for these expenses.

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

The Company was a guarantor and an indemnitor on a loan from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership, taken by Freedom LHV, which owns White Rock Center, with an aggregate principal amount of $10.0 million. On June 26, 2026, Freedom LHV repaid this loan in full using proceeds from the Vista Loan and the Company's guarantee obligations with respect to the OSL loan were terminated.

On March 14, 2025, the Company purchased 2,754.59 shares of NexPoint Storage Partners Operating Company, LLC (the “NSP OC Common Units”) for an aggregate amount of $2.0 million, 4,638.07 shares for an aggregate amount of $3.2 million on April 29, 2025, and 5,157.67 shares for an aggregate amount of $3.6 million on June 16, 2025. As of June 30, 2026, the Company owns approximately 59,614.68 Class B Units, or 33.69%, of the outstanding NSP OC Common Units.

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

On December 18, 2025, the Company purchased 2,996.19 shares of common stock of NSP for an aggregate amount of $1.9 million. On June 11, 2026, the Company purchased 2,580.51 shares of common stock of NSP for an aggregate amount of $1.5 million. As of June 30, 2026, the Company owns approximately 91,945.70 shares of NSP common stock, or 54.51%, of the outstanding NSP common stock.

On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer a structured note in Specialty Financial Products, Ltd., and all its rights, title and interests, to NHI and its wholly owned subsidiaries, which are related parties. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI and owns 74,028 and 72,718 shares, respectively, as of June 30, 2026 and 2025.

Related Party Investments

The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the six months ended and as of June 30, 2026, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Basis	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income (Losses)
NexPoint Real Estate Finance, Inc.	Common Stock	$45,760	$4,192	$—	$—	$2,952	$7,144
NexPoint Storage Partners, Inc.	Common Stock	55,441	2,269	—	—	—	2,269
NexPoint Residential Trust, Inc.	Common Stock	2,841	(222)	—	—	108	(114)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	12,019	25	—	—	462	487
NexPoint Storage Partners Operating Company, LLC	LLC Units	35,946	1,476	—	—	—	1,476
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	111,015	(7,584)	—	—	2,984	(4,600)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	62,262	5,701	—	—	4,017	9,718
NexPoint SFR Operating Partnership, L.P.	Partnership Units	21,632	(8,338)	—	—	1,398	(6,940)
NexAnnuity Holdings, Inc.	Preferred Shares	74,028	—	—	—	2,890	2,890
NexPoint Storage Partners Operating Company, LLC	Promissory Note	1,841	(20)	—	—	50	30
NexPoint Storage Partners Operating Company, LLC	Promissory Note	987	25	—	—	35	60
Semiconductor DST	LLC Units	23,959	—	—	—	749	749
Life Science II DST	LLC Units	9,600	—	—	—	241	241
Capital Acquisitions Partners, LLC	LLC Units	—	—	(419)	—	—	(419)
Total		$457,331	$(2,476)	$(419)	$—	$15,886	$12,991

For the six months ended and as of June 30, 2025, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Basis	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income (Losses)
NexPoint Real Estate Finance, Inc.	Common Stock	$28,958	$(3,990)	$—	$—	$2,100	$(1,890)
NexPoint Storage Partners, Inc.	Common Stock	50,844	(11,866)	—	—	—	(11,866)
NexPoint Residential Trust, Inc.	Common Stock	3,288	(829)	—	—	100	(729)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	14,081	236	—	—	668	904
NexPoint Storage Partners Operating Company, LLC	LLC Units	35,094	(7,915)	—	—	—	(7,915)
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
Allenby, LLC	LLC Units	—	456	—	3,493	—	3,949
Haygood, LLC.	LLC Units	—	31	—	(31)	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	134,076	(17,631)	—	—	2,986	(14,645)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	67,145	(9,251)	—	—	4,869	(4,382)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	33,322	(5,941)	—	—	1,310	(4,631)
NexAnnuity Holdings, Inc.	Preferred Shares	72,719	—	—	—	2,824	2,824
NexPoint Storage Partners Operating Company, LLC	Promissory Note	2,754	(11)	—	—	74	63
NexPoint SFR Operating Partnership, L.P.	Promissory Note	—	—	—	—	7	7
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	88	88
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	82	82
NREF OP IV, L.P.	Promissory Note	—	—	—	—	—	—
Semiconductor DST	LLC Units	23,959	—	—	—	690	690
Life Science II DST	LLC Units	9,600	—	—	—	235	235
Capital Acquisitions Partners, LLC	LLC Units	614	—	206	—	—	206
Total		$476,454	$(56,711)	$206	$3,462	$16,033	$(37,010)

13. Commitments and Contingencies

Commitments

On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP’s newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space, which were paid in full on December 8, 2023. The NSP Series D Preferred Stock remains outstanding as of June 30, 2026. As of June 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $16.0 million. See Note 12 to our consolidated financial statements for additional information.

On October 4, 2024, the Company entered into the Citi Guaranty for the benefit of the Citi Lender under the Citi Loan Agreement, by and among Citi Borrower and the Citi Lender. Pursuant to the Citi Guaranty, the Company guarantees the Guaranteed Obligations. See Note 12 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of the subsidiaries of the Company's loans with an aggregate principal amount of $35.2 million outstanding, as of June 30, 2026. The Company’s obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, pursuant to which the Company’s liability is generally limited to losses, damages, costs and expenses arising from certain “bad acts,” including but not limited to fraud, willful misconduct, intentional misrepresentation, and certain other misconduct or defaults by the borrowers. The guaranty is full recourse to the Company, covering full payment of the outstanding debt under the loan agreement, only upon the occurrence of certain fundamental events, including but not limited to voluntary bankruptcy or certain other insolvency events with respect to the borrowers.

The Company is a limited guarantor and an indemnitor on a loan of one of the Company’s subsidiaries with an aggregate principal amount of $14.1 million outstanding, as of June 30, 2026. The Company’s obligations include a customary environmental indemnity, and a so-called "bad boy" guarantee, pursuant to which the Company’s liability is generally limited to losses, damages, costs and expenses arising from certain “bad acts,” including but not limited to fraud, willful misconduct, intentional misrepresentation, and certain other misconduct or defaults by the borrowers. The guaranty is full recourse to the Company, covering full payment of the outstanding debt under the loan agreement, only upon the occurrence of certain fundamental events, including but not limited to voluntary bankruptcy or certain other insolvency events with respect to the borrowers.

The Company is a limited guarantor and an indemnitor on a loan of one of the Company’s subsidiaries with an aggregate principal amount of $136.4 million outstanding as of June 30, 2026. The Company’s obligations are set forth in three separate guaranties: (i) a nonrecourse carveout guaranty, pursuant to which the Company is generally liable for losses, damages, costs and expenses incurred by the lender arising from specified “bad acts” of the borrowers, with full recourse to the Company for the entire indebtedness upon the occurrence of certain specified events, (ii) a completion guaranty, and (iii) a guaranty of required equity, required pay down and master lease, pursuant to which the Company guarantees the borrowers’ obligations to make certain required specified payments. As of June 30, 2026, management does not anticipate any material deviations from schedule or budget related to construction projects currently in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.

The Company is a guarantor on a loan made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $66.3 million outstanding as of June 30, 2026. The Company’s obligations include a guaranty of collection and a limited recourse guaranty under which the Company's obligations are generally only triggered upon the occurrence of certain springing recourse events. See Note 12 to our consolidated financial statements for additional information.

The OP, together with Calida Holdings III, LP, is a guarantor and an indemnitor on two loans taken by the SPEs that own the Tivoli North Property: (i) a senior construction loan from Bank OZK with an original principal amount of $67.0 million, and (ii) a mezzanine loan from CanAm Mountain States Regional Center, LP III with an original principal amount of $40.0 million. As of June 30, 2026, the senior loan had an outstanding balance of $5.2 million and the mezzanine loan had an outstanding balance of $5.4 million. With respect to each loan, the guarantors have executed three separate guaranty agreements: (i) a nonrecourse carveout guaranty, pursuant to which the Company is generally liable for losses, damages, costs and expenses incurred by the lender arising from specified “bad acts” of the borrowers, with full recourse to the Company for the entire indebtedness upon the occurrence of certain specified events, (ii) a completion guaranty, and (iii) a debt service and carry guaranty. The guarantors' liability under each guaranty is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the obligations of the OP and Calida Holdings III, LP also include customary environmental indemnifications with respect to each loan. The Company has not recorded a liability for the carveout guaranty obligations, as no event giving rise to liability thereunder has occurred. The Company has not recorded a liability under the debt service and carry guaranties, as the borrowers are current on all debt service payments and believes it is in compliance with all debt compliance provisions as of June 30, 2026.

The Company is a guarantor and an indemnitor on the NexBank Revolver. See Note 12 to our consolidated financial statements for additional information.

Pursuant to the NSP DST Guaranty, the Company is a guarantor on the NSP DST Loan, a loan made to certain entities that are advised by an affiliate of the Adviser. See Note 12 to our consolidated financial statements for additional information.

The Company is a limited guarantor and indemnitor of a loan held by the SPE that owns Marriott Uptown. As of June 30, 2026, the loan had an outstanding principal balance of $91.3 million. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, pursuant to which the Company’s liability is generally limited to losses, damages, costs and expenses arising from certain “bad acts,” including but not limited to fraud, willful misconduct, intentional misrepresentation, and certain other misconduct or defaults by the borrowers. The guaranty is full recourse to the Company, covering full payment of the outstanding debt under the loan agreement, only upon the occurrence of certain fundamental events, including but not limited to voluntary bankruptcy or certain other insolvency events with respect to the borrowers.

AMS C-Store JV, LLC

On January 30, 2025, the Company, through one of its subsidiaries, committed to fund $18.4 million of the preferred units of AMS C-Store JV, LLC with respect to convenience store property developments across Texas. The Company’s expected maximum commitment under AMS C-Store JV, LLC is $18.4 million, of which $2.1 million was unfunded as of June 30, 2026.

The table below shows the Company's unfunded commitments by investment type as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Investment Type	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$2,121	$2,121
Total	$2,121	$2,121

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

Environmental liabilities could have a material adverse effect on the Company’s business, assets, cash flows or results of operations. As of June 30, 2026, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Claymore is engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

14. Leases

There are no tenants that make up greater than 10% of net rental income during the six months ended June 30, 2026.

The following table lists the tenants where the rental revenue from the tenants represented 10% or more of total rental income in the Company’s Consolidated Statements of Operations and Comprehensive Income (in thousands) for the six months ended June 30, 2025:

For the Six Months Ended June 30, 2025
Tenant	Rental Income
Neiman Marcus Group, LLC	$1,201

Ground Lease

The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. The lease has a remaining term of 3 years and a discount rate of 4.6% and contains five one-year extension options. As of June 30, 2026, the carrying amount of the right-of-use asset is $0.4 million, and the lease liability is $(0.5) million.

The future minimum lease payments under the operating lease as of June 30, 2026 are as follows:

Years Ending December 31,	Minimum Lease Payment
2026	$104
2027	212
2028	217
Total undiscounted lease payments	533
Less: Present value discount	(79)
Total lease liability	$454

For the six months ended June 30, 2026 and 2025, the Company recognized lease expense of $0.1 million and $0.1 million, respectively, recorded on a straight-line basis over the lease term.

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

The following table presents the reportable segment measures of profitability, along with significant segment expenses (in thousands):

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total Revenues	$28,080	$14,132	$42,212	$31,191	$18,917	50,108
Less:
Property operating expense	3,009	7,250	10,259	3,090	9,394	12,484
Property management fees	424	370	794	363	543	906
Real estate taxes and insurance	2,166	896	3,062	2,375	1,039	3,414
Advisory and administrative fees	6,028	—	6,028	6,764	3,898	10,662
Property general and administrative expenses	1,291	1,846	3,137	1,147	2,460	3,607
Corporate general and administrative expenses	5,575	575	6,150	5,577	(1,630)	3,947
Depreciation and amortization	5,363	1,850	7,213	5,721	2,216	7,937
Impairment loss	—	—	—	—	1,752	1,752
Interest expense	6,406	4,594	11,000	7,513	6,400	13,913
Equity in losses of unconsolidated equity method ventures	873	—	873	167	—	167
Change in unrealized losses from non-real estate investments	8,793	—	8,793	74,959	—	74,959
Loss (gain) on extinguishment of debt and modification costs	210	—	210	—	—	—
Realized losses from non-real estate investments	(145)	—	(145)	(4,981)	—	(4,981)
Loss (gain) on sales of real estate	—	2,784	2,784	—	(37)	(37)
Income tax expense	1,094	189	1,283	484	88	572
Net loss	$(13,007)	$(6,222)	$(19,229)	$(71,988)	$(7,206)	$(79,194)

The following table presents total assets for the reportable segments (in thousands):

	As of June 30, 2026			As of December 31, 2025
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total assets	$923,262	$115,907	$1,039,169	$928,231	$146,421	$1,074,652

16. Mezzanine Equity

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Redeemable noncontrolling interest in the OP, January 1,	$309	$—
Redeemable noncontrolling interests from NHT Merger	—	359
Net loss attributable to redeemable noncontrolling interests in the OP	(9)	(20)
Distributions to redeemable noncontrolling interests in the OP	(6)	(3)
Redeemable noncontrolling interest in the OP, June 30,	$294	$336

Redeemable Series B Preferred Shares

The following table sets forth the redeemable Series B Preferred Shares for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Redeemable Series B Preferred Shares, January 1,	$20,379	$—
Subscriptions	21,517	3,171
Accretion to redemption value	—	—
Redemptions	(71)	—
Redeemable Series B Preferred Shares, June 30,	$41,825	$3,171

17. Subsequent Events

Distributions Declared

On July 27, 2026, the Board approved a quarterly cash distribution of $0.03 per common share, payable on September 30, 2026 to shareholders of record on September 15, 2026. The distribution reflects a change from the cash-and-share distribution structure introduced by the Company in 2023. The amount of the cash distribution remains unchanged from the cash component of the distribution on the Company’s common shares paid on March 31, 2026, while the share component has been discontinued. Also on July 27, 2026, the Board approved a quarterly distribution of $0.34375 per Series A Preferred Share, payable on September 30, 2026 to shareholders of record on September 23, 2026.

Cityplace Debt Extension

Effective July 8, 2026, the lender agreed to defer the maturity of the Cityplace debt to November 8, 2026.

Dominion Debt Extension

Effective August 8, 2026, the lender agreed to defer the maturity of the Dominion Note to August 8, 2027.

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

Overview

As of June 30, 2026, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The Company has two reportable segments, Diversified and Hospitality. Diversified represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio. The Diversified reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage, debt, mezzanine debt and preferred equity. The Hospitality segment is focused on operating and renovating its U.S. located hospitality assets that meet its investment objective and criteria. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of June 30, 2026, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company.

As a diversified REIT, the Company’s primary investment objective is to provide both current income and capital appreciation. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease, retail and small-bay industrial. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022, April 11, 2023, July 22, 2024, and September 19, 2025 for a term that will expire on July 1, 2027 and successive one-year terms thereafter unless earlier terminated. The Adviser is wholly owned by our Sponsor.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland’s plan of reorganization and disclosure statement, which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the “Bankruptcy Trust Lawsuit”) against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment

Trust (“HMIT”) pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on July 15, 2026. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, “UBS”) filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the “UBS Lawsuit”). On February 26, 2024, the respondents, including Mr. Dondero, filed motions to dismiss the UBS Lawsuit. A hearing was held on July 8, 2024. The court dismissed the claims against one respondent, CLO HoldCo, Ltd., for lack of personal jurisdiction in a July 12, 2024 order. On August 24, 2024, UBS filed a notice of appeal for that dismissal order, but withdrew its appeal on December 31, 2025. On March 26, 2025, the court entered an order denying the remaining motions to dismiss and directed the respondents to file an answer to the UBS Lawsuit within 20 days, which they did. Mr. Dondero and the other remaining respondents are appealing the denial of the motion to dismiss to the Appellate Division of the Supreme Court of the State of New York. The appeal was argued on April 8, 2026. The Supreme Court rescheduled a status conference in the UBS Lawsuit previously set for July 14, 2026 to September 15, 2026. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit, and Mr. Dondero has informed us he believes the UBS Lawsuit has no merit; we have been advised that the defendants named in each of the lawsuits intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit or the UBS Lawsuit will have a material effect on our business, results of operations or financial condition.

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

The United States government announced a comprehensive set of tariffs in the second quarter of 2025. Following the pause of certain of these tariffs, the majority of the previously announced tariffs were implemented, but such tariffs were determined unconstitutional by the Supreme Court of the United States in a February 2026 ruling. Following such ruling, the current administration immediately imposed a temporary 10% global tariff under a separate statutory provision. On July 24, 2026, the same day the temporary 10% global tariff expired, the United States government imposed new tariffs of 10% or 12.5% on imports from 60 trading partners, subject to certain exceptions. The United States government has indicated that it could impose additional tariffs on particular countries and impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. Management is actively engaged with vendors and business partners to reduce financial risks of tariffs; however, the impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemptions for certain goods, among other uncertainties.

In addition, the 21st Century ROAD to Housing Act (the “ROAD Act”) was enacted into federal law on July 11, 2026 and will take effect on January 7, 2027. The ROAD Act generally imposes a federal restriction on the ability of large institutional investors to purchase single-family homes, subject to certain exemptions. The ROAD Act and the prospect of other such laws or regulations may adversely impact the value of certain of our investments.

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

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs includes prepayment penalties and defeasance costs, the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt related to the early repayment of debt, costs incurred in a debt modification that are not capitalized as deferred financing costs and other costs incurred in a debt extinguishment.

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

Income Tax (Expense) Benefit. Income tax (expense) benefit is primarily derived from taxable gains from asset sales and other income earned from investments held in the TRSs in the Diversified segment and former NHT's TRSs.

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

Real Estate Investments Statistics

As of June 30, 2026, the Diversified segment was invested in two retail properties, and one office, multifamily, and hospitality property (excluding investments in undeveloped land), and the Hospitality segment consisted of three hotel properties as listed below:

Diversified Segment:

	Rentable			Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Square Footage (in thousands)	Property Type	Date Acquired	June 30, 2026	June 30, 2026
White Rock Center	82,793	Retail	6/13/2013	$1.62	81.4%
5916 W Loop 289	30,140	Retail	7/23/2013	—	0.0%
Cityplace	1,365,711	Office, Multifamily & Hospitality (3)	8/15/2018	$2.05	41.2%
	1,478,644

Hospitality Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	Dallas Hilton Garden Inn	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Hyatt Place Park City	Upscale	Full-Service	2024	122
Marriott	St. Petersburg, Florida	St. Petersburg Marriott	Upper Upscale	Full-Service	2024	209
Total Rooms:						571

(1)
Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of June 30, 2026, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of June 30, 2026.
(2)
Percent occupied is calculated as the rentable square footage occupied as of June 30, 2026, divided by the total rentable square footage, expressed as a percentage.
(3)
Cityplace is currently under redevelopment and the Company is converting part of the property into a hotel, which was still under construction as of June 30, 2026.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The three months ended June 30, 2026 as compared to three months ended June 30, 2025

The following table sets forth a summary of our operating results for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change
Total revenues	$19,337	$21,034	$(1,697)
Total expenses	(17,221)	(21,167)	3,946
Operating income	2,116	(133)	2,249
Interest expense	(5,311)	(6,637)	1,326
Equity in (losses) income of unconsolidated ventures	(866)	190	(1,056)
Change in unrealized gains (losses)	6,538	(41,637)	48,175
Realized gains	148	3,462	(3,314)
Loss on extinguishment of debt and modification costs	(210)	—	(210)
Gain on sales of real estate	—	26	(26)
Income tax (expense) benefit	(374)	641	(1,015)
Net income (loss)	2,041	(44,088)	46,129
Net loss attributable to Series A preferred shareholders	(1,155)	(1,155)	—
Net loss attributable to Series B preferred shareholders	(825)	(28)	(797)
Net income attributable to redeemable noncontrolling interests in the OP	-	20	(20)
Net income (loss) attributable to common shareholders	$61	$(45,251)	$45,312

The net income for the three months ended June 30, 2026 as compared to the net loss for the three months ended June 30, 2025 primarily relates to mark-to-market gains on our investments accounted for at fair value partially and an increase in operating income.

Revenues

Rental income. Rental income was $2.9 million for the three months ended June 30, 2026, compared to $3.7 million for the three months ended June 30, 2025, which was a decrease of approximately $0.8 million. The decrease between the periods was primarily due to a decrease in occupancy at Cityplace.

Room revenue. Room revenue was $4.4 million for the three months ended June 30, 2026, compared to $6.3 million for the three months ended June 30, 2025, which was a decrease of approximately $1.9 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.

Food and beverage revenue. F&B revenue was $0.6 million for the three months ended June 30, 2026, compared to $0.8 million for the three months ended June 30, 2025, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.

Interest and dividends. Interest and dividends totaled $10.7 million for the three months ended June 30, 2026, compared to $10.0 million for the three months ended June 30, 2025, which was an increase of approximately $0.7 million. The increase between the periods was attributed to an increase in dividends from preferred stock investments and an increase in interest income from debt investments.

Other income. Other income was approximately $0.8 million for the three months ended June 30, 2026, compared to $0.3 million for the three months ended June 30, 2025, which was an increase of approximately $0.5 million. The increase between the periods is due to a co-development fee of approximately $0.5 million.

Expenses

Property operating expenses. Property operating expenses were $4.6 million for the three months ended June 30, 2026, compared to $5.5 million for the three months ended June 30, 2025, which was a decrease of approximately $0.9 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.

Property management fees. Property management fees were $0.3 million for the three months ended June 30, 2026, compared to $0.4 million for the three months ended June 30, 2025, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.

Real estate taxes and insurance. Real estate taxes and insurance costs were $1.7 million for the three months ended June 30, 2026, compared to $1.6 million for the three months ended June 30, 2025, which was an increase of approximately $0.1 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace and our Hospitality properties. The increase between the periods is due to a favorable real estate tax appeal recognized at Cityplace in 2025.

Advisory and administrative fees. For the three months ended June 30, 2026, the Company incurred administrative fees and advisory fees of $2.9 million, compared to $7.0 million for the three months ended June 30, 2025, which was a decrease of approximately $4.1 million. The decrease between the periods was due to a termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory Agreement following the NHT Merger in 2025.

Property general and administrative expenses. Property general and administrative expenses were $1.5 million for the three months ended June 30, 2026, compared to $1.6 million for the three months ended June 30, 2025, which was a decrease of approximately $0.1 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Corporate general and administrative expenses. Corporate general and administrative expenses were $2.7 million for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025, which was an increase of approximately $1.7 million. The increase between periods was primarily due to a write off of accrued payables and expenses in 2025.

Depreciation and amortization. Depreciation and amortization costs were $3.5 million for the three months ended June 30, 2026, compared to $4.0 million for the three months ended June 30, 2025, which was a decrease of approximately $0.5 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $0.2 million for the three months ended June 30, 2026, compared to $0.0 million for the three months ended June 30, 2025. The increase between the periods was due to the extinguishment of the previous note due to OSL on White Rock Center in 2026.

Other Income and Expense

Interest expense. Interest expense was $5.3 million for the three months ended June 30, 2026, compared to $6.6 million for the three months ended June 30, 2025, which was a decrease of approximately $1.3 million. The decrease between periods was primarily attributable to the extinguishment of the PC & B Loan in February 2026, the repayment of the portion of the OSL Loan allocated to the Bradenton Hampton Inn & Suites property in connection with the Bradenton Hampton Inn & Suites property sale in March 2026, and paydowns on other mortgage and note payable balances during the period, as well as a decrease in SOFR compared to the prior year period.

Equity in (losses) income of unconsolidated ventures. Equity in (losses) income of unconsolidated ventures was $(0.9) million for the three months ended June 30, 2026, compared to $0.2 million for the three months ended June 30, 2025, which was a decrease of approximately $1.1 million. The decrease between periods was primarily due to an increase in net loss on equity interests in Perilune Aero Equity Holdings One, LLC for the three months ended June 30, 2026.

Income tax (expense) benefit. The Company has recorded income tax (expense) benefit of $(0.4) million associated with the TRSs for the three months ended June 30, 2026 and $0.6 million associated with the TRSs for the three months ended June 30, 2025, which was a decrease of approximately $1.0 million. The decrease between periods was primarily due to an increase in taxable income, as well as an increase in the deferred tax asset in the prior period that was not recognized in the current year.

Change in unrealized gains (losses). Unrealized gains from our investments accounted for at fair value was $6.5 million for the three months ended June 30, 2026, compared to $(41.6) million for the three months ended June 30, 2025, which was an increase of approximately $48.1 million. The gains for the three months ended June 30, 2026 were largely driven by mark-to-market gains on NREF OP common units of $8.2 million and NREF common stock of $6.0 million, offset by mark-to-market losses on MidWave Wireless, Inc. common stock of $2.8 million, VineBrook Homes Operating Partnership, L.P. common units of $2.6 million and NexPoint SFR Operating Partnership, L.P. partnership units of $3.3 million. The losses for the three months ended June 30, 2025 were largely driven by mark-to-market losses on NSP common equity of $16.0 million, NREF OP common units of $7.3 million, IQHQ LP interests of $5.2 million and NREF common stock of $3.2 million.

Realized gains. Realized gains were $0.1 million for the three months ended June 30, 2026, compared to $3.5 million for the three months ended June 30, 2025, which was a decrease of approximately $3.4 million. The decrease was primarily due to the absence of significant gains recognized on the disposition of United Development Funding IV common equity that occurred during 2025.

The six months ended June 30, 2026 as compared to six months ended June 30, 2025

The following table sets forth a summary of our operating results for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change
Total revenues	$42,212	$50,108	$(7,896)
Total expenses	(36,643)	(44,709)	8,066
Operating income	5,569	5,399	170
Interest expense	(11,000)	(13,913)	2,913
Equity in losses of unconsolidated ventures	(873)	(167)	(706)
Change in unrealized losses	(8,793)	(74,959)	66,166
Realized gains	145	4,981	(4,836)
Loss on extinguishment of debt and modification costs	(210)	—	(210)
(Loss) gain on sales of real estate	(2,784)	37	(2,821)
Income tax expense	(1,283)	(572)	(711)
Net loss	(19,229)	(79,194)	59,965
Net loss attributable to Series A preferred shareholders	(2,310)	(2,310)	—
Net loss attributable to Series B preferred shareholders	(1,379)	(30)	(1,349)
Net income attributable to noncontrolling interests in NHT	—	1,945	(1,945)
Net income attributable to redeemable noncontrolling interests in the OP	9	20	(11)
Net loss attributable to common shareholders	$(22,909)	$(79,569)	$56,660

The change in our net loss for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily related to a decrease in unrealized losses on investments at fair value, partially offset by lower realized gains, lower dividend income and a loss on sale of real estate recognized in 2026.

Revenues

Rental income. Rental income was $5.8 million for the six months ended June 30, 2026, compared to $7.4 million for the six months ended June 30, 2025, which was a decrease of approximately $1.6 million. The decrease between the periods was primarily due to a decrease in occupancy at Cityplace.

Room revenue. Room revenue was $12.2 million for the six months ended June 30, 2026, compared to $16.6 million for the six months ended June 30, 2025, which was a decrease of approximately $4.4 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.

Food and beverage revenue. F&B revenue was $1.4 million for the six months ended June 30, 2026, compared to $1.6 million for the six months ended June 30, 2025, which was a decrease of approximately $0.2 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.

Interest and dividends. Interest and dividends totaled $21.7 million for the six months ended June 30, 2026, compared to $23.9 million for the six months ended June 30, 2025, which was a decrease of approximately $2.2 million. The decrease between the periods was attributed to a decrease in dividends from equity investments, offset by an increase in interest income.

Other income. Other income was approximately $1.1 million for the six months ended June 30, 2026, compared to $0.6 million for the six months ended June 30, 2025, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to a co-development fee of approximately $0.5 million.

Expenses

Property operating expenses. Property operating expenses were $10.3 million for the six months ended June 30, 2026, compared to $12.5 million for the six months ended June 30, 2025, which was a decrease of approximately $2.2 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.

Property management fees. Property management fees were $0.8 million for the six months ended June 30, 2026, compared to $0.9 million for the six months ended June 30, 2025, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.

Real estate taxes and insurance. Real estate taxes and insurance costs were $3.1 million for the six months ended June 30, 2026, compared to $3.4 million for the six months ended June 30, 2025, which was a decrease of approximately $0.3 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace and our Hospitality properties. The decrease between the periods was primarily due to the disposition of Hospitality properties in 2025.

Advisory and administrative fees. For the six months ended June 30, 2026, the Company incurred administrative fees and advisory fees of $6.0 million, compared to $10.7 million for the six months ended June 30, 2025, which was a decrease of approximately $4.7 million. The decrease between the periods was due to the disposition of Hospitality properties in 2025, a decrease in investments at fair value and a termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory Agreement following the NHT Merger in 2025.

Property general and administrative expenses. Property general and administrative expenses were $3.1 million for the six months ended June 30, 2026, compared to $3.6 million for the six months ended June 30, 2025, which was a decrease of approximately $0.5 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Corporate general and administrative expenses. Corporate general and administrative expenses were $6.2 million for the six months ended June 30, 2026, compared to $3.9 million for the six months ended June 30, 2025, which was an increase of approximately $2.3 million. The increase between periods was primarily due to an increase in professional fees and a write off of accrued payables and expenses in 2025.

Depreciation and amortization. Depreciation and amortization costs were $7.2 million for the six months ended June 30, 2026, compared to $7.9 million for the six months ended June 30, 2025, which was a decrease of approximately $0.7 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Impairment loss. There was no impairment loss for the six months ended June 30, 2026, compared to $1.8 million for the six months ended June 30, 2025, which was a decrease of approximately $1.8 million. The decrease between the periods was primarily attributable to impairment losses recognized on properties classified as held for sale in 2025.

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $0.2 million for the six months ended June 30, 2026, compared to $0.0 million for the six months ended June 30, 2025, which was an increase of $0.2 million. The increase between the periods was due to the extinguishment on of the previous note due to OSL on White Rock Center Note in 2026.

Other Income and Expense

Interest expense. Interest expense was $11.0 million for the six months ended June 30, 2026, compared to $13.9 million for the six months ended June 30, 2025, which was a decrease of approximately $2.9 million. The decrease between periods is primarily attributable to the extinguishment of the PC & B Loan in February 2026, the repayment of the portion of the OSL Loan allocated to the Bradenton Hampton Inn & Suites property in connection with the Bradenton Hampton Inn & Suites property sale in March 2026, and paydowns on other mortgage and note payable balances during the period, as well as a decrease in SOFR compared to the prior year period.

Equity in (losses) income of unconsolidated ventures. Equity in losses of unconsolidated ventures was $0.9 million for the six months ended June 30, 2026, compared to $0.2 million for the six months ended June 30, 2025, which was an increase of approximately $(0.7) million. The increase between periods was primarily due to an increase in net loss on equity interests in Perilune Aero Equity Holdings One, LLC for the six months ended June 30, 2026.

Income tax benefit (expense). The Company has recorded income tax expense of $1.3 million associated with the TRSs for the six months ended June 30, 2026 and $0.6 million associated with the TRSs for the six months ended June 30, 2025, which was an increase of approximately $0.7 million. The increase between periods was primarily due to an increase in taxable income, and a decrease in the deferred tax asset recognized in the current year.

Change in unrealized losses. Unrealized losses from our investments accounted for at fair value was $8.8 million for the six months ended June 30, 2026, compared to $75.0 million for the six months ended June 30, 2025, which was a decrease of approximately $66.2 million. The losses for the six months ended June 30, 2026 were largely driven by mark-to-market losses on VineBrook Homes Operating Partnership, L.P. common units of $7.6 million, NexPoint SFR Operating Partnership, L.P. partnership units of $8.3 million and MidWave Wireless, Inc. common stock of $4.2 million, offset by mark-to-market gains on NREF OP common units of $5.7 million and NREF common stock of $4.2 million. The losses for the six months ended June 30, 2025 were largely driven by mark-to-market losses on NSP common stock of $19.8 million, NREF OP Units of $9.3 million, IQHQ LP interests of $5.8 million and NREF common stock of $4.0 million.

Realized gains. Realized gains were $0.1 million for the six months ended June 30, 2026, compared to $5.0 million for the six months ended June 30, 2025, which was a decrease of approximately $4.9 million. The decrease was primarily due to the absence of significant gains recognized on the disposition of United Development Funding IV common equity that occurred during 2025.

Non-GAAP Measurements

Consolidated Net Operating Income and Same Store Net Operating Income

Net Operating Income ("NOI") is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties between segments and to other comparable properties, to determine trends in earnings and to compute the fair value of our properties as NOI is calculated by adjusting net income (loss) to add back (1) interest expense, (2) advisory and administrative fees, (3) the impact of: (a) depreciation and amortization expenses and (b) gains or losses from the sale of operating real estate assets that are included in net income (loss) computed in accordance with GAAP, (4) corporate general and administrative expenses, (5) income tax (benefit) expenses, (6) non-operating property investment revenue, (7) realized and change in unrealized gains (losses) generated from non-real estate investments, (8) equity in income (losses) of unconsolidated equity method ventures, (9) impairment loss, and (10) loss on extinguishment of debt and modification costs.

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

There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three and six months ended June 30, 2026 and 2025 (our "Same Store" properties). Our Same Store properties exclude Cityplace, the Dallas Hilton Garden Inn & Suites and St. Petersburg Marriott, because such properties were not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude Hyatt Place Park City, as the property has planned construction, renovation or similar activity expected to commence in the near future that will result in the property not being stabilized.

Consolidated NOI and Same Store NOI for the Three and Six Months Ended June 30, 2026 and 2025

The following table, which has not been adjusted for the effects of noncontrolling interests (“NCI”), reconciles our consolidated NOI for the three and six months ended June 30, 2026 and 2025 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended June 30		For the Six Months Ended June 30,
		2026	2025	2026	2025
Net income (loss)		$2,041	$(44,088)	$(19,229)	$(79,194)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees		2,943	7,020	6,028	10,662
Corporate general and administrative expenses		2,714	1,020	6,150	3,947
Income tax (benefit) expense		374	(641)	1,283	572
Depreciation and amortization		3,498	4,028	7,213	7,937
Interest expense		5,311	6,637	11,000	13,913
Non-operating property investment revenue	(1)	(11,178)	(9,977)	(22,410)	(23,939)
Realized gains from non-real estate investments		(148)	(3,462)	(145)	(4,981)
Change in unrealized losses (gains) from non-real estate investments		(6,538)	41,637	8,793	74,959
Equity in losses (income) of unconsolidated equity method ventures		866	(190)	873	167
Impairment loss		—	—	—	1,752
Loss on extinguishment of debt and modification costs		210	—	210	—
(Gain) loss on sales of real estate		—	(26)	2,784	(37)
NOI		$93	$1,958	$2,550	$5,758
Less Non-Same Store
Revenues		$(7,657)	$(10,582)	$(18,839)	$(25,361)
Operating expenses		7,868	8,941	16,869	20,098
Same Store NOI		$304	$317	$580	$495

(1)
Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that is from non-operating properties such as dividend income and interest income.

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three and six months ended June 30, 2026 to net income (loss), the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026			2026
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Net income (loss)	$4,369	(2,328)	$2,041	$(13,007)	$(6,222)	$(19,229)
Adjustments to reconcile net income (loss) to NOI:
Advisory and administrative fees	2,943	—	2,943	6,028	—	6,028
Corporate general and administrative expenses	2,649	65	2,714	5,575	575	6,150
Income tax expense (benefit)	383	(9)	374	1,094	189	1,283
Depreciation and amortization	2,680	818	3,498	5,363	1,850	7,213
Interest expense	3,190	2,121	5,311	6,406	4,594	11,000
Non-operating property investment revenue (1)	(11,108)	(70)	(11,178)	(22,229)	(181)	(22,410)
Realized gains from non-real estate investments	(148)	—	(148)	(145)	—	(145)
Change in unrealized (gains) losses from non-real estate investments	(6,538)	—	(6,538)	8,793	—	8,793
Equity in losses of unconsolidated equity method ventures	866	—	866	873	—	873
Loss on extinguishment of debt and modification costs	210	—	210	210	—	210
Loss on sales of real estate	—	—	—	—	2,784	2,784
NOI	$(504)	$597	$93	$(1,039)	$3,589	$2,550
Less Non-Same Store
Revenues	$(2,448)	(5,209)	(7,657)	$(4,888)	$(13,951)	(18,839)
Operating expenses	3,256	4,612	7,868	6,507	10,362	16,869
Same Store NOI	$304	$—	$304	$580	$—	$580

(1)
Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Three Months Ended June 30, 2026 and 2025

	For the Three Months Ended June 30
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$502	$449	$53	11.8%
Same Store revenues	502	449	53	11.8%
Non-Same Store
Rental income	2,435	3,264	(829)	-25.4%
Rooms	4,379	6,281	(1,902)	-30.3%
Food and beverage	575	750	(175)	-23.3%
Other income	268	287	(19)	-6.6%
Non-Same Store revenues	7,657	10,582	(2,925)	-27.6%
Total revenues	8,159	11,031	(2,872)	-26.0%

Operating expenses
Same Store
Property operating expenses	97	58	39	N/M
Real estate taxes and insurance	76	74	2	2.7%
Property management fees	24	22	2	9.1%
Property general and administrative expenses	1	4	(3)	N/M
Same Store operating expenses	198	158	40	25.3%
Non-Same Store
Property operating expenses	4,507	5,465	(958)	-17.5%
Real estate taxes and insurance	1,594	1,499	95	6.3%
Property management fees	300	365	(65)	-17.8%
Property general and administrative expenses	1,467	1,612	(145)	-9.0%
Non-Same Store operating expenses	7,868	8,941	(1,073)	-12.0%
Total operating expenses	8,066	9,099	(1,033)	-11.4%

Operating income
Non-Same Store
Gain on sales of real estate	—	26	(26)	N/M
Total operating income	—	26	(26)	N/M

NOI
Same Store	304	317	(13)	-4.1%
Non-Same Store	(211)	1,667	(1,878)	N/M
Total NOI	$93	$1,984	$(1,891)	N/M

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three Months Ended June 30, 2026 and 2025.”

Consolidated Same Store Results of Operations for the Three Months Ended June 30, 2026 and 2025

As of June 30, 2026, our Same Store properties were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.19, compared to 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.18 as of June 30, 2025. For our Same Store properties, we recorded the following operating results for the three months ended June 30, 2026 and 2025.

Revenues

Rental Income. Rental income was $502.0 thousand for the three months ended June 30, 2026, compared to $449.0 thousand for the three months ended June 30, 2025, which was an increase of approximately $53.0 thousand, or 11.8%. The increase between periods was primarily due to increased rental income from tenant sales-based lease provisions at White Rock Center.

Expenses

Property operating expenses. Property operating expenses were $97.0 thousand for the three months ended June 30, 2026, compared to $58.0 thousand for the three months ended June 30, 2025, which was an increase of approximately $39.0 thousand. The increase between the periods was primarily due to an increase in repair and maintenance fees.

Real estate taxes and insurance. Real estate taxes and insurance costs were $76.0 thousand for the three months ended June 30, 2026, compared to $74.0 thousand for the three months ended June 30, 2025, which was an increase of approximately $2.0 thousand or 2.7%. The increase between the periods was related to a favorable real estate tax appeal that was recognized in 2025.

Property management fees. Property management fees were $24.0 thousand for the three months ended June 30, 2026, compared to $22.0 thousand for the three months ended June 30, 2025, which was an increase of approximately $2.0 thousand, or 9.1%. The increase between the periods was related to an increase in rental revenue, which is the basis of the management fee calculation.

Property general and administrative expenses. Property general and administrative expenses were $1.0 thousand for the three months ended June 30, 2026, compared to $4.0 thousand for the three months ended June 30, 2025, which was a decrease of approximately $3.0 thousand. The majority of the decrease between the periods is due to professional fees associated with a prospective tenant that were capitalized upon execution of the lease.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Six Months Ended June 30, 2026 and 2025

The following table reflects the revenues, property operating expenses and NOI for the six months ended June 30, 2026 and 2025 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$963	$808	$155	19.2%
Same Store revenues	963	808	155	19.2%
Non-Same Store
Rental income	4,866	6,550	(1,684)	-25.7%
Rooms	12,157	16,631	(4,474)	-26.9%
Food and beverage	1,373	1,639	(266)	-16.2%
Other income	443	541	(98)	-18.1%
Non-Same Store revenues	18,839	25,361	(6,522)	-25.7%
Total revenues	19,802	26,169	(6,367)	-24.3%

Operating expenses
Same Store
Property operating expenses	153	122	31	25.4%
Real estate taxes and insurance	152	140	12	8.6%
Property management fees	47	41	6	14.6%
Property general and administrative expenses	31	10	21	N/M
Same Store operating expenses	383	313	70	22.4%
Non-Same Store
Property operating expenses	10,106	12,362	(2,256)	-18.2%
Real estate taxes and insurance	2,911	3,274	(363)	-11.1%
Property management fees	747	865	(118)	-13.6%
Property general and administrative expenses	3,105	3,597	(492)	-13.7%
Non-Same Store operating expenses	16,869	20,098	(3,229)	-16.1%
Total operating expenses	17,252	20,411	(3,159)	-15.5%

NOI
Same Store	580	495	85	17.2%
Non-Same Store	1,970	5,263	(3,293)	-62.6%
Total NOI	$2,550	$5,758	$(3,208)	-55.7%

See reconciliation of net income (loss) to NOI above under “NOI and Same Store NOI for the Three Months Ended June 30, 2026 and 2025.”

Consolidated Same Store Results of Operations for the Six Months Ended June 30, 2026 and 2025

As of June 30, 2026, our Same Store properties were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.19, compared to 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.18 as of June 30, 2025. For our Same Store properties, we recorded the following operating results for the six months ended June 30, 2026 and 2025.

Revenues

Rental Income. Rental income was $963.0 thousand for the six months ended June 30, 2026, compared to $808.0 thousand for the six months ended June 30, 2025, which was an increase of approximately $155.0 thousand or 19.2%. The increase between periods was primarily due to increased rental income from tenant sales-based lease provisions at White Rock Center.

Expenses

Property operating expenses. Property operating expenses were $153.0 thousand for the six months ended June 30, 2026, compared to $122.0 thousand for the six months ended June 30, 2025, which was an increase of approximately $31.0 thousand or 25.4%. The increase between periods was primarily due to an increase in repair and maintenance expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $152.0 thousand for the six months ended June 30, 2026, compared to $140.0 thousand for the six months ended June 30, 2025, which was an increase of approximately $12.0 thousand or 8.6%. The increase between the periods was related to a favorable real estate tax appeal that was recognized in 2025.

Property management fees. Property management fees were $47.0 thousand for the six months ended June 30, 2026, compared to $41.0 thousand for the six months ended June 30, 2025, which was an increase of approximately $6.0 thousand, or 14.6%. The increase between the periods was primarily due to an increase in rental income, which is the basis of the management fee calculation.

Property general and administrative expenses. Property general and administrative expenses were $31.0 thousand for the six months ended June 30, 2026, compared to $10.0 thousand for the six months ended June 30, 2025, which was an increase of approximately $21.0 thousand. The majority of the increase between the periods was related to an increase in professional fees.

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

AFFO makes certain adjustments to FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts FFO to remove items such as gain (loss) on extinguishment of debt and modification costs, equity-based compensation expense and the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, non-controlling interests (as described above) related to these items, and change in unrealized gains (losses). In addition, we remove the termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory Agreement following the NHT Merger as it does not reflect the ongoing operations of the property owners. We believe AFFO is useful to investors as a supplemental gauge of our operating performance and is useful in comparing our operating performance with other REITs that are not as involved in the aforementioned activities.

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

The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2026	2025	2026	2025	% Change (1)
Net (loss) income		$2,041	$(44,088)	$(19,229)	$(79,194)	75.7%
Depreciation and amortization		3,498	4,028	7,213	7,937	9.1%
Realized gains		(148)	(3,472)	(145)	(4,981)	97.1%
Loss (gain) on sales of real estate		—	(26)	2,784	(37)	7624.3%
Impairment loss		—	—	—	1,752	100.0%
Adjustment for noncontrolling interests in NHT		—	—	—	615	100.0%
Adjustment for redeemable noncontrolling interests in the OP		—	20	9	20	55.0%
FFO		5,391	(43,538)	(9,368)	(73,888)	87.3%
Distributions to Series A preferred shareholders		(1,155)	(1,155)	(2,310)	(2,310)	0.0%
Distributions to Series B preferred shareholders		(825)	(28)	(1,379)	(30)	4496.7%
FFO attributable to common shareholders		3,411	(44,721)	(13,057)	(76,228)	82.9%

FFO per share - basic		$0.07	$(0.99)	$(0.26)	$(1.72)	84.9%
FFO per share - diluted		$0.06	$(0.99)	$(0.26)	$(1.72)	84.9%

Loss on extinguishment of debt and modification costs		210	—	210	—	0.0%
Equity-based compensation expense		1,347	1,663	2,449	2,467	0.7%
Amortization of deferred financing costs - long term debt		144	196	349	339	2.9%
Change in unrealized losses (gains)		(6,538)	41,637	8,793	74,959	88.3%
Termination fee expense		—	3,539	—	3,539	100.0%
AFFO attributable to common shareholders		(1,426)	2,314	(1,256)	5,076	124.7%

AFFO per share - basic		$(0.03)	$0.05	$(0.02)	$0.11	118.2%
AFFO per share - diluted		$(0.03)	$0.05	$(0.02)	$0.11	118.2%

Weighted average common shares outstanding - basic		51,753	45,687	50,923	44,303	14.9%
Weighted average common shares outstanding - diluted	(2)	60,440	45,871	58,384	46,090	26.7%

Distributions declared per common share		$0.15	$0.15	$0.30	$0.30	0.0%

Net (loss) income coverage	(3)	0.26x	-6.43x	-1.26x	-5.96x	-78.9%
Net (loss) income coverage - diluted		0.23x	-6.41x	-1.10x	-5.73x	-80.8%

FFO Coverage - diluted	(3)	0.40x	-6.60x	-0.87x	-5.73x	-84.8%

AFFO Coverage - diluted	(3)	-0.20x	0.33x	-0.07x	0.37x	-118.9%

(1)
Represents the percentage change for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
(2)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(3)
Indicates coverage ratio of net income (loss)/FFO/AFFO per common share (diluted) over distributions declared per common share during the period.

The three months ended June 30, 2026 as compared to the three months ended June 30, 2025

FFO was $5.4 million for the three months ended June 30, 2026, compared to $(43.5) million for the three months ended June 30, 2025, which was an increase of approximately $48.9 million. The change in FFO between the periods was primarily attributable to a decrease in unrealized losses on the mark-to-market of our investments held at fair value, a decrease in operating expenses, a decrease in interest expense resulting from debt paydowns and lower interest rates.

AFFO was $(1.4) million for the three months ended June 30, 2026, compared to $2.3 million for the three months ended June 30, 2025, which was a decrease of approximately $3.7 million. The change in our AFFO between the periods is primarily attributable to a $3.5 million termination fee to the former NHT Adviser recognized in the prior-year, and lower equity-based compensation and deferred financing cost amortization, partially offset by a decrease in operating expenses and a decrease in interest expense resulting from debt paydowns and lower interest rates.

The six months ended June 30, 2026 as compared to the six months ended June 30, 2025

FFO was $(9.4) million for the six months ended June 30, 2026, compared to $(73.9) million for the six months ended June 30, 2025, which was an increase of approximately $64.5 million. The change in FFO between the periods was primarily attributable to a decrease in unrealized losses on the mark-to-market of our investments held at fair value, a decrease in operating expenses, a decrease in interest expense resulting from debt paydowns and lower interest rates, and partially offset by a decrease in dividend income.

AFFO was $(1.3) million for the six months ended June 30, 2026, compared to $5.1 million for the six months ended June 30, 2025, which was a decrease of approximately $6.4 million. The change in our AFFO between the periods is primarily attributable to a $3.5 million termination fee to the former NHT Adviser recognized in the prior-year, and lower equity-based compensation and deferred financing cost amortization, partially offset by a decrease in operating expenses and a decrease in interest expense resulting from debt paydowns and lower interest rates.

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

The presentation of NAV and NAV per common share below is intended to be the Applicable NAV (as defined in the statement of preferences of the Series B Preferred Shares) for purposes of the offering of the Series B Preferred Shares. The below table presents the NAV calculation for the quarter ended June 30, 2026, along with the previously published Applicable NAV figures for past quarters (in thousands, except per common share amounts):

As Of	Total Assets	Total Liabilities	Series A Preferred Shares (1)	Series B Preferred Shares (2)	NCI	NAV	Diluted Common Shares Outstanding	NAV Per Common Share
June 30, 2026	1,039,169	(324,052)	(83,252)	(41,825)	(294)	589,746	63,196	$9.33
March 31, 2026	1,026,646	(323,634)	(83,252)	(28,066)	(296)	591,398	59,192	$9.99
December 31, 2025	1,074,652	(353,873)	(83,252)	(20,379)	(309)	616,839	57,318	$10.76

(1)
Represents the liquidation preference, net of approximately $738 thousand issuance costs, from the issuance of the Company’s Series A Preferred Shares.
(2)
Represents the liquidation preference, net of approximately $4.3 million issuance costs, from the issuance of the Company’s Series B Preferred Shares.

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
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees.

We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance, the Series B Preferred Offering and, if necessary, future debt or equity issuances. As of June 30, 2026, we had $11.7 million of cash available to meet our short-term liquidity requirements. As of June 30, 2026, we also had $32.1 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of June 30, 2026, we also had $0.7 million of restricted cash held in reserve by the lender on the White Rock Center debt. These reserves include a lender-held reserve for tenant improvements, leasing commissions and capital expenditures related to the property. As of June 30, 2026, we also had $0.9 million of restricted cash held in reserve by the lender on the NexBank Revolver (as defined below). These reserves are to be used for future interest payments on the debt facility. As of June 30, 2026, we also had $6.2 million of restricted cash reserves associated with the Hospitality segment for brand-mandated performance improvement plans and furniture, fixtures and equipment upgrades arising from the execution of the Company’s franchise agreement and future insurance and property tax expenses.

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

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and distribution requirements for the twelve-month period following June 30, 2026. See “—Debt” for additional details regarding our indebtedness and related liquidity requirements.

Series B Preferred Shares Offering

On January 30, 2025, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its newly designated Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of up to $400.0 million. The Series B Preferred Shares are convertible at the option of the holder thereof into our common shares beginning on the first day of the month following the third anniversary of the date of original issuance of the shares to be converted if the 5-day volume weighted average price of our common shares on the NYSE ending on the trading day immediately preceding the date the holder delivers a duly completed conversion notice to the Company (such 5-day VWAP, the “Market Price”) represents a 15.0% premium to the estimated fair market NAV of the Company per common share as most recently published by the Company at the time of issuance of the applicable Series B Preferred Share (the “Minimum Market Price Trigger”). If the Minimum Market Price Trigger is satisfied, the Series B Preferred Shares will be convertible at a 6%, 10% or 12% discount to the Market Price beginning on the first day of the month following the third, fourth and fifth anniversary of the date of original issuance of the shares to be converted, respectively. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Shares are redeemable at the option of the holder at a redemption price per share equal to the stated value of $25.00 per share, plus all accrued but unpaid cash distributions and less certain redemption fees. After the first day of the first quarter following the second anniversary of the date of original issuance, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company’s agreement and declaration of trust and the statement of preferences setting forth the terms of the Series B Preferred Shares, at a redemption price per share equal to the stated value of $25.00 per share, plus any accrued but unpaid cash distributions. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of the Company’s common shares for so long as the common shares are listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Dealer Manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) Selling Commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering and (ii) a Dealer Manager Fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares as is described more fully in the agreements between such dealers and the Dealer Manager. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company’s registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of June 30, 2026, the Company has sold 1,881,675 shares of the Series B Preferred Shares for total gross proceeds of $46.1 million.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(5,131)	$7,151
Net cash provided by investing activities	25,345	34,860
Net cash used in financing activities	(20,084)	(42,041)
Net increase (decrease) in cash, cash equivalents and restricted cash	130	(30)
Cash, cash equivalents and restricted cash, beginning of period	51,407	48,901
Cash, cash equivalents and restricted cash, end of period	$51,537	$48,871

Cash flows from operating activities. During the six months ended June 30, 2026, net cash used in operating activities was $5.1 million, compared to net cash provided by operating activities of $7.2 million for the six months ended June 30, 2025. The change in cash flows from operating activities was mainly attributable to a decrease in revenues, unfavorable changes in operating assets and liabilities, and a decrease in distributions of earnings received from unconsolidated ventures, partially offset by a decrease in operating expenses, lower interest expense, and an increase in realized gains.

Cash flows from investing activities. During the six months ended June 30, 2026, net cash provided by investing activities was $25.3 million, compared to net cash provided by investing activities of $34.9 million for the six months ended June 30, 2025. The change in cash flows from investing activities was mainly attributable to a decrease in proceeds from asset redemptions and a decrease in proceeds from return of investment, partially offset by a decrease in cash used for purchases of investments.

Cash flows from financing activities. During the six months ended June 30, 2026, net cash used in financing activities was $20.1 million, compared to net cash used in financing activities of $42.0 million for the six months ended June 30, 2025. The change in cash flows from financing activities was mainly attributable to paydowns on mortgage debt and the repurchase of common shares, partially offset by mortgage proceeds received, proceeds from the issuance of Series B Preferred Shares, and paydowns of outstanding debt and lower interest rates.

Debt

Mortgage Debt

As of June 30, 2026, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $197.1 million at a weighted average interest rate of 7.18%. See Note 5 to our consolidated financial statements for additional information.

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

Revolving Credit Facility

On May 22, 2023, the Company entered into a revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million, and matures on November 21, 2026. The NexBank Revolver bears interest at one-month SOFR plus 3.50% and has two remaining six-month extension options. As of June 30, 2026, the NexBank Revolver had an outstanding balance of $8.8 million. As of June 30, 2026, the Company held $0.9 million in restricted cash in the interest reserve account.

Notes Payable, Freedom LHV

On August 2, 2024, the Company, through Freedom LHV, an indirect subsidiary of the Company, borrowed approximately $10.0 million from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. On June 26, 2026, Freedom LHV repaid the OSL note in full.

Mortgages Payable, Hospitality

On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A Loan and a $28.6 million Note B Loan with ACORE Capital Mortgage, LP. The Note A Loan bears interest at a variable rate equal to the 30-day SOFR plus 2.00% and is set to mature on February 8, 2027. The Note B Loan bears interest at a variable rate equal to the 30-day SOFR plus 6.46% and is set to mature on February 8, 2027. As of June 30, 2026, the Note A Loan and Note B Loan had an outstanding balance of $23.7 million and $11.4 million and effective interest rates of 5.65% and 10.11%, respectively.

On February 15, 2022, in connection with the acquisition of the Hyatt Place Park City and Bradenton Inn & Suites properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the “PC & B Loan”) with AREEIF Lender, LLC. On February 12, 2026, the PC & B Loan was paid in full and extinguished with proceeds from the OSL Loan.

On February 12, 2026, certain indirect subsidiaries of the Company entered into the OSL Loan with OSL, bearing interest at a fixed rate of 8.5% per annum and maturing on February 12, 2029, subject to certain extension rights. The OSL Loan was originally secured by mortgages on the Bradenton Hampton Inn & Suites and the Hyatt Place Park City, with allocated loan amounts of $25.3 million and $14.1 million, respectively. Following the sale of the Bradenton Hampton Inn & Suites property on March 24, 2026, the OSL Loan is secured solely by the Hyatt Place Park City property as of June 30, 2026, with an outstanding balance of $14.1 million.

The loan documents, including the guaranty, for the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants.

Convertible Notes, Hospitality

A subsidiary of the Company also assumed several convertible notes with affiliates of the NHT Adviser at the closing of the NHT Merger, including certain notes that are convertible as to both principal and interest at any time while the notes are outstanding and certain notes, the Fixed Rate Convertible Notes, that are convertible as to principal only during the five-year period following their respective issuance dates at fixed rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance). As of June 30, 2026, $38.0 million aggregate principal amount of the Fixed Rate Convertible Notes were convertible. No Fixed Rate Convertible Notes will remain convertible after September 30, 2027. As of June 30, 2026, the net carrying amount of the convertible notes due to affiliates of the former NHT Adviser was $52.6 million.

Promissory Notes Due to Affiliates

In connection with the NHT Merger, on April 17, 2025, several promissory notes with affiliates of the Company were issued due to a limitation on common shares issued to affiliates of the issuer by the NYSE. The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 17, 2027, with two one-year extension options. As of June 30, 2026, the carrying amount of the promissory notes due to affiliates was $0.8 million.

Obligations, Commitments and Investment Opportunities

The following table summarizes our contractual obligations and commitments as of June 30, 2026 for the next five calendar years subsequent to June 30, 2026.

	Payments Due by Period (in thousands)
	Total		2026	2027	2028	2029	2030	Thereafter
Property Level Debt
Principal payments	$210,334		$136,394	$48,425	$—	$14,140	$—	$11,375
Interest expense	14,924		6,185	3,208	2,402	1,341	1,201	587
Total	$225,258		$142,579	$51,633	$2,402	$15,481	$1,201	$11,962

Prime Brokerage Borrowing
Principal payments	$5,907		$—	$—	$—	$—	$—	$5,907	(1)
Interest expense	1,094		122	243	243	243	243	—	(1)
Total	$7,001		$122	$243	$243	$243	$243	$5,907

Series A Preferred Shares
Distribution payments	N/A	(2)	$4,620	$9,240	$9,240	$9,240	$9,240	N/A	(2)

Series B Preferred Shares
Distribution payments	N/A	(2)	$2,114	$4,227	$4,227	$4,227	$4,227	N/A	(2)

Credit Facility
Principal payments	$67,788		$8,830	$21,347	$—	$—	$—	$37,611
Interest expense	23,050		1,549	1,595	1,416	1,416	1,416	15,658
Total	$90,838		$10,379	$22,942	$1,416	$1,416	$1,416	$53,269

Total contractual obligations and commitments	$383,698		$159,814	$88,285	$17,528	$30,607	$16,327	$71,138

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

For the three and six months ended June 30, 2026, the Company expensed $2.9 million and $6.0 million, respectively, related to the Fees.

NHT Advisory Agreement

Prior to the closing of the NHT Merger on April 17, 2025, as consideration for the NHT Adviser’s services under the NHT Advisory Agreement, we paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value (as defined in the NHT Advisory Agreement). Pursuant to the terms of the NHT Advisory Agreement, NHT reimbursed the NHT Adviser for all documented Operating Expenses (as defined in the NHT Advisory Agreement) and offering expenses it incurred on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT will not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the “NHT Expense Cap”). The NHT Expense Cap did not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT’s ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended December 31, 2024, NHT incurred expenses subject to the NHT Expense Cap of $3.4 million. From January 1, 2025 through April 17, 2025, NHT incurred expenses subject to the NHT Expense Cap of $1.9 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025. As of June 30, 2026, there is a remaining payable of advisory fees pursuant to the NHT Advisory Agreement of $11.3 million.

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

As of June 30, 2026, the OP has not funded any amounts.

Income Taxes

I.
U.S. REIT Status

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual “REIT taxable income”, as defined by the Code, to shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $1.2 million associated with the TRSs for the six months ended June 30, 2026, which is largely driven by income from the Company’s preferred stock investments and investments in debt instruments not secured by mortgages on real property. The tax expense is increased due to the annual change in valuation allowance on a deferred tax asset of $0.1 million and income tax expense of $1.2 million for the six months ended June 30, 2026, that is recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss).

If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of June 30, 2026, we believe we are in compliance with all applicable REIT requirements.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of June 30, 2026 and to our knowledge, we have no examinations in progress and none are expected at this time.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of June 30, 2026. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2024, 2023 and 2022 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

The Company is a guarantor on dividend payments with respect to Series D Preferred Stock of NSP, which may be deemed an affiliate of the Adviser. As of June 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $16.0 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount. See Note 13 to our consolidated financial statements for additional information.

The Company is a guarantor the Citi Loan, with an aggregate principal amount of $750.0 million outstanding as of June 30, 2026, pursuant to the Citi Guaranty. See Note 13 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of its subsidiary's loans with an aggregate principal amount of $35.2 million as of June 30, 2026.See Note 12 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on with the OSL Loan, which has an aggregate principal amount of $14.1 million outstanding, as of June 30, 2026. See Note 12 to our consolidated financial statements for additional information.

The Company is a guarantor and an indemnitor on the Cityplace debt, with an aggregate principal amount of $136.4 million outstanding as of June 30, 2026. See Note 12 to our consolidated financial statements for additional information.

The Company is a guarantor on a loan made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $66.3 million outstanding as of June 30, 2026. See Note 13 to our consolidated financial statements for additional information.

The OP, together with Calida Holdings III, LP, is a guarantor and an indemnitor on two loans taken by the SPEs that own the Tivoli North Property. See Note 12 to our consolidated financial statements for additional information.

The Company is a guarantor and an indemnitor on the NexBank Revolver. See Note 12 to our consolidated financial statements for additional information.

Pursuant to the NSP DST Guaranty, the Company is a guarantor on the NSP DST Loan, a loan made to certain entities that are advised by an affiliate of the Adviser. See Note 12 to our consolidated financial statements for additional information.

The Company is a limited guarantor and indemnitor on a loan held by the SPE that owns Marriott Uptown. See Note 13 to our consolidated financial statements for additional information.

The Company, through one of its subsidiaries, is committed to fund up to $18.4 million of preferred units of AMS C-Store JV, LLC in connection with convenience store property developments across Texas, of which $2.1 million was unfunded as of June 30, 2026. See Note 13 to our consolidated financial statements for additional information.

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

Valuation of Level 3 Investments

As of June 30, 2026, approximately 42.9% of the total assets owned by the Company are comprised of Level 3 investments. The Company elected the fair-value option in accordance with FASB Accounting Standards Codification ("ASC") 825-10-10. On an annual basis, the Company hires independent third-party valuation firms to provide updated fair values for subsequent measurement absent a readily available market price. The valuation is determined using widely accepted valuation techniques. The necessary inputs for these valuations include a variety of valuation techniques and unobservable inputs. These inputs are subject to assumptions and estimates. As a result, the determination of fair value is uncertain because it involves subjective judgments and estimates that are unobservable. For the six months ended June 30, 2026, the unrealized (losses) related to the change in fair value of Level 3 investments is $17.9 million. See Note 8 to our consolidated financial statements, "Fair Value Financial Instruments", for further discussion of our valuation techniques and additional disclosures regarding Level 3 investments.

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

Impairment

Real estate assets held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The key inputs into our impairment analysis include, but are not limited to, the holding period, net operating income, and capitalization rates. In such cases, we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. The Company’s impairment analysis identifies and evaluates events or changes in circumstances that indicate the carrying amount of a real estate investment may not be recoverable, including determining the period the Company will hold the rental property, net operating income, and the estimated capitalization rate for each respective real estate investment. The Company did not record any impairment charges for any of the three and six months ended June 30, 2026 and 2025.

Held for Sale

The Company periodically classifies real estate assets as held for sale when certain criteria are met in accordance with U.S. GAAP. At that time, the Company presents the net real estate assets and the liabilities associated with the real estate held for sale separately in its consolidated balance sheet, and the Company ceases recording depreciation and amortization expense related to that property. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell. As of June 30, 2026 and December 31, 2025, there were no properties classified as held for sale. For the three and six months ended June 30, 2025, the Company recorded approximately zero and $1.8 million of losses on real estate held for sale, which are included in impairment loss on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On October 28, 2024, the Board authorized a share repurchase program through which the Company may repurchase an indeterminate number of common shares and Series A Preferred Shares at an aggregate market value of up to $20.0 million during a two-year period that is set to expire on October 28, 2026. We may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to NAV per share. During the six months ended June 30, 2026 the Company repurchased 624,920 of its common shares at a total cost of approximately $2.8 million, or $4.42 per share on average. Since the inception of the share repurchase program through June 30, 2026, the Company had repurchased 1,187,077 of its common shares at a total cost of approximately $4.7 million, or $3.92 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (in millions)
Beginning Total	1,077,594	$3.84	1,077,594	$15.9
April 1 – April 30	—	—	—	15.9
May 1 – May 31	—	—	—	15.9
June 1 – June 30	109,483	4.70	109,483	15.4
Total as of June 30, 2026	1,187,077	$3.92	1,187,077	$15.4

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*

Limited Consent and Sixteenth Omnibus Amendment Agreement, dated May 11, 2026, by and among CP Tower Owner, LLC, CP Land Owner, LLC, CP Equity Owner, LLC, CP Equity Land Owner, LLC, NexPoint Diversified Real Estate Trust, NexPoint Real Estate Partners, LLC and Delphi CRE Funding LLC, ACORE Credit IV CLO Issuer 2018-1, LLC.

10.2*

Participation Side Agreement, dated April 3, 2026, by and among NexPoint Real Estate Finance Operating Partnership, L.P., Highland Opportunities and Income Fund, NexPoint Diversified Real Estate Trust Operating Partnership, L.P., Highland Global Allocation Fund and NRESF REIT Sub II, LLC.

10.3	NexPoint Diversified Real Estate Trust 2026 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2026).

10.4*	Form of Restricted Share Units Agreement (Employee) for award agreements entered into under the Amended and Restated NexPoint Diversified Real Estate Trust 2023 Long Term Incentive Plan in April 2026

10.5*	Form of Restricted Share Units Agreement (Trustee) for award agreements entered into under the NexPoint Diversified Real Estate Trust 2026 Long Term Incentive Plan in June 2026 and after

10.6*	Form of Restricted Share Units Agreement (Employee) for award agreements entered into under the NexPoint Diversified Real Estate Trust 2026 Long Term Incentive Plan in June 2026 and after

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President	August 14, 2026
Jim Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Treasurer, and Assistant Secretary	August 14, 2026
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)