Form 10-Q
period 2026-09-30
NEXPOINT DIVERSIFIED REAL ESTATE TRUST
filed 2026-11-13
CIK 1356115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, the registrant had 51,259,859 common shares, par value $0.001 per share, outstanding.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Form 10-Q

Quarter Ended September 30, 2026

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. In particular, statements relating to our business and investment strategies, liquidity and capital resources, our performance and results of operations, estimated capital expenditures required to complete renovations, expectations regarding our ability to opportunistically sell certain assets and expectations on our ability to refinance and/or extend the maturity of outstanding debt as necessary contain forward-looking statements. Furthermore, all of the statements regarding future financial performance (including market conditions and demographics) are forward-looking statements. We caution investors that any forward-looking statements presented in this Quarterly Report are based on management's current beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "potential," "estimate," "project," "target," "should," "will," "would," "result," "goal," "could," "future," "continue," "if," the negative version of these words and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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
•
We may not replicate the historical results achieved by other entities managed or sponsored by affiliates of NexPoint Advisors, L.P. ("NexPoint" or our "Sponsor"), members of the NexPoint Real Estate Advisors X, L.P. (our "Adviser") management team or their affiliates;
•
We are dependent upon our Adviser and its affiliates to conduct our day-to-day operations; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer;
•
Our Adviser and its affiliates face conflicts of interest, including significant conflicts created by our Adviser's compensation arrangements with us, including compensation which may be required to be paid to our Adviser if our advisory agreement is terminated, which could result in decisions that are not in the best interests of our shareholders;
•
We pay substantial fees and expenses to our Adviser and its affiliates, which payments increase the risk that shareholders will not earn a profit on their investment;
•
If we fail to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes, cash available for distributions to be paid to our shareholders could decrease materially, which would limit our ability to make distributions to our shareholders; and
•
Any other risks included under Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 31, 2026.

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

iii

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Consolidated Real Estate Investments
Land	$61,160	$61,997
Buildings and improvements	292,753	317,395
Intangible lease assets	10,979	10,979
Construction in progress	25,111	21,237
Furniture, fixtures, and equipment	7,498	10,356
Right-of-use assets ($395 and $534 with related parties, respectively)	395	1,998
Total Gross Consolidated Real Estate Investments	397,896	423,962
Accumulated depreciation and amortization	(58,239)	(50,028)
Total Net Consolidated Real Estate Investments	339,657	373,934
Investments, at fair value ($401,254 and $421,746 with related parties, respectively)	527,694	568,610
Equity method investments ($0 and $700 with related parties, respectively)	17,172	33,788
Investments in DSTs ($33,559 and $33,559 with related parties, respectively)	33,559	33,559
Cash and cash equivalents	19,363	8,166
Restricted cash	39,489	43,241
Accounts receivable, net	2,473	2,868
Prepaid and other assets	8,699	8,557
Accrued interest and dividends	2,916	1,366
Interest rate caps	—	65
Deferred tax asset, net	2,427	498
Total Assets	$993,449	$1,074,652

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net ($13,981 and $10,000 with related parties, respectively)	$196,094	$224,995
Notes payable ($62,213 and $63,700 with related parties, respectively)	75,402	76,892
Prime brokerage borrowing	5,653	5,136
Accounts payable and other accrued liabilities	29,195	28,810
Income tax payable	94	273
Accrued real estate taxes payable	3,803	3,689
Accrued interest payable	12,357	10,627
Security deposit liability	422	403
Prepaid rents	393	437
Intangible lease liabilities, net	1,283	2,065
Lease liability ($407 and $546 with related parties, respectively)	407	546
Total Liabilities	325,103	353,873

Redeemable Series B Preferred Shares, $0.001 par value: 16,000,000 authorized; 2,584,320 and 911,003 shares issued, respectively, and 2,574,160 and 911,003 shares outstanding, respectively	57,444	20,379
Redeemable noncontrolling interests in the OP	270	309

Equity:
Series A Preferred Shares, $0.001 par value: 4,800,000 shares authorized; 3,359,593 and 3,359,593 shares issued and outstanding, respectively	3	3
Common shares, $0.001 par value: unlimited shares authorized; 52,237,312 and 50,132,605 shares issued, respectively, and 51,846,232 and 50,132,605 shares outstanding, respectively	52	50
Additional paid-in capital	1,070,856	1,062,114
Accumulated earnings (loss)	(458,209)	(362,076)
Common shares held in treasury at cost; 391,080 and 0 shares, respectively	(2,070)	—
Total Shareholders' Equity	610,632	700,091
TOTAL LIABILITIES AND EQUITY	$993,449	$1,074,652

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income ($70, $69, $211 and $207 with related parties, respectively)	$2,892	$1,616	$8,721	$8,974
Rooms	3,790	4,758	15,947	21,389
Food and beverage	327	553	1,700	2,192
Interest income ($297, $303, $844 and $1,223 with related parties, respectively)	2,719	2,443	8,777	6,840
Dividend income ($7,724, $7,630, $23,063 and $22,743 with related parties, respectively)	8,087	7,723	23,766	27,215
Other income	347	366	1,463	957
Total revenues	18,162	17,459	60,374	67,567

Expenses
Property operating expenses ($52, $52, $156, and $165 with related parties, respectively)	4,666	5,589	14,925	18,073
Property management fees ($223, $131, $647, and $494 with related parties, respectively)	331	303	1,125	1,209
Real estate taxes and insurance	1,484	1,314	4,546	4,728
Advisory and administrative fees	2,979	3,218	9,007	13,880
Property general and administrative expenses ($70, $69, $211, and $207 with related parties, respectively)	1,756	1,308	4,893	4,915
Corporate general and administrative expenses	2,972	5,198	9,122	9,145
Depreciation and amortization	3,621	3,858	10,834	11,795
Impairment loss	—	—	—	1,752
Total expenses	17,809	20,788	54,452	65,497

Operating income (loss)	353	(3,329)	5,922	2,070
Interest expense ($(618), $(540), $(2,207), and $(1,673) with related parties, respectively)	(5,194)	(6,903)	(16,194)	(20,816)
Equity in losses of unconsolidated ventures ($0, $20, $(419), and $226 with related parties, respectively)	(7,990)	(581)	(8,863)	(748)
Change in unrealized losses ($(25,999), $(2,647), $(28,475), and $(59,358) with related parties, respectively)	(40,757)	(2,505)	(49,550)	(77,464)
Realized gains ($0, $0, $0, and $3,462 with related parties, respectively)	5	6	150	4,987
Loss on extinguishment of debt and modification costs ($0, $0, $(210), and $0 with related parties, respectively)	—	—	(210)	—
Gain (loss) on sales of real estate	—	—	(2,784)	37
Net loss before income taxes	(53,583)	(13,312)	(71,529)	(91,934)
Income tax benefit (expense)	889	995	(394)	423
Net loss	(52,694)	(12,317)	(71,923)	(91,511)
Net income attributable to Series A Preferred Shareholders	(1,155)	(1,155)	(3,465)	(3,465)
Net income attributable to Series B Preferred Shareholders	(1,696)	(220)	(3,075)	(250)
Net loss attributable to noncontrolling interests in NHT	—	—	—	1,945
Net loss attributable to redeemable noncontrolling interests in the OP	23	5	32	25
Net loss attributable to common shareholders	$(55,522)	$(13,687)	$(78,431)	$(93,256)

Weighted average common shares outstanding - basic	52,673	47,436	51,513	45,324
Weighted average common shares outstanding - diluted	52,673	47,436	51,513	45,324

Loss per share - basic	$(1.05)	$(0.29)	$(1.52)	$(2.06)
Loss per share - diluted	$(1.05)	$(0.29)	$(1.52)	$(2.06)

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Series A Preferred Shares		Common Shares
Three Months Ended September 30, 2026	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Common Shares Held in Treasury at Cost	Total
Balances, June 30, 2026	3,359,593	$3	53,106,027	$53	$1,073,969	$(401,027)	$—	$672,998
Stock-based compensation expense	—	—	—	—	1,556	—	—	1,556
Net loss attributable to common shareholders	—	—	—	—	—	(55,522)	—	(55,522)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	—	1,155
Repurchases of common shares	—	—	(1,259,795)	—	—	—	(6,740)	(6,740)
Retirement of common shares held in treasury	—	—	—	(1)	(4,669)	—	4,670	—
Common shares distributions declared ($0.03 per share)	—	—	—	—	—	(1,660)	—	(1,660)
Series A Preferred distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, September 30, 2026	3,359,593	$3	51,846,232	$52	$1,070,856	$(458,209)	$(2,070)	$610,632

	Series A Preferred Shares		Common Shares
Nine Months Ended September 30, 2026	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Common Shares Held in Treasury at Cost	Total
Balances, December 31, 2025	3,359,593	$3	50,132,605	$50	$1,062,114	$(362,076)	$—	$700,091
Stock-based compensation expense	—	—	583,291	1	3,073	—	—	3,074
Shares issued to Adviser for admin and advisory fees	—	—	212,863	—	894	—	—	894
Net loss attributable to common shareholders	—	—	—	—	—	(78,431)	—	(78,431)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	3,465	—	3,465
Repurchases of common shares	—	—	(1,884,715)	—	—	—	(9,505)	(9,505)
Retirement of common shares held in treasury	—	—	—	(2)	(7,433)	—	7,435	—
Common shares distributions declared ($0.33 per share)	—	—	2,802,188	3	12,208	(17,702)	—	(5,491)
Series A Preferred distributions declared ($1.03125 per share)	—	—	—	—	—	(3,465)	—	(3,465)
Balances, September 30, 2026	3,359,593	$3	51,846,232	$52	$1,070,856	$(458,209)	$(2,070)	$610,632

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(Unaudited)

	Series A Preferred Shares		Common Shares
Three Months Ended September 30, 2025	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Common Shares Held in Treasury at Cost	Total
Balances, June 30, 2025	3,359,593	$3	47,421,929	$47	$1,048,828	$(296,170)	$—	$752,708
Stock-based compensation expense	—	—	—	—	1,107	—	—	1,107
Shares issued to Adviser for admin and advisory fees	—	—	380,591	—	1,426	—	—	1,426
Net loss attributable to common shareholders	—	—	—	—	—	(13,687)	—	(13,687)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	1,155	—	1,155
Repurchases of common shares	—	—	—	—	—	—	(800)	(800)
Retirement of common shares held in treasury	—	—	(185,477)	—	(800)	—	800	—
Common shares distributions declared ($0.15 per share)	—	—	1,403,366	2	5,679	(7,470)	—	(1,789)
Series A Preferred distributions declared ($0.34375 per share)	—	—	—	—	—	(1,155)	—	(1,155)
Balances, September 30, 2025	3,359,593	$3	49,020,409	$49	$1,056,240	$(317,327)	$—	$738,965

	Series A Preferred Shares		Common Shares
Nine Months Ended September 30, 2025	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Loss)	Noncontrolling Interests	Common Shares Held in Treasury at Cost	Total
Balances, December 31, 2024	3,359,593	$3	42,679,569	$43	$1,039,280	$(202,818)	$(2,970)		$833,538
Stock-based compensation expense	—	—	358,173	—	3,260	—	—	—	3,260
Shares issued to Adviser for admin and advisory fees	—	—	937,026	1	4,319	—	—	—	4,320
Net loss attributable to common shareholders	—	—	—	—	—	(93,256)	—	—	(93,256)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,945)	—	(1,945)
Net income attributable to Series A preferred shareholders	—	—	—	—	—	3,465	—	—	3,465
Repurchases of common shares	—	—	—	—	—	—	—	(800)	(800)
Retirement of common shares held in treasury	—	—	(185,477)	—	(800)	—	—	800	—
Common shares distributions declared ($0.45 per share)	—	—	4,146,525	4	16,315	(21,253)	—	—	(4,934)
Series A Preferred distributions declared ($1.03125 per share)	—	—	—	—	—	(3,465)	—	—	(3,465)
Acquisition of noncontrolling interests in NHT	—	—	1,084,593	1	(6,134)	—	4,915	—	(1,218)
Balances, September 30, 2025	3,359,593	$3	49,020,409	$49	$1,056,240	$(317,327)	$—	$—	$738,965

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(71,923)	$(91,511)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,834	11,795
Amortization of intangible lease assets and liabilities	(722)	(744)
Amortization of deferred financing costs	543	914
Amortization of fair value adjustment of assumed debt	1,092	1,296
Paid-in-kind interest and dividends ($(4,371) and $(4,278) with related parties, respectively)	(11,348)	(9,535)
Net cash received (paid) on derivative settlements	65	(77)
Proceeds from paid-in-kind interest and dividends ($383 and $518 with related parties, respectively)	393	528
Realized gains ($0 and $3,462 with related parties, respectively)	(150)	(4,987)
Net change in unrealized loss on investments held at fair value ($28,475 and $59,358 with related parties, respectively)	49,550	77,464
Unrealized (gain) loss on interest rate derivatives	—	(23)
Impairment loss	—	1,752
Equity in losses of unconsolidated ventures ($(419) and $226 with related parties, respectively)	8,863	748
Distributions of earnings from unconsolidated ventures	3,547	5,443
Stock-based compensation expense	4,024	3,605
Loss (gain) on sales of real estate	2,784	(37)
Loss on extinguishment of debt and modification costs	210	—
Equity security dividends reinvested ($(2,115) and $(1,979) with related parties, respectively)	(2,115)	(1,979)
Deferred tax benefit (expense)	(1,929)	12
Changes in operating assets and liabilities, net of effects of acquisitions:
Income tax payable	(179)	(171)
Real estate taxes payable	114	3,716
Operating assets	(1,570)	4,968
Operating liabilities	(1,412)	4,809
Net cash (used in) provided by operating activities	(9,329)	7,986

Cash flows from investing activities
Proceeds from asset redemptions ($2,109 and $21,368 with related parties, respectively)	9,479	21,415
Sale of consolidated real estate investment	26,197	28,306
Proceeds from return of investment	7,941	15,054
Purchases of investments ($(4,891) and $(12,108) with related parties, respectively)	(4,891)	(28,344)
Additions to consolidated real estate investments	(5,278)	(1,814)
Net cash provided by investing activities	33,448	34,617

Cash flows from financing activities
Mortgage proceeds received	50,765	705
Mortgage payments	(79,612)	(34,543)
Prime brokerage borrowing	1,798	5,476
Credit facilities payments	(2,625)	(12,774)
Prime brokerage payments	(1,281)	(746)
Deferred financing costs paid	(810)	(992)
Payments for taxes related to net share settlement of stock-based compensation	(931)	(345)
Proceeds from issuance of Series B Preferred Shares through public offering, net of redemptions and offering costs	37,066	10,834
Repurchase of common shares	(9,505)	(800)
Distributions paid to Series A Preferred Shareholders	(3,465)	(3,465)
Distributions paid to Series B Preferred Shareholders	(2,593)	(250)
Distributions paid to common shareholders	(5,474)	(4,438)
Distributions to redeemable noncontrolling interests in the OP	(7)	(6)
Net cash used in financing activities	(16,674)	(41,344)

Net increase in cash, cash equivalents and restricted cash	7,445	1,259
Cash, cash equivalents and restricted cash, beginning of period	51,407	48,901
Cash, cash equivalents and restricted cash, end of period	$58,852	$50,160

Supplemental Disclosure of Cash Flow Information
Interest paid	13,372	17,741
Income tax paid	1,650	1,300

Supplemental Disclosure of Non-cash Activities
Non-cash distribution payment, paid in common shares	12,211	16,319
Non-cash advisory fee payment, paid in common shares	894	4,320
(Decrease) increase in dividends payable upon vesting of restricted share units	17	496
Notes payable assumed in acquisition of NexPoint Hospitality Trust	—	784
Change to additional paid-in capital from the merger of NexPoint Hospitality Trust	—	(6,058)
Redeemable noncontrolling interest in the OP from the acquisition of NexPoint Hospitality Trust	—	359
Noncontrolling interests extinguished in merger of NexPoint Hospitality Trust	—	4,915
Change in capitalized construction costs included in accounts payable and other accrued liabilities	—	25

See Notes to Consolidated Financial Statements

NEXPOINT DIVERSIFIED REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

NexPoint Diversified Real Estate Trust (the "Company", "we", "us", or "our") was formed in Delaware and has elected to be taxed as a real estate investment trust (a "REIT"). Substantially all of the Company’s business is conducted through NexPoint Diversified Real Estate Trust Operating Partnership, L.P. (the "OP"), the Company’s operating partnership. The Company conducts its business (the "Portfolio") through the OP and its wholly owned taxable REIT subsidiaries ("TRSs"). The Company's wholly owned subsidiary, NexPoint Diversified Real Estate Trust OP GP, LLC (the "OP GP"), is the sole general partner of the OP. As of September 30, 2026, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company.

The Company is externally managed by NexPoint Real Estate Advisors X, L.P. (the "Adviser"), through an agreement dated July 1, 2022, amended on October 25, 2022, April 11, 2023, July 22, 2024 and September 19, 2025 (the "Advisory Agreement"), by and among the Company and the Adviser for a term that will expire on July 1, 2027 and will automatically renew for successive one-year terms thereafter unless earlier terminated. The Adviser manages the day-to-day operations of the Company and provides investment management services. The Company had no employees as of September 30, 2026. All of the Company’s investment decisions are made by the Adviser, subject to general oversight by the Adviser’s investment committee and our board of trustees (the "Board"). The Adviser is wholly owned by NexPoint Advisors, L.P. (the "Sponsor" or "NexPoint").

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

Income Taxes

U.S. REIT Status

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute annually at least 90% of its "REIT taxable income," as defined by the Code, to its shareholders. As a REIT, the Company will be subject to federal income tax on its undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions it pays with respect to any calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its capital gain net income and (3) 100% of its undistributed income from prior years. The Company intends to operate in such a manner so as to qualify as a REIT, but no assurance can be given that the Company will operate in a manner so as to qualify as a REIT. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes.

If the Company fails to meet these requirements, it could be subject to federal income tax on all of the Company’s taxable income at regular corporate rates for that year. The Company would not be able to deduct distributions paid to shareholders in any year in which it fails to qualify as a REIT. Additionally, the Company will also be disqualified from electing to be taxed as a REIT for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. As of September 30, 2026, the Company believes it is in compliance with all applicable REIT requirements.

As a REIT for U.S. federal income tax purposes, the Company may deduct earnings distributed to shareholders against the income generated by our REIT operations. The Company continues to be subject to income taxes on the income of its taxable REIT subsidiaries. A reconciliation of the deferred tax asset (liability) for the periods indicated is as follows (in thousands):

	As of September 30,				As of December 31,
	2026				2025
	NHF TRS	NREO TRS	NHT TRSs	Combined	NHF TRS	NREO TRS	NHT TRSs	Combined
Deferred Tax Assets	$15,199	$—	$6,003	$21,202	$13,913	$583	$5,050	$19,546
Valuation Allowance	(12,772)	—	(6,003)	(18,775)	(11,486)	—	(5,050)	(16,536)
Deferred Tax Liability	—	—	—	—	—	(2,512)	—	(2,512)
Deferred Tax Asset (Liability), net of Valuation Allowance	$2,427	$—	$—	$2,427	$2,427	$(1,929)	$—	$498

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Our effective tax rates for the three and nine months ended September 30, 2026 were 1.66% and (0.55)%, respectively. Our effective tax rates for the three and nine months ended September 30, 2025 were 7.47% and 0.46%, respectively. Our effective tax rate differs from the U.S. federal statutory corporate tax rate of 21.0% primarily due to our REIT operations generally not being subject to federal income taxes.

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

The Company had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2026 and 2025. The Company and its subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2025, 2024 and 2023 tax years remain open to examination by tax jurisdictions to which the Company and its subsidiaries are subject. When applicable, the Company recognizes interest and/or penalties related to uncertain tax positions on its Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has not recorded any uncertain tax positions for the nine months ended September 30, 2026.

The following table is a reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective rate for the nine months ended September 30, 2026 and 2025. Income tax expense (benefit) for the nine months ended September 30, 2026 and 2025 differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes as a result of the following (in thousands, except percentages):

	For the Nine Months Ended September 30,
	2026		2025
Expected tax at U.S. federal statutory income tax rate	$(15,021)	21.0%	$(19,306)	21.0%
Non-taxable REIT income	17,654	(24.7%)	25,472	(27.7%)
Change in valuation allowance	(2,239)	3.1%	(6,589)	7.2%
Total expense (benefit)	$394	(0.6%)	$(423)	0.5%

3. Investments in Real Estate Subsidiaries

The Company conducts its operations through the OP which owns several real estate properties through single asset limited liability companies that are special purpose entities ("SPEs"). The Company consolidates the SPEs that it controls as well as any variable interest entities ("VIEs") where it is the primary beneficiary. All of the properties the SPEs own are consolidated in the Company’s consolidated financial statements. The assets of each entity can only be used to settle obligations of that particular entity, and the creditors of each entity have no recourse to the assets of other entities or the Company.

As of September 30, 2026, the Company, through the OP, owned seven properties through SPEs, including four in the Diversified segment, and three in the Hospitality segment. The following table represents the Company’s ownership in each property by virtue of its consolidation of the SPEs that directly own the title to each property as of September 30, 2026 and December 31, 2025:

					Effective Ownership Percentage at
Property Name		Location	Year Acquired		September 30, 2026		December 31, 2025
White Rock Center		Dallas, Texas	2013		100%		100%
5916 W Loop 289		Lubbock, Texas	2013		100%		100%
Cityplace		Dallas, Texas	2018		100%		100%
NexPoint Dominion Land, LLC	(1)	Plano, Texas	2022		100%		100%
Dallas Hilton Garden Inn		Dallas, Texas	2014	(2)	100%		100%
St. Petersburg Marriott		St. Petersburg, Florida	2018	(2)	100%		100%
Hyatt Place Park City		Park City, Utah	2022	(2)	100%		100%
Bradenton Hampton Inn & Suites		Bradenton, Florida	2022	(2)	0%	(3)	100%

(1)
NexPoint Dominion Land, LLC owns 100% of 21.5 acres of undeveloped land in Plano, Texas.
(2)
Reflects the date NexPoint Hospitality Trust ("NHT") or its predecessor acquired the property.
(3)
Property was sold during the nine months ended September 30, 2026.

4. Consolidated Real Estate Investments

As of September 30, 2026, the major components of the Company’s investments in real estate held by SPEs the Company consolidates, which are included in "Consolidated Real Estate Investments" on the Consolidated Balance Sheet, were as follows (in thousands):

Real Estate Investments	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Liabilities	Right of Use Assets	Construction in Progress	Furniture, Fixtures, and Equipment	Totals
White Rock Center	$1,315	$10,775	$1,921	$(101)	$—	$20	$13	$13,943
5916 W Loop 289	851	2,594	—	—	—	—	—	3,445
Cityplace	18,812	195,429	9,058	(6,669)	—	19,326	379	236,335
NexPoint Dominion Land, LLC	26,500	—	—	—	—	—	—	26,500
Dallas Hilton Garden Inn	4,116	24,837	—	—	—	1,617	1,587	32,157
St. Petersburg Marriott	5,829	37,937	—	—	—	4,024	2,352	50,142
Hyatt Place Park City	3,737	21,181	—	—	—	124	3,167	28,209
HUB Research Triangle Park	—	—	—	—	395	—	—	395
	61,160	292,753	10,979	(6,770)	395	25,111	7,498	391,126
Accumulated depreciation and amortization	—	(45,522)	(9,782)	5,487	—	—	(2,935)	(52,752)
Total Operating Properties	$61,160	$247,231	$1,197	$(1,283)	$395	$25,111	$4,563	$338,374

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

Depreciation expense was $3.3 million and $9.9 million for the three and nine months ended September 30, 2026 and $3.5 million and $10.5 million for the three and nine months ended September 30, 2025. Amortization expense related to the Company’s intangible lease assets was $0.2 million and $0.6 million for the three and nine months ended September 30, 2026 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2025. Amortization expense related to the

Company's intangible lease liabilities was $0.3 million and $0.8 million for the three and nine months ended September 30, 2026 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2025. Net amortization of above- and below-market lease intangibles, which increased rental income, was $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.

Acquisitions

There were no acquisitions by the Company during the nine months ended September 30, 2026 and 2025.

Dispositions

The Company sold one property during the nine months ended September 30, 2026 as detailed in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
Bradenton Hampton Inn & Suites	Bradenton, Florida	March 24, 2026	$26,300	$26,197	$(2,784)

The Company sold three properties during the nine months ended September 30, 2025, as detailed in the table below (in thousands):

Property Name	Location	Date of Sale	Sales Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
Plano Homewood Suites	Plano, Texas	January 24, 2025	$8,300	$8,154	$11
Addison Property	Addison, Texas	April 18, 2025	$6,400	$6,308	$(88)
Las Colinas Homewood Suites	Las Colinas, Texas	April 8, 2025	$14,000	$13,844	$114

5. Debt

The following table contains summary information of the Company’s debt as of September 30, 2026 and December 31, 2025 (dollars in thousands):

			Outstanding principal as of
Description		Type	September 30, 2026	December 31, 2025	Interest Rate	Maturity Date (7)
Mortgages Payable
Cityplace Note A-1	(1)	Floating	$96,495	$97,755	6.13%	2/8/2027
Cityplace Note A-2	(1)	Floating	12,147	12,306	6.13%	2/8/2027
Cityplace Note B-1	(1)	Floating	21,108	21,384	10.13%	2/8/2027
Cityplace Note B-2	(1)	Floating	2,657	2,692	10.13%	2/8/2027
Cityplace Mezz Note-1	(1)	Floating	3,015	3,055	10.13%	2/8/2027
Cityplace Mezz Note-2	(1)	Floating	380	385	10.13%	2/8/2027
NHT - Note A	(2)	Floating	23,743	26,381	5.65%	2/8/2027
NHT - Note B	(2)	Floating	11,432	12,702	10.11%	2/8/2027
OSL Loan	(3)	Fixed	14,140	—	8.50%	2/12/2029
NHT - PC & B Loan	(3)	Floating	—	38,580	—	—
White Rock Center Note	(4)	Floating	11,375	10,000	6.99%	6/26/2031
Notes Payable
Dominion Note		Floating	13,250	13,250	7.00%	8/8/2027
NexBank Revolver	(5)	Floating	8,370	10,994	7.26%	11/21/2026
Convertible Notes Due to Affiliates		Fixed	58,111	58,111	2.25% - 7.50%	2/14/2027 - 9/30/2042
Promissory Notes Due to Affiliates		Fixed	863	817	7.33%	4/17/2027
Prime Brokerage Borrowing
Jefferies Line of Credit		Floating	5,653	5,136	4.38%	N/A (8)
Total Debt			$282,739	$313,548
Fair market value adjustment, net of accumulated amortization	(6)		(5,130)	(6,222)
Deferred financing costs			(460)	(303)
			$277,149	$307,023

(1)
This debt is secured by the following property: Cityplace.
(2)
This debt is secured by the following properties: Dallas Hilton Garden Inn and the St. Petersburg Marriott.
(3)
As of December 31, 2025, this debt was secured by the following properties: Hyatt Place Park City and Bradenton Hampton Inn & Suites. As of September 30, 2026, following the sale of the Bradenton Hampton Inn & Suites on March 24, 2026, this debt is secured by the following property: Hyatt Place Park City.
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

Cityplace Debt

The Company has debt on Cityplace pursuant to a Loan Agreement, originally dated August 15, 2018 and subsequently amended (the "Loan Agreement"). The debt is limited recourse to the Company and encumbers the property. Effective as of November 8, 2026, the lender agreed to defer the maturity to February 8, 2027. Management is currently engaged in discussions with the lender regarding the further extension of the maturity date of the Cityplace debt. Management can give no assurance that the lender will agree to such an extension.

Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Management is evaluating multiple options to fund the repayment of the $135.8 million principal balance outstanding as of September 30, 2026, including refinancing the debt, securing additional equity or debt financing, selling a portion of the portfolio, or any combination thereof. Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued.

The weighted average interest rate of the Company’s debt related to its Cityplace investment was 6.93% as of September 30, 2026 and 6.95% as of December 31, 2025.

The Loan Agreement contains customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events. As of September 30, 2026, the Company believes it is in compliance with all such covenants.

White Rock Center Debt

On August 2, 2024, the Company, through Freedom LHV, LLC ("Freedom LHV"), an indirect subsidiary of the Company, borrowed approximately $10.0 million from The Ohio State Life Insurance Company ("OSL"). On June 26, 2026, Freedom LHV entered into a loan agreement with Vista Bank ("Vista"), pursuant to which Vista made a loan to Freedom LHV in the principal amount of $11.4 million (the "Vista Loan"). The proceeds of the Vista Loan were used to repay in full the loan provided by OSL. The Vista Loan bears interest at a variable rate based on one-month Term Secured Overnight Financing Rate ("SOFR"), has an initial maturity date of June 26, 2031 and is secured by certain real property held by Freedom LHV.

Dominion Note

On August 9, 2022, the Company borrowed approximately $13.3 million from the seller, Gabriel Legacy, LLC to finance its acquisition of 21.5 acres of land in Plano, Texas held through NexPoint Dominion Land, LLC, a wholly owned subsidiary of the OP. The note (the "Dominion Note") bears interest at an annual rate equal to the Wall Street Journal Prime Rate and initially matured on August 8, 2025, with two one-year extension options. On August 8, 2025, the Company elected to use one of the one-year extensions under the Dominion Note to extend the maturity date to August 8, 2026. Effective August 8, 2026, the Company elected to use the second one-year extension option to extend the maturity date to August 8, 2027.

Mortgages Payable, Hospitality

On February 28, 2019, a subsidiary of the Company entered into a borrowing arrangement for a $59.4 million Note A loan (the "Note A Loan") and a $28.6 million Note B loan (the "Note B Loan") with ACORE Capital Mortgage, LP. The Note A Loan and Note B Loan are secured by the Dallas Hilton Garden Inn and the St. Petersburg Marriott. The Note A Loan and Note B Loan are each set to mature on February 8, 2027. Management recognizes that finding an alternative source of funding is necessary to repay the debt by the maturity date. Should management be unable to complete any of these options, management has the contractual right to surrender the property to the lender in lieu of repayment. If the Company were to surrender the property to the lender, management believes that its remaining liquidity is sufficient for it to satisfy its remaining obligations for a period of one year from the date these financial statements are issued. The Note A Loan and Note B Loan principal amounts reflected their fair values on the date of the NHT Acquisition (as defined below). For the nine months ended September 30, 2026, the Company paid $1.1 million and $0.9 million in interest on the Note A Loan and the Note B Loan, respectively.

On February 15, 2022, in connection with the acquisition of the Hyatt Place Park City and Bradenton Hampton Inn & Suites properties, the Company, through its subsidiaries entered into a borrowing arrangement for a $39.3 million loan (the "PC & B Loan") with AREEIF Lender, LLC. On February 12, 2026, the PC & B Loan was repaid in full and extinguished with proceeds from the OSL Loan (as defined below). No amounts remain outstanding under the PC & B Loan as of September 30, 2026.

On February 12, 2026, certain indirect subsidiaries of the Company (the "NHT Borrowers") entered into a Loan Agreement with OSL, pursuant to which OSL made a loan to the NHT Borrowers in the principal amount of $39,390,000 (the "OSL Loan"), bearing interest at a fixed rate of 8.5% per annum with an initial maturity date of February 12, 2029, subject to certain extension rights. The OSL Loan was initially secured by mortgages on two hotel properties: (i) the Bradenton Hampton Inn & Suites, with an allocated loan amount of $25.3 million, and (ii) Hyatt Place Park City, with an allocated loan amount of $14.1 million. The proceeds of the OSL Loan were used to repay in full and extinguish the PC & B Loan. In connection with the OSL Loan, the OP entered into a non-recourse carve-out guaranty for the benefit of OSL (the "OSL Guaranty"), pursuant to which the OP agreed to guarantee certain obligations of the NHT Borrowers. Generally, the guarantor's liability is limited to losses, damages, costs and expenses arising from specified "bad acts." The OSL Guaranty becomes a full recourse guaranty, covering up to the outstanding principal balance plus accrued interest and other amounts, upon the occurrence of certain triggering events.

On March 24, 2026, the Company, through its indirect subsidiary, entered into a Membership Interest Purchase Agreement pursuant to which it agreed to sell 100% of the membership interests in the entity that owned the Bradenton Hampton Inn & Suites property to OSL Bradenton Downtown, LLC. The sale closed on March 24, 2026 for total consideration of $26.3 million. In connection with the sale, the $25.3 million allocated portion of the OSL Loan attributable to the Bradenton Hampton Inn & Suites property was repaid in full. As of September 30, 2026, the outstanding balance of the OSL Loan was $14.1 million, secured solely by the Hyatt Place Park City property. For the nine months ended September 30, 2026, the Company incurred interest expense of $1.0 million on the OSL Loan.

The loan documents contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants. As of September 30, 2026, the Company believes it is in compliance with all debt covenants.

Notes Payable, Hospitality

On April 10, 2024, NexPoint Real Estate Partners, LLC ("NREP"), an entity advised by an affiliate of the Adviser, and Highland Capital Management, L.P. ("Highland"), a third party, entered into a Purchase Agreement ("Purchase Agreement") whereby Highland agreed to sell, among other things, 2,176,257 units (the "NHT Units") of NHT to NREP. NREP’s purchase of the NHT Units was funded in part by $0.8 million of cash provided by the Company to NREP. On April 19, 2024, the Company, NexPoint Real Estate Opportunities, LLC ("NREO"), a wholly owned subsidiary of the Company, and NREP entered into an Assignment of Interests Agreement whereby NREP assigned to NREO its right to purchase the NHT Units, and all voting, consent and financial rights associated with ownership thereof, under the Purchase Agreement (the "NHT Acquisition"). As a result, upon the closing of the NHT Acquisition, the Company owned 53.65% of the outstanding NHT Units and was determined to hold the controlling financial interest in NHT and thereafter consolidated NHT. On April 17, 2025, the Company took NHT private in a merger transaction (the "NHT Merger"), acquiring all remaining NHT Units which were not previously owned by the Company and fully consolidating the Hospitality portfolio under the Company’s sole ownership.

Prior to the NHT Merger, NHT and certain of its subsidiaries also entered into several convertible notes with affiliates of NexPoint Real Estate Advisors VI, L.P. (the "NHT Adviser"). In connection with the closing of the NHT Merger on April 17, 2025, the notes were amended and restated and the obligations thereunder were assumed by NXDT Hospitality Holdco, LLC ("Hospitality Holdco"), a wholly-owned subsidiary of the Company. Certain of the notes, representing an aggregate principal amount of $0.1 million, provide the holders with the right to convert both outstanding principal and accrued interest into membership interest units of Hospitality Holdco (the "Hospitality Holdco Units") at any time while the notes remain outstanding based on the fair market price of the Hospitality Holdco Units at the time of conversion. Notes issued to affiliates with an initial aggregate principal balance of $13.3 million that were previously convertible into Hospitality Holdco Units were amended to remove the conversion feature on March 4, 2025. A portion of the notes representing an initial aggregate principal amount of $44.2 million (the "Fixed Rate Convertible Notes") are convertible as to principal only into Hospitality Holdco Units, at fixed conversion prices ranging from $1.44 to $2.50, during the five-year period following their respective issuance dates. As of September 30, 2026, $33.0 million aggregate principal amount of the Fixed Rate Convertible Notes were convertible. No Fixed Rate Convertible Notes will remain convertible after September 30, 2027. The relative fair value of the convertible notes did not reflect the outstanding principal on the date of the NHT Acquisition. The difference between the fair value and the principal amount of debt is amortized into interest expense over the remaining term. As of September 30, 2026, the net carrying amount of the convertible notes due to affiliates of the NHT Adviser was $53.0 million.

Promissory Notes Payable to Affiliates

In connection with the NHT Merger, on April 17, 2025, several promissory notes were issued to certain affiliates of the Company due to a limitation on common shares issued to affiliates of the issuer by the New York Stock Exchange ("NYSE"). The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 17, 2027, with two one-year extension options. As of September 30, 2026, the carrying amount of the promissory notes due to affiliates under the notes was $0.9 million.

Revolving Credit Facility

On May 22, 2023, the Company entered into a revolving credit facility (the "NexBank Revolver") with NexBank, in the initial principal balance of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum of $50.0 million. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. On November 21, 2025, the Company elected to extend the maturity by six months to May 21, 2026. On May 21, 2026, the Company elected to extend the maturity by six months to November 21, 2026. The Company intends to exercise its option to extend the maturity date by an additional six months before November 21, 2026.

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

Prime Brokerage Borrowing

Effective July 2, 2022, the Company entered into a prime brokerage account with Jefferies to hold securities owned by the Company (the "Prime Brokerage"). The Company from time to time borrows against the value of these securities. As of September 30, 2026, the Company had a margin balance of approximately $5.7 million outstanding with Jefferies bearing interest at the Overnight Bank Funding Rate plus 0.50%. Securities with a fair value of approximately $19.6 million are pledged as collateral against this margin balance. This arrangement has no stated maturity date. Due to the short-term nature of the debt, the fair value of the debt is approximately the outstanding balance.

Schedule of Debt Maturities

The aggregate scheduled maturities, including amortizing principal payments, of total debt for the next five calendar years subsequent to September 30, 2026, are as follows (in thousands):

	Credit Facilities	Mortgages Payable	Notes Payable	Prime Brokerage Borrowing	Total
2026	$8,370	$—	$—	$—	$8,370
2027	—	170,977	34,613	—	205,590
2028	—	—	—	—	—
2029	—	14,140	—	—	14,140
2030	—	—	—	—	—
Thereafter	—	11,375	37,611	5,653	54,639
Total	$8,370	$196,492	$72,224	$5,653	$282,739

6. Variable Interest Entities

As of September 30, 2026, and December 31, 2025, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments:

				Percentage Ownership as of		Relationship as of
Entities	Instrument	Asset Type		September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Unconsolidated Entities:
NexPoint Storage Partners, Inc.	Common stock	Self-storage		55.7%	53.0%	VIE	VIE
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage		33.7%	33.8%	VIE	VIE
Las Vegas Land Owner, LLC	LLC interest	Multifamily		75.0%	77.0%	VIE	VOE
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft		16.4%	16.4%	VIE	VIE
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily		50.0%	50.0%	VIE	VIE
Life Sciences II DST	DST investment	Life science		25.8%	25.8%	VIE	VIE
Semiconductor DST	DST investment	Industrial		19.2%	19.2%	VIE	VIE
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	(1)	0.0%	20.9%	VIE	VIE
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage		12.9%	12.9%	VIE	VIE
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental		12.1%	12.3%	VIE	VIE
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental		28.0%	28.0%	VIE	VIE
IQHQ Holdings, LP	LP interest	Life science		0.9%	0.9%	VIE	VIE
NexAnnuity Holdings, Inc.	Preferred Shares	Annuities	(2)	100%	100%	VIE	VIE
AMS C-Store JV, LLC	Preferred Shares	Retail	(3)	100%	100%	VIE	VIE

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

Consolidated VIEs

The Company did not have any consolidated VIEs as of September 30, 2026 and December 31, 2025.

7. Equity Method Investments

Below is a summary of the Company’s equity method investments as of September 30, 2026 (dollars in thousands):

Investee Name	Instrument	Asset Type	Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$7,420	$(9,590)	$17,010	$(895)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	(8,365)	222	(8,587)	11
Las Vegas Land Owner, LLC	LLC interest	Multifamily	75.0%	(4)	9,752	9,752	—	(760)
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(5)	—	—	—	(6,993)
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	0.0%		—	—	—	(226)
					$8,807	$384	$8,423	$(8,863)

Below is a summary of the Company's investments as of September 30, 2026 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	12.9%	(6)	$62,341
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	15.7%	(6)	45,819
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(7)	—
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	12.1%	(6)	95,735
NexPoint Storage Partners, Inc.	Common stock	Self-storage	55.7%	(3)	53,502
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	33.7%		33,924
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	28.0%		17,601
LLV Holdco, LLC	LLC interest	Land	26.8%		2,029
AMS C-Store JV, LLC	Preferred stock	Retail	100.0%	(8)	13,726
					$324,677

Below is a summary of the Company’s equity method investments as of December 31, 2025 (dollars in thousands):

Investee Name	Instrument	Asset Type	Percentage Ownership		Investment Basis	Share of Investee's Net Assets (1)	Basis Difference (2)	Share of Earnings (Loss)
Sandstone Pasadena Apartments, LLC	LLC interest	Multifamily	50.0%		$8,114	$(9,590)	$17,704	$(1,741)
AM Uptown Hotel, LLC	LLC interest	Hospitality	60.0%	(3)	(4,631)	339	(4,970)	57
Las Vegas Land Owner, LLC	LLC interest	Land	77.0%	(4)	12,324	12,324	—	3
Perilune Aero Equity Holdings One, LLC	LLC interest	Aircraft	16.4%	(5)	12,650	11,756	894	100
Capital Acquisitions Partners, LLC	LLC interest	Multifamily	20.9%		700	1,717	(1,017)	292
					$29,157	$16,546	$12,611	$(1,289)

Below is a summary of the Company's investments as of December 31, 2025 that qualify for equity method accounting for which the Company has elected to account for using the fair value option. Amounts are included in "Investments, at fair value" on the Consolidated Balance Sheets.

Investee Name	Instrument	Asset Type	Percentage Ownership		Fair Value
NexPoint Real Estate Finance Operating Partnership, L.P.	LP interest	Mortgage	12.9%	(6)	$56,557
NexPoint Real Estate Finance, Inc.	Common stock	Mortgage	15.9%	(6)	41,568
Claymore Holdings, LLC	LLC interest	N/A	50.0%	(7)	—
VineBrook Homes Operating Partnership, L.P.	LP interest	Single-family rental	12.3%	(6)	118,599
NexPoint Storage Partners, Inc.	Common stock	Self-storage	53.0%	(3)	51,673
NexPoint Storage Partners Operating Company, LLC	LLC interest	Self-storage	33.8%		34,470
NexPoint SFR Operating Partnership, L.P.	LP interest	Single-family rental	28.0%		28,573
LLV Holdco, LLC	LLC interest	Land	26.8%		1,598
AMS C-Store JV, LLC	Preferred stock	Retail	100.0%	(8)	18,420
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
(4)
The Company owns 100% of Las Vegas Land Owner, LLC ("LVLO"). As of December 31, 2025, LVLO held an undivided 77% interest in an 8.5-acre tract of land (the "Tivoli North Property"), as a tenant in common. The Company shared control through the tenancy in common arrangement and, as such, accounted for this investment using the equity method. Following a reorganization in the second quarter of 2026, the Tivoli North Property is owned by Tivoli North Apartment Venture, LLC (the "Tivoli North Venture") and as of September 30, 2026, LVLO holds 75% of the common membership interests of the Tivoli North Venture but is not the manager of the Tivoli North Venture. The Company accounts for this investment using the equity method as it has significant influence but is not deemed by the Company to be the primary beneficiary (for a VIE) and as such, accounts for the investee using the equity method.
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
(7)
The Company has a 50% non-controlling interest in Claymore Holdings, LLC ("Claymore"). The Company has determined it is not the primary beneficiary and does not consolidate this entity.
(8)
The Company owns 100% of the preferred units in AMS C-Store JV, LLC, but is not deemed to be the primary beneficiary and does not have a controlling financial interest of the investee and as such, accounts for the investee using the equity method.

Marriott Uptown Basis

As of September 30, 2026, the Company held an equity method investment in AM Uptown Hotel, LLC ("Marriott Uptown"). The Company accounts for this investment under the equity method of accounting, as it has the ability to exercise significant influence over operating and financial policies.

During 2025, the Company received cash distributions that exceeded the Company's equity method investment balance. Because the Company has continuing obligations to Marriott Uptown, including a guarantee of certain recourse carve-outs, commonly referred to as "bad boy" guarantees, the excess of distributions over the carrying value of the investment was not recognized as a gain. Instead, the Company recorded a liability, which is presented within "Accounts payable and other accrued liabilities" on the Consolidated Balance Sheets.

The Company will continue to evaluate the investment for indications of other-than-temporary impairment and will assess whether its obligations under the guarantee require recognition of additional liabilities.

Perilune Liquidation

During 2026, Perilune Aero Equity Holdings One, LLC ("Perilune") sold its two aircraft and commenced winding down. In September 2026, the Company received a liquidating distribution of approximately $5.7 million and wrote off its remaining carrying amount of approximately $7.0 million, which is included in Share of Earnings (Loss) in the table above. Based on facts and circumstances available in prior periods, the Company had not identified an other-than-temporary impairment. During the third quarter of 2026, liquidation activities and updated recovery expectations indicated that the carrying value was no longer recoverable, resulting in recognition of the impairment and related loss. The Company's share of Perilune’s loss for the nine months ended September 30, 2026 was $7.0 million. The Company's carrying value in Perilune was established at its fair value of $10.3 million as of July 1, 2022, the date the Company ceased to be an investment company, which exceeded the Company's original cost of $5.0 million. Perilune’s manager has withheld a reserve for residual obligations, and any amounts the Company subsequently receives will be recognized when received.

Significant Equity Method Investments

For its interim reporting, the Company assesses and presents summarized financial information for its significant equity method investments in accordance with Rule 8-03(b)(3) of Regulation S-X. The Company reports the financial information on a three-month lag, to align with the availability of investee financials. VineBrook Homes Trust, Inc. ("VineBrook") and NexPoint Storage Partners, Inc. ("NSP") do not prepare standalone financials for their operating companies as all operations and investments are owned through their operating companies and are consolidated by the corporate entities.

The table below presents the summarized statement of operations for the six months ended June 30, 2026 for the Company's significant equity method investments (dollars in thousands):

VineBrook
Revenues
Rental income	$153,476
Net interest income	—
Other income	15,278
Total revenues	$168,754

Expenses
Total expenses	$258,898

Gain (loss) on sales and impairment of real estate	5,611
Other income (expense)	(15)
Total comprehensive income (loss)	$(84,548)

The table below presents the summarized statement of operations for the six months ended June 30, 2025 for the Company's significant equity method investments (dollars in thousands):

	VineBrook	NSP
Revenues
Rental income	$181,224	$60,026
Net interest income	—	650
Other income	5,741	2,661
Total revenues	$186,965	$63,337

Expenses
Total expenses	$298,470	$53,608

Gain (loss) on sales and impairment of real estate	2,381	—
Other income (expense)	9	(36,965)
Unrealized gain (loss) on derivatives	—	—
Total comprehensive income (loss)	$(109,115)	$(27,236)

8. Fair Value of Financial Instruments

The table below summarizes the Company's assets within the valuation hierarchy carried at fair value on a recurring basis as of September 30, 2026 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$40	$—	$40
Common stock	58,028	—	104,209	162,237
Convertible notes	—	—	11,994	11,994
LLC interest	—	—	49,679	49,679
LP interest	—	62,341	113,336	175,677
Preferred Shares	—	—	75,509	75,509
Rights and warrants	—	—	4	4
Senior loan	—	46	52,508	52,554
	$58,028	$62,427	$407,239	$527,694

The table below summarizes the Company's assets within the valuation hierarchy carried at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Bond	$—	$54	$—	$54
Common stock	57,278	—	120,690	177,968
Convertible notes	—	—	11,994	11,994
LLC interest	—	—	54,488	54,488
LP interest	—	56,558	147,172	203,730
Preferred Shares	—	—	73,388	73,388
Rights and warrants	—	—	4	4
Senior loan	—	58	46,926	46,984
	$57,278	$56,670	$454,662	$568,610

The table below sets forth a summary of changes in the Company's Level 3 assets (assets measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2026 (in thousands):

	December 31, 2025	Contributions/ purchases	Paid in-kind dividends	Redemptions/ conversions	Realized gain/ (loss)	Unrealized gain/ (loss)	September 30, 2026
Common stock	$120,690	$2,750	$—	$—	$(9)	$(19,222)	$104,209
Convertible notes	11,994	—	—	—	—	—	11,994
LLC interest	54,488	1,179	2,575	(7,036)	—	(1,527)	49,679
LP interest	147,172	2,115	—	—	—	(35,951)	113,336
Preferred Shares	73,388	—	4,371	(2,250)	—	—	75,509
Rights and warrants	4	—	—	—	—	—	4
Senior loan	46,926	962	4,402	(235)	—	453	52,508
Total	$454,662	$7,006	$11,348	$(9,521)	$(9)	$(56,247)	$407,239

The table below sets forth a summary of changes in the Company's Level 3 assets (assets measured at fair value using significant unobservable inputs) for the nine months ended September 30, 2025 (in thousands):

	December 31, 2024	Contributions/ purchases	Paid in-kind dividends	Redemptions/ conversions	Realized gain/ (loss)	Unrealized gain/ (loss)	September 30, 2025
Common stock	$157,828	$—	$—	$(3,688)	$1,511	$(24,352)	$131,299
Convertible notes	20,846	—	—	(9,194)	—	311	11,963
LLC interest	36,777	25,120	1,384	(3,996)	3,462	(5,178)	57,569
LP interest	189,659	1,979	—	—	—	(33,454)	158,184
Preferred Shares	69,895	—	4,278	—	—	—	74,173
Senior loan	43,693	—	3,847	(1,422)	2	296	46,416
Total	$518,698	$27,099	$9,509	$(18,300)	$4,975	$(62,377)	$479,604

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The following is a summary of the significant unobservable inputs used in the fair valuation of assets categorized within Level 3 of the fair value hierarchy as of September 30, 2026.

		Significant
Category	Valuation Technique	Unobservable Inputs	Input/Range Values	Fair Value
Common Stock	Market Approach	Unadjusted Price/MHz-PoP	$0.10 - $1.10 ($0.565)	$104,209
	Discounted Cash Flow	Discount Rate	7.25% - 14.50% (9.813%)
		Market Rent (per sqft)	$13.00 - $42.50 ($27.75)
	NAV Approach	Discount Rate	10.00% - 20.00% (15.33%)
	Multiples Analysis	Multiple of EBITDA	3.25x - 4.50x (3.875x)
	Recent Transaction	Implied Enterprise Value from Transaction Price ($mm)	$1,212.50

Convertible Notes	Discounted Cash Flow	Discount Rate	6.83% - 9.58% (7.98%)	11,994

LLC Interest	Discounted Cash Flow	Discount Rate	7.25% - 27.00% (12.94%)	49,679
		Market Rent (per sqft)	$13.00 - $42.50 ($27.75)
		Capitalization Rate	5.25% - 5.75% (5.50%)

LP Interest	Market Approach	Capitalization Rate	5.75% - 6.25% (6.00%)	113,336
		Terminal Capitalization Rate	6.22%
	NAV Approach	Discount Rate	15.00% - 20.00% (17.50%)
		Capitalization Rate	4.875% - 5.375% (5.125%)

Preferred Shares	Liquidation Analysis	Par	$1,000.00	75,509

Rights and Warrants		Price per Share	$0.08	4

Senior Loan	Discounted Cash Flow	Discount Rate	12.50% - 17.50% (14.13%)	52,508
Total				$407,239

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

Financial Instruments Not Carried at Fair Value

At September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, prepaid and other assets, accrued interest and dividends, accounts payable and other accrued liabilities, accrued real estate taxes payable, accrued interest payable, income tax payable, security deposits and prepaid rent approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize on the disposition of the financial instruments. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

In calculating the fair value of its long-term indebtedness, the Company used interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of long-term debt with similar terms and remaining maturities. These financial instruments utilize Level 2 inputs. Long-term indebtedness is carried at amounts that reasonably approximate their fair value at September 30, 2026 and December 31, 2025, except for the following debt (in thousands):

	September 30, 2026		December 31, 2025
	Outstanding Principal Balance	Estimated Fair Value	Outstanding Principal Balance	Estimated Fair Value
Notes payable	$80,594	$64,254	$83,172	$67,959

Other Financial Instruments

Redeemable noncontrolling interests in the OP and the 9.00% Series B Cumulative Redeemable Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share (the "Series B Preferred Shares"), have redemption features and are marked to their redemption value if such value exceeds the carrying value. The redemption values are based on the liquidation preference of the Series B Preferred Shares, less non-contingent redemption fees. The non-contingent fees reduce the amount of cash the Company would be required to pay upon redemption. Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, the redeemable noncontrolling interests in the OP and the Series B Preferred Shares are classified as Level 2 if they are adjusted to their redemption value. The redemption value of the redeemable noncontrolling interests in the OP is based on the fair value of the Company's common shares at the redemption date, and therefore, is calculated based on the fair value of the Company's common shares at the balance sheet date. As of September 30, 2026 and December 31, 2025, the redemption value of the redeemable noncontrolling interests in the OP and the Series B Preferred Shares was less than the carrying value on the Consolidated Balance Sheets.

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

Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. The Hospitality segment previously had an interest rate cap agreement related to the notes payable on the Hyatt Place Park City and Bradenton Hampton Inn & Suites properties. As of September 30, 2026, the Hospitality segment had no interest rate cap agreements outstanding. As of December 31, 2025, the interest rate cap agreement effectively capped one-month SOFR on $38.6 million of the Hospitality segment's floating rate mortgage and mezzanine indebtedness at a weighted average rate of 6.70%. The interest rate cap was extinguished on February 12, 2026 in connection with the refinancing of the PC & B Loan with the OSL Loan, which bears interest at a fixed rate.

Changes in fair value of the interest rate caps were recorded directly as interest expense on the Consolidated Statement of Operations and Comprehensive Income (Loss). For the nine months ended September 30, 2026 and 2025, the Company recorded $0 and $0.1 million, respectively, in interest expense related to changes in the fair value of interest rate caps. The combined fair value of the interest rate caps was $0.1 million as of December 31, 2025, and was recorded as interest rate caps in the Consolidated Balance Sheets.

As of December 31, 2025, the Hospitality segment had the following outstanding interest rate caps (in thousands):

Type of Derivative	Hedged Financial Instrument	Notional	Strike Rate	Reference Rate		Termination Date
Interest rate cap	Note payable	$39,300	2.00%	One-month SOFR	2.00%	February 5, 2026

9. Investments in DSTs

The Company invested in the Class 1 Beneficial Interests ("Class 1") in two Delaware Statutory Trusts ("DSTs"). The Class 1 interests are accounted for as investments in equity securities without readily determinable fair values under the measurement alternative, which measures the investment at cost minus impairment, if any, plus or minus changes in fair value when observable prices are identified. As the Class 1 interests are still being actively issued, the investments are held at cost with no upward or downward fair value adjustment nor impairment losses to date. Therefore, the fair values of the investments in DSTs utilizing Level 3 inputs approximate their carrying amounts. The Company recognized $0.5 million and $1.5 million, respectively, in dividend income for the three and nine months ended September 30, 2026. The Company recognized $0.5 million and $1.4 million, respectively, in dividend income for the three and nine months ended September 30, 2025.

As of September 30, 2026, the Company held the following investments (dollars in thousands):

Balances, as of September 30, 2026	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559

As of December 31, 2025, the Company held the following investments (dollars in thousands):

Balances, as of December 31, 2025	Number of Shares	Carrying Amount
NexPoint Life Sciences II DST	1,044,040	$9,600
NexPoint Semiconductor DST	2,625,618	23,959
Total		$33,559

10. Shareholders' Equity

Common Shares

As of September 30, 2026, the Company had 52,237,312 issued and 51,846,232 common shares outstanding, 3,598,342 of which were issued during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, the Company made the following distributions:

Payment Date (1)	Distribution Rate per Share	Ex-Date	Record Date
September 30, 2026	$0.03	9/15/2026	9/15/2026
June 30, 2026	$0.15	5/22/2026	5/22/2026
March 31, 2026	$0.15	2/20/2026	2/20/2026
(1)
The March 31, 2026 and June 30, 2026 distributions paid consisted of a combination of cash and shares, with the cash component of the distribution (other than cash paid in lieu of fractional shares) comprising 20% of the distribution, with the balance being paid in the Company's common shares. The distribution paid on September 30, 2026 was paid entirely in cash.

As of September 30, 2025, the Company had 49,020,409 common shares issued and outstanding. 6,526,317 common shares were issued during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company made the following distributions:

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

Series A Preferred Shares

On January 8, 2021, the Company issued 3,359,593 5.50% Series A Cumulative Preferred Shares, par value $0.001 per share, liquidation preference $25.00 per share ("Series A Preferred Shares") with an aggregate liquidation preference of approximately $84.0 million. The Series A Preferred Shares were issued as part of the consideration for an exchange offer for a portion of the Company's common shares. The Series A Preferred Shares became callable on December 15, 2023 at a price of $25 per share. The Company may exercise its call option at the Company's discretion. As a result, these are included in permanent equity.

During the nine months ended September 30, 2026, the Company made the below distributions on its Series A Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
September 30, 2026	$0.34375	9/23/2026	9/23/2026
June 30, 2026	$0.34375	6/23/2026	6/23/2026
March 31, 2026	$0.34375	3/24/2026	3/24/2026

During the nine months ended September 30, 2025, the Company made the below distributions on its Series A Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
September 30, 2025	$0.34375	9/23/2025	9/23/2025
June 30, 2025	$0.34375	6/23/2025	6/23/2025
March 31, 2025	$0.34375	3/24/2025	3/24/2025

Distributions on the Series A Preferred Shares are cumulative from their original issue date at the annual rate of 5.5% of the $25 per share liquidation preference and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, or in each case on the next succeeding business day.

Series B Preferred Shares

On January 30, 2025, the Company announced the launch of a continuous public offering (the "Series B Preferred Offering") of up to 16,000,000 shares of its Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of $400.0 million. As of September 30, 2026, the Company has issued 2,584,320 Series B Preferred Shares for gross proceeds of $63.3 million before deducting selling commissions and dealer manager fees of approximately $5.1 million, and organization and offering costs of approximately $0.2 million. The Company expects that the Series B Preferred Offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company's registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate the Series B Preferred Offering at any time.

During the nine months ended September 30, 2026, the Company declared the below distributions on its Series B Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
January 5, 2027	$0.18750	12/24/2026	12/24/2026
December 7, 2026	$0.18750	11/25/2026	11/25/2026
November 5, 2026	$0.18750	10/23/2026	10/23/2026
October 5, 2026	$0.18750	9/25/2026	9/25/2026
September 8, 2026	$0.18750	8/25/2026	8/25/2026
August 5, 2026	$0.18750	7/24/2026	7/24/2026
July 6, 2026	$0.18750	6/25/2026	6/25/2026
June 5, 2026	$0.18750	5/22/2026	5/22/2026
May 5, 2026	$0.18750	4/24/2026	4/24/2026

During the nine months ended September 30, 2025, the Company declared the below distributions on its Series B Preferred Shares:

Payment Date	Distribution Rate per Share	Ex-Date	Record Date
January 5, 2026	$0.18750	12/24/2025	12/24/2025
December 5, 2025	$0.18750	11/25/2025	11/25/2025
November 5, 2025	$0.18750	10/24/2025	10/24/2025
October 6, 2025	$0.18750	9/25/2025	9/25/2025
September 5, 2025	$0.18750	8/25/2025	8/25/2025
August 5, 2025	$0.18750	7/25/2025	7/25/2025
July 7, 2025	$0.18750	6/25/2025	6/25/2025
June 5, 2025	$0.18750	5/23/2025	5/23/2025
May 5, 2025	$0.18750	4/25/2025	4/25/2025
April 7, 2025	$0.18750	3/25/2025	3/25/2025
March 5, 2025	$0.18750	2/25/2025	2/25/2025

Distributions on the Series B Preferred Shares are cumulative from their original issue date at the annual rate of 9% of the $25 per share initial stated value and are payable monthly on the fifth day of each calendar month or, if such date is not a business day, on the next succeeding business day.

Share Repurchase Program

On October 29, 2024, the Company announced that on October 28, 2024, the Board authorized us to repurchase an indeterminate number of common shares and Series A Preferred Shares at an aggregate market value of up to $20.0 million during a two-year period that expired on October 28, 2026. On October 26, 2026, the Board authorized us to repurchase an indeterminate number of common shares and Series A Preferred Shares at an aggregate market value of up to $20.0 million during a two-year period that will expire on October 26, 2028. This authorization replaced the Board's prior share repurchase authorization. We may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to net asset value ("NAV") per share. Repurchases under this program may be discontinued at any time.

During the nine months ended September 30, 2026, the Company repurchased 1,884,715 of its common shares at a total cost of approximately $9.5 million, or $5.04 per share on average. During the nine months ended September 30, 2025, the Company repurchased 185,477 of its common shares at a total cost of $0.8 million, or $4.28 per share on average.

Long Term Incentive Plan

On January 30, 2023, the Company's shareholders approved a long-term incentive plan (the "Original 2023 LTIP", as amended by the A&R 2023 LTIP (as defined below), the "2023 LTIP") and the Company subsequently filed a registration statement on Form S-8 registering 2,545,000 common shares, which the Company may issue pursuant to the Original 2023 LTIP. On June 10, 2025, the Company's shareholders approved an amendment and restatement of the Original 2023 LTIP (the "A&R 2023 LTIP") and the Company subsequently filed a registration statement on Form S-8 registering an additional 943,000 common shares, which the Company may issue pursuant to the A&R 2023 LTIP. The 2023 LTIP authorizes the compensation committee of the Board to provide equity-based compensation in the form of share options, appreciation rights, restricted shares, restricted share units, performance shares, performance units and certain other awards denominated or payable in, or otherwise based on, the Company's common shares or factors that may influence the value of the Company's common shares, plus cash incentive awards (collectively, "Awards"), for the purpose of providing the Company's trustees, officers and other key employees (and those of the Adviser and the Company's subsidiaries), and potentially certain nonemployees who perform employee-type functions, incentives and rewards for performance (the "participants").

On June 2, 2026, the Company's shareholders approved the NexPoint Diversified Real Estate Trust 2026 Long Term Incentive Plan (the "2026 LTIP" and together with the 2023 LTIP, the "LTIPs") and on June 2, 2026, the Company filed a registration statement on Form S-8 registering 1,872,000 common shares, which the Company may issue pursuant to the 2026 LTIP. Under the 2026 LTIP, Awards may be granted to the participants and typically vest over a three to five-year period for officers, employees and certain key employees of the Adviser and annually for trustees. As of the date of adoption of the 2026 LTIP, no further Awards can be made under the 2023 LTIP.

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

As of September 30, 2026 and December 31, 2025, the Company had 2,954,518 and 2,463,802 unvested restricted share units outstanding under the LTIPs, respectively.

The following table includes the number of restricted share units granted, vested, forfeited and outstanding as of and for the nine months ended September 30, 2026:

	2026
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding January 1, 2026	2,463,802		$5.81
Granted	1,290,544		4.95
Vested	(796,812)	(1)	4.56
Forfeited	(3,016)		4.20
Outstanding September 30, 2026	2,954,518		$5.77

(1)
Certain key employees of the Adviser elected to net the taxes owed upon the vesting against the shares issued resulting in 583,291 shares being issued as shown on the Consolidated Statements of Equity.

The following table contains information regarding the vesting of restricted share units under the LTIPs as of September 30, 2026:

	Shares Vesting
	February	March	April	June	Total
2027	355,298	234,527	246,545	253,000	1,089,370
2028	661,973	234,527	—	—	896,500
2029	661,973	—	—	—	661,973
2030	306,675	—	—	—	306,675
Total	1,985,919	469,054	246,545	253,000	2,954,518

For the three months ended September 30, 2026 and 2025, the Company recognized approximately $1.6 million and $1.1 million, respectively, of equity-based compensation expense related to grants of restricted share units. For the nine months ended September 30, 2026 and 2025, the Company recognized approximately $4.0 million and $2.9 million, respectively, of equity-based compensation expense related to grants of restricted share units. As of September 30, 2026, the Company had recognized a liability of approximately $1.8 million related to distributions earned on restricted share units that are payable in cash upon vesting. As of September 30, 2026, total unrecognized compensation expense on restricted share units was approximately $11.8 million, and the expense is expected to be recognized over a weighted average vesting period of 1.5 years. As of December 31, 2025, total unrecognized compensation expense on restricted share units was approximately $9.4 million, and the expense is expected to be recognized over a weighted average vesting period of 1.4 years.

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of the Company's common shares outstanding and excludes any unvested restricted share units issued pursuant to the LTIPs.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Numerator for loss per share:
Net loss		$(52,694)	$(12,317)	$(71,923)	$(91,511)
Net income attributable to Series A Preferred Shareholders		(1,155)	(1,155)	(3,465)	(3,465)
Net income attributable to Series B Preferred Shareholders		(1,696)	(220)	(3,075)	(250)
Net loss attributable to noncontrolling interests in NHT		—	—	—	1,945
Net loss attributable to redeemable noncontrolling interests in the OP		23	5	32	25
Net loss attributable to common shareholders		$(55,522)	$(13,687)	$(78,431)	$(93,256)

Denominator for loss per share:
Weighted average common shares outstanding		52,673	47,436	51,513	45,324
Denominator for basic loss per share		52,673	47,436	51,513	45,324
Weighted average unvested restricted share units		563	2,464	365	1,950
Weighted average number of common shares from assumed conversion of OP Units		20	—	12	—
Weighted average number of common shares from assumed conversion of Series B Preferred Shares		11,322	1,480	8,681	129
Denominator for diluted loss per share	(1)	52,673	47,436	51,513	45,324

Loss per weighted average common share:
Basic		$(1.05)	$(0.29)	$(1.52)	$(2.06)
Diluted		$(1.05)	$(0.29)	$(1.52)	$(2.06)

(1)
If the Company sustains a net loss for the period presented, unvested restricted share units, convertible OP Units and convertible Series B Preferred Shares are not included in the diluted earnings per share calculation.

12. Related Party Transactions

Advisory and Administrative Fees

Pursuant to the Advisory Agreement, subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of the Company, and provides investment management services.

As of September 30, 2026 and 2025, as consideration for the Adviser's services under the Advisory Agreement, we pay our Adviser an annual fee (the "Advisory Fee") of 1.00% of Managed Assets (defined below) and an annual fee (the "Administrative Fee" and, together with the Advisory Fee, the "Fees") of 0.20% of the Company's Managed Assets.

On July 22, 2024, we entered into an amendment to the Advisory Agreement whereby the monthly installment of the Administrative Fee shall be paid in cash and the monthly installment of the Advisory Fee shall be paid one-half in cash and one-half in common shares of the Company, subject to certain restrictions including that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed five percent of the number of common shares or five percent of the voting power of the Company outstanding prior to the first such issuance (the "Share Cap") and that in no event shall the common shares issued to the Adviser under the Advisory Agreement exceed 6,000,000 common shares; provided, however, that the Share Cap will not apply if the Company's shareholders have approved issuances in excess of the Share Cap. At the Company's 2025 annual meeting of shareholders, the Company's shareholders approved issuances in excess of the Share Cap. During the nine months ended September 30, 2026, we issued 212,863.17 common shares to the Adviser in payment of the Fees in an amount of $0.9 million.

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

Under the Advisory Agreement, "Managed Assets" means an amount equal to the total assets of the Company, including any form of leverage, minus all accrued expenses incurred in the normal course of operations, but not excluding any liabilities or obligations attributable to leverage obtained through (i) indebtedness of any type (including, without limitation, borrowing to purchase or develop real estate or other investments, borrowing through a credit facility, or the issuance of debt securities), (ii) the issuance of preferred shares or other preference securities, (iii) the reinvestment of collateral received for securities loaned in accordance with the Company's investment objectives and policies, and/or (iv) any other means. In the event the Company holds collateralized mortgage-backed securities ("CMBS") where the Company holds the controlling tranche of the securitization and is required to consolidate under U.S. generally accepted accounting principles ("GAAP") all assets and liabilities of a specific CMBS trust, the consolidated assets and liabilities of the consolidated trust will be netted to calculate the allowable amount to be included as Managed Assets. In addition, in the event the Company consolidates another entity it does not wholly own as a result of owning a controlling interest in such entity or otherwise, Managed Assets will be calculated without giving effect to such consolidation and instead such entity's assets, leverage, expenses, liabilities and obligations will, on a pro rata basis consistent with the Company's percentage ownership, be considered those of the Company for purposes of calculation of Managed Assets. The Adviser computes Managed Assets as of the end of each fiscal quarter and then computes each installment of the Fees as promptly as possible after the end of the month with respect to which such installment is payable.

Advisory Fees, NHT

Prior to the closing of the NHT Merger on April 17, 2025, NHT was externally managed by the NHT Adviser. In accordance with the advisory agreement entered into between NHT and the NHT Adviser (the "NHT Advisory Agreement"), NHT paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value (as defined below). Under the direct supervision of NHT, the duties performed by the NHT Adviser under the terms of the NHT Advisory Agreement included, but were not limited to: providing daily management for NHT, selecting and working with third party service providers, overseeing the third party manager, formulating an investment strategy for NHT and selecting suitable properties and investments, managing NHT's outstanding debt and its interest rate exposure through derivative instruments, determining when to sell assets, and managing the renovation program or overseeing a third party vendor that implements the renovation program. "REIT Asset Value" was defined as the value of NHT's total assets, as determined in accordance with International Financial Reporting Standards (IFRS) except that such value shall only consolidate NHT's and NHT Holdings, LLC assets plus NHT's pro rata share of leverage at NHT Operating Partnership, LLC ("NHT OP"). Pursuant to the terms of the NHT Advisory Agreement, NHT would reimburse the NHT Adviser for all documented Operating Expenses and offering expenses it incurred on behalf of NHT. "Operating Expenses" included legal, accounting, financial and due diligence services performed by the NHT Adviser that outside professionals or outside consultants would otherwise perform and NHT's pro rata share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the NHT Adviser required for NHT's operations. Operating Expenses did not include expenses for the advisory services described in the NHT Advisory Agreement. Certain Operating Expenses, such as NHT's ratable share of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses incurred by the NHT Adviser or its affiliates that relate to the operations of NHT, could be billed monthly to NHT under a shared services agreement.

As of April 19, 2024, the date of the NHT Acquisition, NHT had a payable balance of advisory fees of $6.5 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025, and the Company assumed the remaining outstanding advisory fees under the NHT Advisory Agreement, and as a result of the termination of the NHT Advisory Agreement, incurred a termination fee of $3.5 million. As of September 30, 2026, there is a remaining payable of advisory fees of $11.3 million.

Reimbursement of Expenses

We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company's behalf. Once waived, those expenses are considered permanently waived and become non-recoupable.

The Advisory Agreement has a term that will expire on July 1, 2027, and will automatically renew for successive additional one-year terms thereafter unless earlier terminated. We have the right to terminate the Advisory Agreement on 30 days' written notice upon the occurrence of a cause event (as defined in the Advisory Agreement). The Advisory Agreement can be terminated by us or the Adviser without cause upon the expiration of the then-current term with at least 180 days' written notice to the other party prior to the expiration of such term. The Adviser may also terminate the agreement with 30 days' written notice if we have materially breached the agreement and such breach has continued for 30 days before we are given such notice. In addition, the Advisory Agreement will automatically terminate in the event of an Advisers Act Assignment (as defined in the Advisory Agreement) unless we provide written consent. A termination fee will be payable to the Adviser by us upon termination of the Advisory Agreement for any reason, including non-renewal, other than a termination by us upon the occurrence of a cause event or due to an Advisers Act Assignment. The termination fee will be equal to three times the Fees earned by the Adviser during the twelve month period immediately preceding the most recently completed calendar quarter prior to the effective termination date.

For the three and nine months ended September 30, 2026, the Company incurred Fees of $3.0 million and $9.0 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred Fees of $3.2 million and $10.0 million, respectively.

Loans from Affiliates

As of September 30, 2026, a subsidiary of the Company has assumed several convertible notes issued by NHT to certain affiliates of the former NHT Adviser totaling $53.0 million (see Note 5 to our consolidated financial statements). The proceeds of the notes were primarily used for general corporate and working capital purposes and have been consolidated into one account on the Consolidated Balance Sheet.

Revolving Credit Facility

On May 22, 2023, the Company entered into the NexBank Revolver in the initial principal amount of $20.0 million, with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million which bears interest at one-month SOFR plus 3.50%. On May 15, 2025, the Company amended the NexBank Revolver agreement to extend the maturity date to November 21, 2025, and to provide for three additional six-month extension options. On November 21, 2025, the Company elected to extend the maturity by six months to May 21, 2026. On May 21, 2026, the Company elected to extend the maturity by six months to November 21, 2026. The Company intends to exercise its option to extend the maturity date by an additional six months before November 21, 2026. As of September 30, 2026, the NexBank Revolver had an outstanding balance of $8.4 million.

Guaranties of NexPoint Storage Partners, Inc. Debt

On October 4, 2024, the Company entered into a Guaranty Agreement (Recourse Obligations) (the "Citi Guaranty") for the benefit of JPMorgan Chase Bank, National Association and Citi Real Estate Funding, Inc. (collectively, the "Citi Lender") under a loan agreement (the "Citi Loan Agreement"), by and among certain subsidiaries and affiliates of NSP, as borrowers (collectively, "Citi Borrower") and the Citi Lender. The Company is the owner of certain indirect interests in Citi Borrower and entered into the Citi Guaranty as a condition of the Citi Lender lending to Citi Borrower under the Citi Loan Agreement. The Citi Guaranty is a non-recourse carve-out guaranty with springing full recourse provisions. The Company's obligations under the Citi Guaranty are generally limited to losses, damages, costs and expenses arising from certain "bad acts," including but not limited to fraud, willful misconduct, intentional misrepresentation, and certain other misconduct or defaults (including certain waste), by Citi Borrower. The Citi Guaranty becomes a full recourse guaranty, covering full payment of the outstanding debt under the Citi Loan Agreement, upon the occurrence of certain fundamental events, including but not limited to voluntary bankruptcy or certain other insolvency events with respect to Citi Borrower and certain other violations of the Citi Loan Agreement. The Citi Loan Agreement provides for a loan of $750.0 million to Citi Borrower (the "Citi Loan"). The Citi Loan Agreement is set to mature on November 1, 2029. Borrowings outstanding under the Citi Loan Agreement are secured by mortgages on real property owned by one or more of the borrowers comprising Citi Borrower.

On December 8, 2022, and in connection with a restructuring of NSP, the Company, together with NexPoint Real Estate Finance, Inc. ("NREF"), Highland Opportunities and Income Fund ("HFRO") and NexPoint Real Estate Strategies Fund (collectively, together with HFRO, the "NSP Co-Guarantors"), as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space Storage, LP ("Extra Space") pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP's newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space. The guaranties by the Company and the NSP Co-Guarantors were capped at $97.6 million, and each of the Company and the NSP Co-Guarantors generally guaranteed the foregoing obligations of NSP up to the cap amount on a pro rata basis with respect to its percentage ownership of NSP's common stock. On February 15, 2023, NSP paid down approximately $15.0 million of these promissory notes, resulting in an aggregate principal amount of approximately $49.2 million. On December 8, 2023, NSP paid down the remaining principal balance of $49.2 million. The Series D Preferred Stock remains outstanding as of September 30, 2026. As of September 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $16.8 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount.

NexBank Guaranty

The Company is a guarantor and an indemnitor on the NexBank Revolver. As of September 30, 2026, the NexBank Revolver had an outstanding balance of $8.4 million. The Company guarantees the borrowers' obligations under the loan agreement and the guaranty is a guaranty of payment and performance, not of collection, which is generally applicable without the need for the lender to make any demand upon or pursue any rights or remedies against the borrower or any other loan party. The guarantor's liability is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the Company is responsible for indemnifying the lender against losses, claims, damages, and costs (including attorneys' fees) arising from the borrowers' or any other loan party's breach of its warranties, representations, and agreements under the loan agreement. The Company has not recorded a contingent liability with respect to this guaranty as the borrowers are current on all debt payments and in compliance with all debt compliance provisions.

Guaranties of WLIF I

The Company is a guarantor on certain loans made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $65.8 million outstanding as of September 30, 2026. The obligations consist of two separate guaranty instruments: (i) an Amended and Restated Guaranty of Collection, under which the Company's liability is limited to any deficiency remaining after the lender has exhausted all contractual and legal remedies against the borrower and conducted a public sale of the underlying loan collateral in accordance with the Uniform Commercial Code, and (ii) an Amended and Restated Limited Recourse Guaranty, under which the Company's obligations are generally only triggered upon the occurrence of certain springing recourse events, including if the borrower voluntarily files for bankruptcy or similar liquidation or reorganization, takes actions that adversely interfere with the lender's enforcement rights during the continuance of an event of default, or consents to or joins in an involuntary bankruptcy proceeding commenced by a third party. Each guarantor's liability under both instruments is limited to its prorated share of the guaranteed obligations, allocated on an individual borrower basis as set forth in the applicable guaranty. The borrower is current on all debt payments and the Company is in compliance with all debt compliance provisions, including the minimum liquidity and minimum net worth covenants required under each guaranty.

Investments in DSTs

On July 26, 2024, the Company, through NREO, acquired $4.6 million worth of Class 1 interests in NexPoint Life Sciences II DST ("Life Sciences DST"), a Delaware statutory trust. Life Sciences DST is managed by an affiliate of the Adviser. Life Sciences DST owns a manufacturing and production facility in Philadelphia, PA that is under a triple net lease.

On July 26, 2024, the Company, through NREO, acquired $14.9 million worth of Class 1 interests in NexPoint Semiconductor DST ("Semiconductor DST"), a Delaware statutory trust. Semiconductor DST is managed by an affiliate of the Adviser. Semiconductor DST owns a semiconductor manufacturing property in Temecula, CA that is under a triple net lease. On September 11, 2024, the Company acquired an additional $6.1 million worth of Class 1 interests in Semiconductor DST. On January 2, 2025, the Company acquired an additional $3.0 million worth of Class 1 interests in Semiconductor DST.

Capital Acquisitions Partners, LLC

The Company previously owned approximately 20.9% of the total outstanding membership interests of Capital Acquisitions Partners, LLC, an entity that invests in multifamily housing. The remaining membership interests were held by NexPoint Real Estate Finance Operating Partnership, L.P. ("NREF OP"). See Notes 6 and 7 for additional information. On June 8, 2026, the outstanding LLC interests were redeemed.

Alewife Holdings Loan

On May 10, 2024, the OP entered into an Assignment and Assumption and Co-Lender Agreement with NREF OP IV, L.P. ("NREF OP IV") and OSL, pursuant to which NREF OP IV assigned to the OP the right to fund up to 9% of a mezzanine loan (as amended and restated, the “Alewife Loan”) to be made to IQHQ-Alewife Holdings, LLC (“Alewife Holdings”) and allocated the right to fund up to 9% of the Alewife Loan to OSL. NREF OP IV is a subsidiary of NREF, an entity managed by an affiliate of the Adviser. OSL is an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. Effective January 2, 2025, NREF OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which NREF OP IV assigned $7.5 million of interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, the OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by the OP and OSL, respectively. NREF OP IV is required to fund any amounts not funded by OSL and the OP. At any time that the OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, the OP and OSL have the option upon notice to NREF OP IV to pay to NREF OP IV any amount of such unfunded amount. Upon such payment, the OP or OSL would become entitled to all interest and fees accrued on the amount paid to NREF OP IV on and after the date of such payment. As of September 30, 2026 $23.8 million of the Alewife Loan is unfunded and the Company has not funded any amounts.

IQHQ Transactions

On December 31, 2024, the Company, through certain subsidiaries, along with certain entities advised by affiliates of our Adviser or that may be deemed an affiliate of the Adviser through common beneficial ownership, entered into a participation rights agreement with NexPoint Bridge Investor I, LLC ("Bridge Investor I") pursuant to which the Company has a right to fund (i) up to specified amounts under a Subscription Agreement (the "IQHQ Subscription Agreement") entered into by Bridge Investor I and IQHQ, Inc. ("IQHQ"), whereby Bridge Investor I committed to purchase $160.1 million of Series E preferred stock of IQHQ and (ii) the corresponding warrant to purchase Class A-3 Units of IQHQ Holdings, LP ("IQHQ Holdings") issued to Bridge Investor I (as amended, the "IQHQ Series E Warrant"). As of September 30, 2026, the IQHQ Subscription Agreement and the IQHQ Series E Warrant were fully funded and the Company did not fund any amounts.

Series B Preferred Shares Offering

On January 30, 2025, the Company announced the launch of the Series B Preferred Offering. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Company's dealer manager (the "Dealer Manager") in connection with the Series B Preferred Offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the Series B Preferred Offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) selling commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering ("Selling Commissions") and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering (the "Dealer Manager Fee"). The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company's registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of September 30, 2026, the Company has sold 2,584,320 shares of the Series B Preferred Shares for total gross proceeds of $63.3 million.

Ground Lease

The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. See Note 14 for additional information.

NSP DST Guaranty

On February 13, 2026, but effective as of October 1, 2021, the Company entered into a consent agreement and executed an amended and restated guaranty (the "NSP DST Guaranty") with NSP and NexPoint Storage Partners Operating Company, LLC (together with NSP and the Company, collectively the "NSP DST Guarantors") in favor of Wilmington Trust, National Association, as trustee for the benefit of registered holders of GS Mortgage Securities Trust 2021-GSA3, Commercial Mortgage Pass-Through Certificates, Series 2021-GSA3 ("NSP DST Lender"), pursuant to which the Company agreed to become an additional guarantor of certain recourse obligations of the borrowers, NSP II Miami DST, NSP II Atlanta DST, NSP II Stamford DST, and NSP II St Pete DST (collectively, the "NSP DST Borrowers"), under a Loan Agreement, dated October 1, 2021, by and among the NSP DST Borrowers and NSP DST Lender (the "NSP DST Loan Agreement"). NSP may be deemed to be an affiliate of the Adviser and the NSP DST Borrowers are advised by an affiliate of the Adviser. The Company entered into the NSP DST Guaranty as a condition of NSP DST Lender agreeing to modify and amend the terms and provisions under the NSP DST Loan Agreement. The NSP DST Loan Agreement provides for a loan in the original principal amount of $28.5 million to the NSP DST Borrowers (the "NSP DST Loan"). Amounts under the NSP DST Loan bear interest at a fixed rate of 3.62% per annum and are due and payable on October 6, 2031. The NSP DST Loan is secured by mortgages on four self-storage properties owned by one or more of the NSP DST Borrowers.

The NSP DST Guaranty is a non-recourse carve-out guaranty with springing full recourse provisions. Generally, the NSP DST Loan is non-recourse and the NSP DST Guarantors' liability is limited to losses, damages, costs and expenses arising from certain "bad acts," including but not limited to any fraud, willful misconduct, intentional misrepresentation, or certain other misconduct or defaults (including certain waste), by the NSP DST Borrowers or the Company. The NSP DST Guaranty becomes a full recourse guaranty covering up to the amount of the outstanding debt upon the occurrence of certain events, including but not limited to bankruptcy or certain other insolvency events with respect to the NSP DST Borrowers or actions taken by the NSP DST Borrowers and the raising or assertion by the NSP DST Borrowers of a defense or certain related rights or requests in connection with enforcement actions or assertions of rights or remedies by NSP DST Lender.

OSL Loan

On February 12, 2026, certain indirect subsidiaries of the Company entered into the OSL Loan in the principal amount of $39.4 million, bearing interest at a fixed rate of 8.5% per annum and maturing on February 12, 2029, subject to certain extension rights. The OSL Loan was originally secured by mortgages on the Bradenton Hampton Inn & Suites and the Hyatt Place Park City, with allocated loan amounts of $25.3 million and $14.1 million, respectively. Following the sale of the Bradenton Hampton Inn & Suites property on March 24, 2026, the OSL Loan is secured solely by the Hyatt Place Park City property as of September 30, 2026, with an outstanding balance of $14.1 million.

Tivoli North Preferred Equity Guarantees

On May 20, 2026, NREF Tivoli Preferred Member, LLC (the “Tivoli North Preferred Member”), an indirect subsidiary of NREF, committed to fund up to $23.4 million to the Tivoli North Venture in exchange for preferred equity interests therein (the “Tivoli North Preferred Equity Investment”). The Tivoli North Preferred Equity Investment pays a preferred return of 14.0% per annum, with a mandatory redemption date of May 20, 2030. As a condition to the Tivoli North Preferred Equity Investment, the OP and Calida Holdings III, LP entered into (i) a nonrecourse carveout guaranty, pursuant to which the OP is generally liable for losses, damages, costs and expenses incurred by the Tivoli North Preferred Member arising from specified "bad acts" of the common unitholders of the Tivoli North Venture, the OP, Calida Holdings III, LP and their respective affiliates, which becomes full recourse for the full redemption amount of the Tivoli North Preferred Equity Investment upon the occurrence of certain specified events, (ii) a completion guaranty, and (iii) an environmental indemnity agreement, pursuant to which the OP and Calida Holdings III, LP agreed to indemnify the Tivoli North Preferred Member against losses arising from the presence of hazardous substances at the Tivoli North Property.

Other Related Party Transactions

The Company has in the past, and may in the future, utilize the services of affiliated parties. The Company holds multiple operating accounts at NexBank. The Company's operating properties in the Diversified segment are managed by NexVest Realty Advisors, LLC ("NexVest"), an affiliate of the Adviser. For the three and nine months ended September 30, 2026, the Company through its subsidiaries had paid approximately $0.1 million and $0.5 million, respectively, in property management fees to NexVest. For the three and nine months ended September 30, 2025, the Company through its subsidiaries had paid approximately $0.2 million and $0.5 million, respectively, in property management fees to NexVest. The property management agreement with NexVest for the retail property in Lubbock, Texas is dated January 1, 2014 and has a fixed fee of $1,200 per month. The property management agreement with NexVest for Cityplace is dated August 15, 2018, and the management fee is calculated on 3% of gross revenues, with a minimum fee of $20,000 per month. The property management agreement with NexVest for the White Rock Center is dated June 1, 2013, and the management fee is calculated on 4% of gross receipts, payable monthly. The property management agreement with NexVest for the undeveloped property in Plano, Texas is dated September 1, 2024, and the management fee is calculated on 3% of gross receipts, with a minimum fee of $750 per month. The property management agreement with NexVest for Cityplace also allows for the manager, as the agent of CP Tower Owner, LLC ("Owner"), to draw on the operating account when required in connection with the operation or maintenance of the property, the payment of certain expenses defined in the agreement, or as expressly approved in writing by Owner. For the three and nine months ended September 30, 2026, the SPE holding Cityplace reimbursed $0.4 million and $1.2 million, respectively, to NexVest for these expenses. For the three and nine months ended September 30, 2025, the SPE holding Cityplace reimbursed $0.3 million and $1.1 million, respectively, to NexVest for these expenses.

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

On March 14, 2025, the Company purchased 2,754.59 common units of NexPoint Storage Partners Operating Company, LLC ("NSP OC" and such units, the "NSP OC Common Units") for an aggregate amount of $2.0 million, 4,638.07 NSP OC Common Units for an aggregate amount of $3.2 million on April 29, 2025, and 5,157.67 NSP OC Common Units for an aggregate amount of $3.6 million on June 16, 2025. As of September 30, 2026, the Company owns 59,614.68 Class B Units, or 33.69%, of the outstanding NSP OC Common Units.

On April 3, 2026, the OP, HFRO, Highland Global Allocation Fund ("HGLB") and NRES REIT Sub II, LLC ("NRES" and, together with HFRO and HGLB, the "Other NSP Note Purchasers") entered into a participation agreement side letter (the "Side Letter") with NREF OP. Pursuant to the Side Letter, effective on March 30, 2026, the OP purchased an undivided participation interest in $962,000 principal amount of that certain Secured Promissory Note, dated as of January 16, 2026, as amended by that certain First Amendment to Secured Promissory Note and Joinder Agreement, dated as of March 25, 2026 (as amended, the "NSP Note"), by and between NSP OC, a subsidiary of NSP and certain subsidiaries of NSP OC and our Sponsor, as co-borrowers, and NREF OP, as lender. In addition, under the Side Letter and that certain participation agreement, dated March 25, 2026, as amended, between NREF OP and OSL, the OP, OSL and each Other NSP Note Purchaser has the right, but not the obligation, to participate in any future advance under the NSP Note up to its then-current pro rata share, with NREF OP remaining obligated to fund any amount of future advances under the NSP Note not funded by the OP, OSL or the Other NSP Note Purchasers. Under the NSP Note, NSP OC may borrow up to an aggregate principal amount of $40 million, with $22.7 million outstanding as of April 3, 2026. The NSP Note bears interest at a rate of 14% per annum, which is payable in kind, is interest only during the term of the NSP Note and matures on January 16, 2031. Borrowings under the NSP Note are secured by a first priority lien on certain income streams and the related deposit accounts of the co-borrowers.

On December 18, 2025, the Company purchased 2,996.19 shares of common stock of NSP for an aggregate amount of $1.9 million. On June 11, 2026, the Company purchased 2,580.51 shares of common stock of NSP for an aggregate amount of $1.5 million. On September 18, 2026, the Company purchased 2,073.04 shares of common stock of NSP for an aggregate amount of $1.3 million. As of September 30, 2026, the Company owns 94,018.74 shares of NSP common stock, or 55.74%, of the outstanding NSP common stock.

On September 1, 2023, the Company, through one of its wholly owned TRSs, entered into a contribution agreement to transfer a structured note in Specialty Financial Products, Ltd. ("SFP"), and all its rights, title and interests, to NHI and its wholly owned subsidiaries, which are related parties. The Company also transferred all of its ordinary shares in SFP to a separate share trustee. In exchange, the Company was issued 68,500 shares of Class A Preferred Stock in NHI and owns 75,509 and 74,173 shares, respectively, as of September 30, 2026 and 2025.

Related Party Investments

The Company, from time to time, may invest in entities managed by affiliates of the Adviser. For the nine months ended and as of September 30, 2026, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Basis	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income (Losses)
NexPoint Real Estate Finance, Inc.	Common Stock	$45,819	$4,251	$—	$—	$4,428	$8,679
NexPoint Storage Partners, Inc.	Common Stock	53,502	(920)	—	—	—	(920)
NexPoint Residential Trust, Inc.	Common Stock	1,985	(1,077)	—	—	162	(915)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	11,994	—	—	—	698	698
NexPoint Storage Partners Operating Company, LLC	LLC Units	33,924	(546)	—	—	—	(546)
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	95,735	(22,863)	—	—	4,476	(18,387)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	62,341	5,782	—	—	6,025	11,807
NexPoint SFR Operating Partnership, L.P.	Partnership Units	17,601	(13,087)	—	—	2,115	(10,972)
NexAnnuity Holdings, Inc.	Preferred Shares	75,509	—	—	—	4,371	4,371
NexPoint Storage Partners Operating Company, LLC	Promissory Note	1,847	(15)	—	—	76	61
NexPoint Storage Partners Operating Company, LLC	Promissory Note	997	—	—	—	70	70
Semiconductor DST	LLC Units	23,959	—	—	—	1,123	1,123
Life Sciences II DST	LLC Units	9,600	—	—	—	363	363
Capital Acquisitions Partners, LLC	LLC Units	—	—	(419)	—	—	(419)
Total		$434,813	$(28,475)	$(419)	$—	$23,907	$(4,987)

For the nine months ended and as of September 30, 2025, the Company had the following investments in entities managed or advised by, or directly or indirectly owned by entities managed or advised by, affiliates of the Adviser (in thousands).

Related Party	Investment	Basis	Change in Unrealized Gain/(Loss)	Equity in income (loss)	Realized Gain/(Loss)	Interest and Dividends	Total Income (Losses)
NexPoint Real Estate Finance, Inc.	Common Stock	$29,778	$(3,171)	$—	$—	$3,150	$(21)
NexPoint Storage Partners, Inc.	Common Stock	53,536	(9,172)	—	—	—	(9,172)
NexPoint Residential Trust, Inc.	Common Stock	3,226	(941)	—	—	151	(790)
NexPoint SFR Operating Partnership, L.P.	Convertible Notes	11,963	311	—	—	946	1,257
NexPoint Storage Partners Operating Company, LLC	LLC Units	36,952	(6,057)	—	—	—	(6,057)
Claymore Holdings, LLC	LLC Units	—	—	—	—	—	—
Allenby, LLC	LLC Units	—	456	—	3,493	—	3,949
Haygood, LLC	LLC Units	—	31	—	(31)	—	—
VineBrook Homes Operating Partnership, L.P.	Partnership Units	128,800	(22,907)	—	—	4,476	(18,431)
NexPoint Real Estate Finance Operating Partnership, L.P.	Partnership Units	69,044	(7,352)	—	—	7,304	(48)
NexPoint SFR Operating Partnership, L.P.	Partnership Units	29,384	(10,548)	—	—	1,979	(8,569)
NexAnnuity Holdings, Inc.	Preferred Shares	74,173	—	—	—	4,278	4,278
NexPoint Storage Partners Operating Company, LLC	Promissory Note	1,858	(8)	—	—	100	92
NexPoint SFR Operating Partnership, L.P.	Promissory Note	—	—	—	—	7	7
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	88	88
NFRO SFR REIT, LLC	Promissory Note	—	—	—	—	82	82
Semiconductor DST	LLC Units	23,959	—	—	—	1,048	1,048
Life Sciences II DST	LLC Units	9,600	—	—	—	357	357
Capital Acquisitions Partners, LLC	LLC Units	633	—	226	—	—	226
Total		$472,906	$(59,358)	$226	$3,462	$23,966	$(31,704)

13. Commitments and Contingencies

Commitments

On December 8, 2022 and in connection with a restructuring of NSP, the Company, together with the NSP Co-Guarantors, as guarantors, entered into a Sponsor Guaranty Agreement in favor of Extra Space pursuant to which the Company and the NSP Co-Guarantors guaranteed obligations of NSP with respect to accrued dividends on NSP's newly created Series D Preferred Stock and two promissory notes in an aggregate principal amount of approximately $64.2 million issued to Extra Space, which were paid in full on December 8, 2023. The NSP Series D Preferred Stock remains outstanding as of September 30, 2026. As of September 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $16.8 million. See Note 12 to our consolidated financial statements for additional information.

On October 4, 2024, the Company entered into the Citi Guaranty for the benefit of the Citi Lender under the Citi Loan Agreement, by and among Citi Borrower and the Citi Lender. Pursuant to the Citi Guaranty, the Company guarantees the guaranteed obligations set forth therein. See Note 12 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of its subsidiary's loans with an aggregate principal amount of $35.2 million outstanding, as of September 30, 2026. The Company's obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, pursuant to which the Company's liability is generally limited to losses, damages, costs and expenses arising from certain "bad acts," including but not limited to fraud, willful misconduct, intentional misrepresentation, and certain other misconduct or defaults by the borrowers. The guaranty is full recourse to the Company, covering full payment of the outstanding debt under the loan agreement, only upon the occurrence of certain fundamental events, including but not limited to voluntary bankruptcy or certain other insolvency events with respect to the borrowers.

The Company is a limited guarantor and an indemnitor on a loan of one of its subsidiaries with an aggregate principal amount of $14.1 million outstanding, as of September 30, 2026. The Company's obligations include a customary environmental indemnity, and a so-called "bad boy" guarantee, pursuant to which the Company's liability is generally limited to losses, damages, costs and expenses arising from certain "bad acts," including but not limited to fraud, willful misconduct, intentional misrepresentation, and certain other misconduct or defaults by the borrowers. The guaranty is full recourse to the Company, covering full payment of the outstanding debt under the loan agreement, only upon the occurrence of certain fundamental events, including but not limited to voluntary bankruptcy or certain other insolvency events with respect to the borrowers.

The Company is a limited guarantor and an indemnitor on a loan of one of its subsidiaries with an aggregate principal amount of $135.8 million outstanding as of September 30, 2026. The Company's obligations are set forth in three separate guaranties: (i) a nonrecourse carveout guaranty, pursuant to which the Company is generally liable for losses, damages, costs and expenses incurred by the lender arising from specified "bad acts" of the borrowers, with full recourse to the Company for the entire indebtedness upon the occurrence of certain specified events, (ii) a completion guaranty, and (iii) a guaranty of required equity, required pay down and master lease, pursuant to which the Company guarantees the borrowers' obligations to make certain required specified payments. As of September 30, 2026, management does not anticipate any material deviations from schedule or budget related to construction projects currently in process, and Cityplace is current on all debt payments and in compliance with all debt compliance provisions.

The Company is a guarantor on a loan made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $65.8 million outstanding as of September 30, 2026. The Company's obligations include a guaranty of collection and a limited recourse guaranty under which the Company's obligations are generally only triggered upon the occurrence of certain springing recourse events. See Note 12 to our consolidated financial statements for additional information.

The OP, together with Calida Holdings III, LP, is a guarantor and an indemnitor on two loans taken by the SPEs that own the Tivoli North Property: (i) a senior construction loan from Bank OZK with an original principal amount of $67.0 million, and (ii) a mezzanine loan from CanAm Mountain States Regional Center, LP III with an original principal amount of $40.0 million. As of September 30, 2026, the senior loan had an outstanding balance of $5.3 million and the mezzanine loan had an outstanding balance of $10.2 million. With respect to each loan, the guarantors have executed three separate guaranty agreements: (i) a nonrecourse carveout guaranty, pursuant to which the Company is generally liable for losses, damages, costs and expenses incurred by the lender arising from specified "bad acts" of the borrowers, with full recourse to the Company for the entire indebtedness upon the occurrence of certain specified events, (ii) a completion guaranty, and (iii) a debt service and carry guaranty. The guarantors' liability under each guaranty is immediate and not contingent on prior actions taken by the lender against other parties. As an indemnitor, the obligations of the OP and Calida Holdings III, LP also include customary environmental indemnifications with respect to each loan. The Company has not recorded a liability for the carveout guaranty obligations, as no event giving rise to liability thereunder has occurred. The Company has not recorded a liability under the debt service and carry guaranties, as the borrowers are current on all debt service payments and believes it is in compliance with all debt compliance provisions as of September 30, 2026.

The OP, together with Calida Holdings III, LP, is also a guarantor and indemnitor for the benefit of the Tivoli North Preferred Member with respect to the Tivoli North Preferred Equity Investment. See Note 12 to our consolidated financial statements for additional information.

The Company is a guarantor and an indemnitor on the NexBank Revolver. See Note 12 to our consolidated financial statements for additional information.

Pursuant to the NSP DST Guaranty, the Company is a guarantor on the NSP DST Loan, a loan made to certain entities that are advised by an affiliate of the Adviser. See Note 12 to our consolidated financial statements for additional information.

The Company is a limited guarantor and indemnitor of a loan held by the SPE that owns Marriott Uptown. As of September 30, 2026, the loan had an outstanding principal balance of $91.3 million. The obligations include a customary environmental indemnity and a so-called "bad boy" guarantee, pursuant to which the Company's liability is generally limited to losses, damages, costs and expenses arising from certain "bad acts," including but not limited to fraud, willful misconduct, intentional misrepresentation, and certain other misconduct or defaults by the borrowers. The guaranty is full recourse to the Company, covering full payment of the outstanding debt under the loan agreement, only upon the occurrence of certain fundamental events, including but not limited to voluntary bankruptcy or certain other insolvency events with respect to the borrowers.

AMS C-Store JV, LLC

On January 30, 2025, the Company, through one of its subsidiaries, committed to fund $18.4 million of the preferred units of AMS C-Store JV, LLC with respect to convenience store property developments across Texas. The Company's expected maximum commitment under AMS C-Store JV, LLC is $18.4 million, of which $0.9 million was unfunded as of September 30, 2026.

The table below shows the Company's unfunded commitments by investment type as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Investment Type	Unfunded Commitments	Unfunded Commitments
Preferred Equity	$942	$2,121
Total	$942	$2,121

Contingencies

In the normal course of business, the Company is subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income (Loss) of the Company. The Company is not involved in any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company or its properties or subsidiaries.

Environmental liabilities could have a material adverse effect on the Company's business, assets, cash flows or results of operations. However, as of September 30, 2026, the Company was not aware of any environmental liabilities. There can be no assurance that material environmental liabilities do not exist.

Claymore is engaged in ongoing litigation that could result in a possible gain contingency to the Company. The probability, timing, and potential amount of recovery, if any, are unknown.

14. Leases

There are no tenants that make up greater than 10% of net rental income during the nine months ended September 30, 2026 and 2025.

Ground Lease

The Company has a ground lease situated in Durham County, North Carolina, with a subsidiary of OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. The lease has a remaining term of 2 years and a discount rate of 4.6% and contains five one-year extension options. As of September 30, 2026, the carrying amount of the right-of-use asset is $0.4 million, and the lease liability is $0.4 million.

The future minimum lease payments under the operating lease as of September 30, 2026 are as follows:

Years Ending December 31,	Minimum Lease Payment
2026	$52
2027	212
2028	217
Total undiscounted lease payments	481
Less: Present value discount	(74)
Total lease liability	$407

For the nine months ended September 30, 2026 and 2025, the Company recognized lease expense of $0.2 million and $0.2 million, respectively, recorded on a straight-line basis over the lease term.

15. Segment Reporting

The Company has two reportable segments: Diversified and Hospitality. For a description of the types of products and services from which these reportable segments derive their revenues, see Note 1. The accounting policies of both segments are the same as those described in the Summary of Significant Accounting Policies. The chief operating decision maker primarily assesses performance for the segments and decides how to allocate resources based on segment net income (loss). The measures of segment assets are based on each segment's total assets. The chief operating decision maker uses segment net income (loss) to evaluate profitability in deciding whether to reinvest profits into new or existing investments or into other parts of the entity, such as for dividend amounts. The Company's two reportable segments serve different strategic purposes. The Diversified segment primarily consists of activities focused on investing in various commercial real estate property types and across the capital structure, including but not limited to equity, mortgage debt, mezzanine debt and preferred equity. The majority of the Diversified segment's revenue is comprised of rental income, dividend income, and interest income. The Hospitality segment is focused on operating and renovating its U.S. located hospitality assets that meet its investment objective and criteria. The majority of the Hospitality segment's revenue is comprised of revenue from renting rooms and selling food and beverages. Therefore, the Company has identified Diversified and Hospitality as the two operating segments and the two reportable segments. The Company's chief operating decision maker is the president of the Company.

The following table presents the reportable segment measures of profitability, along with significant segment expenses (in thousands):

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total Revenues	$41,746	$18,628	$60,374	$42,947	$24,620	67,567
Less:
Property operating expense	4,739	10,186	14,925	4,996	13,077	18,073
Property management fees	647	478	1,125	493	716	1,209
Real estate taxes and insurance	3,232	1,314	4,546	3,222	1,506	4,728
Advisory and administrative fees	9,007	—	9,007	9,982	3,898	13,880
Property general and administrative expenses	2,018	2,875	4,893	1,703	3,212	4,915
Corporate general and administrative expenses	8,502	620	9,122	8,422	723	9,145
Depreciation and amortization	8,027	2,807	10,834	8,507	3,288	11,795
Impairment loss	—	—	—	—	1,752	1,752
Interest expense	9,572	6,622	16,194	11,226	9,590	20,816
Equity in losses of unconsolidated equity method ventures	8,863	—	8,863	748	—	748
Change in unrealized losses from non-real estate investments	49,550	—	49,550	77,464	—	77,464
Loss (gain) on extinguishment of debt and modification costs	210	—	210	—	—	—
Realized gains from non-real estate investments	(150)	—	(150)	(4,987)	—	(4,987)
Loss (gain) on sales of real estate	—	2,784	2,784	—	(37)	(37)
Income tax expense (benefit)	322	72	394	331	(754)	(423)
Net loss	$(62,793)	$(9,130)	$(71,923)	$(79,160)	$(12,351)	$(91,511)

The following table presents total assets for the reportable segments (in thousands):

	As of September 30, 2026			As of December 31, 2025
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Total assets	$877,778	$115,671	$993,449	$928,231	$146,421	$1,074,652

16. Mezzanine Equity

Redeemable Noncontrolling Interests in the OP

The following table sets forth the redeemable noncontrolling interests in the OP for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Redeemable noncontrolling interest in the OP, January 1,	$309	$—
Redeemable noncontrolling interests from NHT Merger	—	359
Net loss attributable to redeemable noncontrolling interests in the OP	(32)	(25)
Distributions to redeemable noncontrolling interests in the OP	(7)	(6)
Redeemable noncontrolling interest in the OP, September 30,	$270	$328

Redeemable Series B Preferred Shares

The following table sets forth the redeemable Series B Preferred Shares for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Redeemable Series B Preferred Shares, January 1,	$20,379	$—
Subscriptions	37,290	10,834
Accretion to redemption value	—	—
Redemptions	(225)	—
Redeemable Series B Preferred Shares, September 30,	$57,444	$10,834

17. Subsequent Events

Distributions Declared

On October 26, 2026, the Board approved a quarterly cash distribution of $0.03 per common share, payable on December 31, 2026 to shareholders of record on December 15, 2026. Also on October 26, 2026, the Board approved a quarterly distribution of $0.34375 per Series A Preferred Share, payable on December 31, 2026 to shareholders of record on December 23, 2026.

Cityplace Debt Extension

Effective November 8, 2026, the lender agreed to defer the maturity of the Cityplace debt to February 8, 2027.

Share Repurchase Program

On October 26, 2026, the Board authorized us to repurchase an indeterminate number of common shares and Series A Preferred Shares at an aggregate market value of up to $20.0 million during a two-year period that will expire on October 26, 2028. This authorization replaced the Board's prior share repurchase authorization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and our historical results of operations. The following should be read in conjunction with our financial statements and accompanying notes included herein and with our 2025 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Quarterly Report. See "Cautionary Statement Regarding Forward-Looking Statements" in this Quarterly Report and "Risk Factors" in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report.

Overview

As of September 30, 2026, our Portfolio consisted primarily of debt and equity investments in the single-family rental, self-storage, office, hospitality, life science and multifamily sectors. The Company has two reportable segments, Diversified and Hospitality. Diversified represents the Company's primary reportable segment and represents a significant majority of the Company's consolidated portfolio. The Diversified reportable segment is the legacy reportable segment and is focused on investing in various commercial real estate property types and across the capital structure, including but not limited to, equity, mortgage debt, mezzanine debt and preferred equity. The Hospitality segment is focused on operating and renovating its U.S. located hospitality assets that meet its investment objective and criteria. Substantially all of our business is conducted through the OP. The OP GP is the sole general partner of the OP and is owned 100% by the Company. As of September 30, 2026, there were 44,536,894.47 common units of the OP outstanding, of which 99.96% were owned by the Company.

As a diversified REIT, the Company's primary investment objective is to provide both current income and capital appreciation. Target underlying property types primarily include, but are not limited to, single-family rentals, multifamily, self-storage, life science, office, industrial, hospitality, net lease, retail and small-bay industrial. The Company may, to a limited extent, hold, acquire or transact in certain non-real estate securities. We are externally managed by the Adviser through the Advisory Agreement, by and among the Company and the Adviser. The Advisory Agreement was dated July 1, 2022, and amended on October 25, 2022, April 11, 2023, July 22, 2024, and September 19, 2025 for a term that will expire on July 1, 2027 and will automatically renew for successive one-year terms thereafter unless earlier terminated. The Adviser is wholly owned by our Sponsor.

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

On October 16, 2019, Highland, a former affiliate of our Sponsor, filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). On October 15, 2021, Marc S. Kirschner, as litigation trustee of a litigation subtrust formed pursuant to Highland's plan of reorganization and disclosure statement, which became effective on August 11, 2021 and was subsequently amended, filed a lawsuit (the "Bankruptcy Trust Lawsuit") against various persons and entities, including our Sponsor and James Dondero. The Bankruptcy Trust Lawsuit does not include claims related to our business or our assets or operations. On March 24, 2023, the litigation trustee filed a motion seeking to voluntarily stay the Bankruptcy Trust Lawsuit, which was granted by the Bankruptcy Court on April 4, 2023. On June 30, 2025, the Bankruptcy Court approved a settlement agreement between Highland and Hunter Mountain Investment

Trust ("HMIT") pursuant to which the claims asserted in the Bankruptcy Trust Lawsuit were assigned to HMIT. HMIT subsequently filed a motion to lift the stay of the Bankruptcy Trust Lawsuit, which was granted and became effective on July 15, 2026. The defendants have filed motions to dismiss the Bankruptcy Trust Lawsuit, which are pending before the trial court. In addition, on February 8, 2023, UBS Securities LLC and its affiliate (collectively, "UBS") filed a lawsuit in the Supreme Court of the State of New York, County of New York against Mr. Dondero and a number of other persons and entities seeking to collect on $1.3 billion in judgments UBS obtained against entities that were managed indirectly by Highland (the "UBS Lawsuit"). On September 23, 2026, the trial court entered judgment in favor of Mr. Dondero, disposing of all the claims UBS asserted against him. Neither the Bankruptcy Trust Lawsuit nor the UBS Lawsuit include claims related to our business or our assets. Our Sponsor and Mr. Dondero have informed us they believe the Bankruptcy Trust Lawsuit has no merit and we have been advised that the defendants named in the Bankruptcy Trust Lawsuit intend to vigorously defend against the claims. We do not expect the Bankruptcy Trust Lawsuit will have a material effect on our business, results of operations or financial condition.

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

In addition, the 21st Century ROAD to Housing Act (the "ROAD Act") was enacted into federal law on July 11, 2026 and will take effect on January 7, 2027. The ROAD Act generally imposes a federal restriction on the ability of large institutional investors to purchase single-family homes, subject to certain exemptions. The ROAD Act and the prospect of other such laws or regulations may adversely impact the value of certain of our investments.

Our website is located at nxdt.nexpoint.com. From time to time, we may use our website as a distribution channel for material company information.

Components of Our Revenues and Expenses

Revenues

Rental income. Our rental income is primarily attributable to the rental revenue from our investment in Cityplace, a 42-story, 1.36 million-square-foot, office building acquired in 2018 as well as rental income from one retail property. Our rental income also includes utility reimbursements, late fees, common area maintenance reimbursements, and other rental fees charged to tenants.

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

Equity in Earnings (Losses) of Unconsolidated Ventures. Equity in earnings (losses) of unconsolidated ventures represents the change in our basis in equity method investments resulting from our share of the investments' income and expenses. Profit and loss from equity method investments for which we've elected the fair value option are classified in dividend income, change in unrealized gains (losses) and realized gains (losses) as applicable.

Income Tax (Expense) Benefit. Income tax (expense) benefit is primarily derived from taxable gains from asset sales and other income earned from investments held in the TRSs in the Diversified segment and former NHT's TRSs.

Unrealized Gain (Loss) on Investments. Unrealized gains and losses represent changes in fair value for equity method investments, bonds, common stock, preferred stock, convertible notes, LLC interests, LP interests, rights, and senior loans for which the fair value option has been elected.

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

Real Estate Investments Statistics

As of September 30, 2026, the Diversified segment was invested in two retail properties, and one office, multifamily, and hospitality property (excluding investments in undeveloped land), and the Hospitality segment consisted of three hotel properties as listed below:

Diversified Segment:

	Rentable			Average Effective Monthly Occupied Rent Per Square Foot (1) as of	% Occupied (2) as of
Property Name	Square Footage	Property Type	Date Acquired	September 30, 2026	September 30, 2026
White Rock Center	82,793	Retail	6/13/2013	$1.64	81.4%
5916 W Loop 289	30,140	Retail	7/23/2013	$—	0.0%
Cityplace	1,365,711	Office, Multifamily & Hospitality (3)	8/15/2018	$2.10	39.7%
	1,478,644

Hospitality Segment:

Brand	Location	Name	Chain Scale	Service Scale	Year Built/Last Renovation	Rooms
Hilton Garden Inn	Dallas, Texas	Dallas Hilton Garden Inn	Upscale	Select-Service	1995/2016	240
Hyatt	Park City, Utah	Hyatt Place Park City	Upscale	Full-Service	2024	122
Marriott	St. Petersburg, Florida	St. Petersburg Marriott	Upper Upscale	Full-Service	2024	209
Total Rooms:						571

(1)
Average effective monthly occupied rent per square foot is equal to the average of the contractual rent for commenced leases as of September 30, 2026, minus any tenant concessions over the term of the lease, divided by the occupied square footage of commenced leases as of September 30, 2026.
(2)
Percent occupied is calculated as the rentable square footage occupied as of September 30, 2026, divided by the total rentable square footage, expressed as a percentage.
(3)
Cityplace is currently under redevelopment and the Company is converting part of the property into a hotel and part of the property into multifamily units, both of which were still under construction as of September 30, 2026.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The three months ended September 30, 2026 as compared to three months ended September 30, 2025

The following table sets forth a summary of our operating results for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change
Total revenues	$18,162	$17,459	$703
Total expenses	(17,809)	(20,788)	2,979
Operating income	353	(3,329)	3,682
Interest expense	(5,194)	(6,903)	1,709
Equity in losses of unconsolidated ventures	(7,990)	(581)	(7,409)
Change in unrealized losses	(40,757)	(2,505)	(38,252)
Realized gains	5	6	(1)
Income tax benefit	889	995	(106)
Net loss	(52,694)	(12,317)	(40,377)
Net income attributable to Series A preferred shareholders	(1,155)	(1,155)	—
Net income attributable to Series B preferred shareholders	(1,696)	(220)	(1,476)
Net loss attributable to redeemable noncontrolling interests in the OP	23	5	18
Net loss attributable to common shareholders	$(55,522)	$(13,687)	$(41,835)

The increase in net loss for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily related to an increase in unrealized losses and an increase in equity in losses of unconsolidated ventures, partially offset by an increase in operating income and decrease in interest expense.

Revenues

Rental income. Rental income was $2.9 million for the three months ended September 30, 2026, compared to $1.6 million for the three months ended September 30, 2025, which was an increase of approximately $1.3 million. The increase between the periods was primarily due to an adjustment recorded in the third quarter of 2025 for uncollectible lease income.

Room revenue. Room revenue was $3.8 million for the three months ended September 30, 2026, compared to $4.8 million for the three months ended September 30, 2025, which was a decrease of approximately $1.0 million. The decrease between the periods was primarily due to decreased occupancy at Dallas Hilton Garden Inn and the disposition of Hospitality properties in 2026 that were held in 2025.

Food and beverage revenue. F&B revenue was $0.3 million for the three months ended September 30, 2026, compared to $0.6 million for the three months ended September 30, 2025, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to decreased occupancy at Dallas Hilton Garden Inn and renovations at St. Petersburg Marriott.

Interest and dividends. Interest and dividends totaled $10.8 million for the three months ended September 30, 2026, compared to $10.2 million for the three months ended September 30, 2025, which was an increase of approximately $0.6 million. The increase between the periods was attributed to an increase in dividends from preferred stock investments and an increase in interest income from debt investments.

Other income. Other income was approximately $0.3 million for the three months ended September 30, 2026, compared to $0.4 million for the three months ended September 30, 2025, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to a decrease in resort charges, due to decreased occupancy at the Hospitality properties.

Expenses

Property operating expenses. Property operating expenses were $4.7 million for the three months ended September 30, 2026, compared to $5.6 million for the three months ended September 30, 2025, which was a decrease of approximately $0.9 million. The decrease between the periods was primarily due to the disposition of the Bradenton Hampton Inn & Suites property in March 2026.

Property management fees. Property management fees were $0.3 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025, which was flat.

Real estate taxes and insurance. Real estate taxes and insurance costs were $1.5 million for the three months ended September 30, 2026, compared to $1.3 million for the three months ended September 30, 2025, which was an increase of approximately $0.2 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace and our Hospitality properties. The increase between the periods is due to a favorable real estate tax appeal recognized at Cityplace in 2025.

Advisory and administrative fees. For the three months ended September 30, 2026, the Company incurred administrative fees and advisory fees of $3.0 million, compared to $3.2 million for the three months ended September 30, 2025, which was a decrease of approximately $0.2 million. The decrease between the periods is due to the disposition of the Bradenton Hampton Inn & Suites property in March 2026 and a decrease in investments at fair value.

Property general and administrative expenses. Property general and administrative expenses were $1.8 million for the three months ended September 30, 2026, compared to $1.3 million for the three months ended September 30, 2025, which was an increase of approximately $0.5 million. The increase between the periods is due to an increase in marketing and professional fees.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.0 million for the three months ended September 30, 2026, compared to $5.2 million for the three months ended September 30, 2025, which was a decrease of approximately $2.2 million. The decrease between periods was primarily due to a decrease in professional fees and corporate insurance.

Depreciation and amortization. Depreciation and amortization costs were $3.6 million for the three months ended September 30, 2026, compared to $3.9 million for the three months ended September 30, 2025, which was a decrease of approximately $0.3 million. The decrease between the periods is due to the disposition of the Bradenton Hampton Inn & Suites property in March 2026.

Other Income and Expense

Interest expense. Interest expense was $5.2 million for the three months ended September 30, 2026, compared to $6.9 million for the three months ended September 30, 2025, which was a decrease of approximately $1.7 million. The decrease between periods was primarily attributable to the extinguishment of the PC & B Loan in February 2026, the repayment of the portion of the OSL Loan allocated to the Bradenton Hampton Inn & Suites property in connection with the Bradenton Hampton Inn & Suites property sale in March 2026, and paydowns on other mortgage and note payable balances during the period, as well as a decrease in SOFR compared to the prior year period.

Equity in losses of unconsolidated ventures. Equity in losses of unconsolidated ventures was $8.0 million for the three months ended September 30, 2026, compared to $0.6 million for the three months ended September 30, 2025, which was an increase of approximately $7.4 million. The increase between periods was primarily due to a $7.0 million loss recognized on the Company's investment in Perilune following the sale of both of Perilune's aircraft and the liquidating distribution received in September 2026.

Income tax benefit. The Company recorded an income tax benefit of $0.9 million associated with the TRSs for the three months ended September 30, 2026 and $1.0 million associated with the TRSs for the three months ended September 30, 2025, which was a decrease of approximately $0.1 million. The decrease between periods was primarily due to an increase in current income tax expense and a return-to-provision adjustment, which was an expense in the current period compared to a benefit in the prior period, partially offset by a deferred income tax benefit resulting from the reversal of the net deferred tax liability of the NREO TRS.

Change in unrealized losses. Unrealized losses from our investments accounted for at fair value was $40.8 million for the three months ended September 30, 2026, compared to $2.5 million for the three months ended September 30, 2025, which was an increase of approximately $38.3 million. The losses for the three months ended September 30, 2026 were largely driven by mark-to-market losses on VineBrook Homes Operating Partnership, L.P. common units of $15.3 million, MidWave Wireless, Inc. common stock of $9.0 million, NexPoint SFR Operating Partnership, L.P. partnership units of $4.7 million, IQHQ LP interests of $3.3 million and NSP common stock of $3.2 million. The losses for the three months ended September 30, 2025 were largely driven by mark-to-market losses on NSP common stock of $16.0 million, NREF OP common units of $7.3 million, IQHQ LP interests of $5.2 million and NREF common stock of $3.2 million.

Realized gains. There were no material realized gains for the three months ended September 30, 2026 or 2025.

The nine months ended September 30, 2026 as compared to nine months ended September 30, 2025

The following table sets forth a summary of our operating results for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change
Total revenues	$60,374	$67,567	$(7,193)
Total expenses	(54,452)	(65,497)	11,045
Operating income	5,922	2,070	3,852
Interest expense	(16,194)	(20,816)	4,622
Equity in losses of unconsolidated ventures	(8,863)	(748)	(8,115)
Change in unrealized losses	(49,550)	(77,464)	27,914
Realized gains	150	4,987	(4,837)
Loss on extinguishment of debt and modification costs	(210)	—	(210)
(Loss) gain on sales of real estate	(2,784)	37	(2,821)
Income tax (expense) benefit	(394)	423	(817)
Net loss	(71,923)	(91,511)	19,588
Net income attributable to Series A preferred shareholders	(3,465)	(3,465)	—
Net income attributable to Series B preferred shareholders	(3,075)	(250)	(2,825)
Net loss attributable to noncontrolling interests in NHT	—	1,945	(1,945)
Net loss attributable to redeemable noncontrolling interests in the OP	32	25	7
Net loss attributable to common shareholders	$(78,431)	$(93,256)	$14,825

The change in our net loss for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily related to a decrease in unrealized losses on investments at fair value, lower interest expense, and an increase in operating income, partially offset by higher equity in losses of unconsolidated ventures, lower realized gains, a loss on sales of real estate recognized in 2026, and higher income tax expense.

Revenues

Rental income. Rental income was $8.7 million for the nine months ended September 30, 2026, compared to $9.0 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.3 million. The decrease between the periods was primarily due to a decrease in occupancy at Cityplace.

Room revenue. Room revenue was $15.9 million for the nine months ended September 30, 2026, compared to $21.4 million for the nine months ended September 30, 2025, which was a decrease of approximately $5.5 million. The decrease between the periods was primarily due to the disposition of the Bradenton Hampton Inn & Suites property in March 2026 and the disposition of other Hospitality properties in 2025.

Food and beverage revenue. F&B revenue was $1.7 million for the nine months ended September 30, 2026, compared to $2.2 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.5 million. The decrease between the periods was primarily due to the disposition of the Bradenton Hampton Inn & Suites property in March 2026 and the disposition of other Hospitality properties in 2025.

Interest and dividends. Interest and dividends totaled $32.5 million for the nine months ended September 30, 2026, compared to $34.1 million for the nine months ended September 30, 2025, which was a decrease of approximately $1.6 million. The decrease between the periods was attributed to a decrease in dividends from equity investments, offset by an increase in interest income.

Other income. Other income was approximately $1.5 million for the nine months ended September 30, 2026, compared to $1.0 million for the nine months ended September 30, 2025, which was an increase of approximately $0.5 million. The increase between the periods was primarily due to a co-development fee of approximately $0.5 million, offset by a decrease in resort charges, associated with the disposition of the Bradenton Hampton Inn & Suites property in March 2026 and the disposition of other Hospitality properties in 2025.

Expenses

Property operating expenses. Property operating expenses were $14.9 million for the nine months ended September 30, 2026, compared to $18.1 million for the nine months ended September 30, 2025, which was a decrease of approximately $3.2 million. The decrease between the periods was primarily due to the disposition of the Bradenton Hampton Inn & Suites property in March 2026 and the disposition of other Hospitality properties in 2025.

Property management fees. Property management fees were $1.1 million for the nine months ended September 30, 2026, compared to $1.2 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.1 million. The decrease between the periods was primarily due to the disposition of the Bradenton Hampton Inn & Suites property in March 2026 and the disposition of other Hospitality properties in 2025.

Real estate taxes and insurance. Real estate taxes and insurance costs were $4.5 million for the nine months ended September 30, 2026, compared to $4.7 million for the nine months ended September 30, 2025, which was a decrease of approximately $0.2 million. Real estate taxes and insurance expenses consist primarily of expenses from our investment in Cityplace and our Hospitality properties. The decrease between the periods was primarily due to the disposition of the Bradenton Hampton Inn & Suites property in March 2026 and the disposition of other Hospitality properties in 2025.

Advisory and administrative fees. For the nine months ended September 30, 2026, the Company incurred administrative fees and advisory fees of $9.0 million, compared to $13.9 million for the nine months ended September 30, 2025, which was a decrease of approximately $4.9 million. The decrease between the periods is due to the disposition of the Bradenton Hampton Inn & Suites property in March 2026, disposition of Hospitality properties in 2025, a decrease in investments at fair value and a termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory Agreement following the NHT Merger in 2025.

Property general and administrative expenses. Property general and administrative expenses were $4.9 million for the nine months ended September 30, 2026, compared to $4.9 million for the nine months ended September 30, 2025, which was flat.

Corporate general and administrative expenses. Corporate general and administrative expenses were $9.1 million for the nine months ended September 30, 2026, compared to $9.1 million for the nine months ended September 30, 2025, which was flat.

Depreciation and amortization. Depreciation and amortization costs were $10.8 million for the nine months ended September 30, 2026, compared to $11.8 million for the nine months ended September 30, 2025, which was a decrease of approximately $1.0 million. The decrease between the periods is due to the disposition of Hospitality properties in 2025.

Impairment loss. There was no impairment loss for the nine months ended September 30, 2026, compared to $1.8 million for the nine months ended September 30, 2025, which was a decrease of approximately $1.8 million. The decrease between the periods was primarily attributable to impairment losses recognized on properties classified as held for sale in 2025.

Loss on extinguishment of debt and modification costs. Loss on extinguishment of debt and modification costs was $0.2 million for the nine months ended September 30, 2026, compared to $0.0 million for the nine months ended September 30, 2025, which was an increase of $0.2 million. The increase between the periods was due to the extinguishment of the previous note due to OSL secured by White Rock Center in 2026.

Other Income and Expense

Interest expense. Interest expense was $16.2 million for the nine months ended September 30, 2026, compared to $20.8 million for the nine months ended September 30, 2025, which was a decrease of approximately $4.6 million. The decrease between periods is primarily attributable to the extinguishment of the PC & B Loan in February 2026, the repayment of the portion of the OSL Loan allocated to the Bradenton Hampton Inn & Suites property in connection with the Bradenton Hampton Inn & Suites property sale in March 2026, and paydowns on other mortgage and note payable balances during the period, as well as a decrease in SOFR compared to the prior year period.

Equity in losses of unconsolidated ventures. Equity in losses of unconsolidated ventures was $8.9 million for the nine months ended September 30, 2026, compared to $0.7 million for the nine months ended September 30, 2025, which was an increase of approximately $8.2 million. The increase between periods was primarily due to a $7.0 million loss recognized on the Company's investment in Perilune following the sale of both of Perilune's aircraft and the liquidating distribution received in September 2026.

Income tax benefit (expense). The Company recorded an income tax expense of $0.4 million associated with the TRSs for the nine months ended September 30, 2026 and an income tax benefit of $0.4 million associated with the TRSs for the nine months ended September 30, 2025, which was a decrease in benefit of approximately $0.8 million. The decrease between periods was primarily due to an increase in current income tax expense and a return-to-provision adjustment that resulted in expense in the current period compared to a benefit in the prior period, partially offset by a deferred income tax benefit resulting from the reversal of the net deferred tax liability of the NREO TRS.

Change in unrealized losses. Unrealized losses from our investments accounted for at fair value was $49.6 million for the nine months ended September 30, 2026, compared to $77.5 million for the nine months ended September 30, 2025, which was a decrease of approximately $27.9 million. The losses for the nine months ended September 30, 2026 were largely driven by mark-to-market losses on VineBrook Homes Operating Partnership, L.P. common units of $22.9 million, MidWave Wireless, Inc. common stock of $13.4 million, NexPoint SFR Operating Partnership, L.P. partnership units of $13.1 million, and IQHQ LP interests of $5.3 million, offset by mark-to-market gains on NREF OP common units of $5.8 million and NREF common stock of $4.3 million. The losses for the nine months ended September 30, 2025 were largely driven by mark-to-market losses on NSP common stock of $19.8 million, NREF OP Units of $9.3 million, IQHQ LP interests of $5.8 million and NREF common stock of $4.0 million.

Realized gains. Realized gains were $0.2 million for the nine months ended September 30, 2026, compared to $5.0 million for the nine months ended September 30, 2025, which was a decrease of approximately $4.8 million. The decrease was primarily due to the absence of significant gains recognized on the disposition of United Development Funding IV common equity that occurred during 2025.

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

NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in "—Consolidated Results of Operations" regarding the components of net income (loss) that are eliminated in the calculation of NOI.

Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

We define "Same Store NOI" as NOI for our properties that are comparable between periods, are stabilized and are not expected to cease being stabilized in the near future due to planned construction, renovation or similar activity that would materially impact operations. Please see below for a discussion of properties included as Same Store. We view Same Store NOI as an important measure of the operating performance of our properties because it allows us to compare operating results of properties owned for the entirety of the current and comparable periods and therefore eliminates variations caused by acquisitions or dispositions from the beginning of the compared period to the end of the current period.

There are two properties, White Rock Center and 5916 W Loop 289, in our same store pool for the three and nine months ended September 30, 2026 and 2025 (our "Same Store" properties). Our Same Store properties exclude Cityplace, the Dallas Hilton Garden Inn and St. Petersburg Marriott, because such properties were not yet stabilized, meaning construction or renovation was not completed. Non-Same Store properties include properties not yet stabilized. Our Same Store properties also exclude Hyatt Place Park City, as the property has planned construction, renovation or similar activity expected to commence in the near future that will result in the property not being stabilized.

Consolidated NOI and Same Store NOI for the Three and Nine Months Ended September 30, 2026 and 2025

The following table, which has not been adjusted for the effects of noncontrolling interests ("NCI"), reconciles our consolidated NOI for the three and nine months ended September 30, 2026 and 2025 to net income (loss), the most directly comparable GAAP financial measure (in thousands):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Net loss		$(52,694)	$(12,317)	$(71,923)	$(91,511)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees		2,979	3,218	9,007	13,880
Corporate general and administrative expenses		2,972	5,198	9,122	9,145
Income tax (benefit) expense		(889)	(995)	394	(423)
Depreciation and amortization		3,621	3,858	10,834	11,795
Interest expense		5,194	6,903	16,194	20,816
Non-operating property investment revenue	(1)	(10,944)	(10,191)	(33,354)	(34,130)
Realized gains from non-real estate investments		(5)	(6)	(150)	(4,987)
Change in unrealized losses from non-real estate investments		40,757	2,505	49,550	77,464
Equity in losses of unconsolidated equity method ventures		7,990	581	8,863	748
Impairment loss		—	—	—	1,752
Loss on extinguishment of debt and modification costs		—	—	210	—
(Gain) loss on sales of real estate		—	—	2,784	(37)
NOI		$(1,019)	$(1,246)	$1,531	$4,512
Less Non-Same Store
Revenues		$(6,723)	$(6,784)	$(25,562)	$(32,145)
Operating expenses		8,080	8,338	24,949	28,436
Same Store NOI		$338	$308	$918	$803

(1)
Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that is from non-operating properties such as dividend income and interest income.

The following table, which has not been adjusted for the effects of NCI, reconciles our NOI for each of our segments for the three and nine months ended September 30, 2026 to net income (loss), the most directly comparable GAAP financial measure by reportable segment (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026			2026
	Diversified	Hospitality	Total	Diversified	Hospitality	Total
Net loss	$(49,786)	(2,908)	$(52,694)	$(62,793)	$(9,130)	$(71,923)
Adjustments to reconcile net loss to NOI:
Advisory and administrative fees	2,979	—	2,979	9,007	—	9,007
Corporate general and administrative expenses	2,927	45	2,972	8,502	620	9,122
Income tax (benefit) expense	(772)	(117)	(889)	322	72	394
Depreciation and amortization	2,664	957	3,621	8,027	2,807	10,834
Interest expense	3,166	2,028	5,194	9,572	6,622	16,194
Non-operating property investment revenue (1)	(10,768)	(176)	(10,944)	(32,997)	(357)	(33,354)
Realized gains from non-real estate investments	(5)	—	(5)	(150)	—	(150)
Change in unrealized losses from non-real estate investments	40,757	—	40,757	49,550	—	49,550
Equity in losses of unconsolidated equity method ventures	7,990	—	7,990	8,863	—	8,863
Loss on extinguishment of debt and modification costs	—	—	—	210	—	210
Loss on sales of real estate	—	—	—	—	2,784	2,784
NOI	$(848)	$(171)	$(1,019)	$(1,887)	$3,418	$1,531
Less Non-Same Store
Revenues	$(2,403)	(4,320)	(6,723)	$(7,291)	$(18,271)	(25,562)
Operating expenses	3,589	4,491	8,080	10,096	14,853	24,949
Same Store NOI	$338	$—	$338	$918	$—	$918

(1)
Non-operating property investment revenue is defined as revenue included in the consolidated financial statements that are from non-operating properties such as dividend income and interest income.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Three Months Ended September 30, 2026 and 2025

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$495	$484	$11	2.3%
Same Store revenues	495	484	11	2.3%
Non-Same Store
Rental income	2,397	1,132	1,265	111.7%
Rooms	3,790	4,758	(968)	-20.3%
Food and beverage	327	553	(226)	-40.9%
Other income	209	341	(132)	-38.7%
Non-Same Store revenues	6,723	6,784	(61)	-0.9%
Total revenues	7,218	7,268	(50)	-0.7%

Operating expenses
Same Store
Property operating expenses	34	67	(33)	-49.3%
Real estate taxes and insurance	76	76	—	0.0%
Property management fees	24	24	—	0.0%
Property general and administrative expenses	23	9	14	N/M
Same Store operating expenses	157	176	(19)	-10.8%
Non-Same Store
Property operating expenses	4,632	5,522	(890)	-16.1%
Real estate taxes and insurance	1,408	1,238	170	13.7%
Property management fees	307	279	28	10.0%
Property general and administrative expenses	1,733	1,299	434	33.4%
Non-Same Store operating expenses	8,080	8,338	(258)	-3.1%
Total operating expenses	8,237	8,514	(277)	-3.3%
NOI
Same Store	338	308	30	9.7%
Non-Same Store	(1,357)	(1,554)	197	-12.7%
Total NOI	$(1,019)	$(1,246)	$227	-18.2%

See reconciliation of net income (loss) to NOI above under "Consolidated NOI and Same Store NOI for the three and nine months ended September 30, 2026 and 2025."

Consolidated Same Store Results of Operations for the Three Months Ended September 30, 2026 and 2025

As of September 30, 2026, our Same Store properties were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.20, compared to 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.18 as of September 30, 2025. For our Same Store properties, we recorded the following operating results for the three months ended September 30, 2026 and 2025.

Revenues

Rental Income. Rental income was $495.0 thousand for the three months ended September 30, 2026, compared to $484.0 thousand for the three months ended September 30, 2025, which was an increase of approximately $11.0 thousand, or 2.3%. The increase between periods was primarily due to increased rental income from tenant sales-based lease provisions.

Expenses

Property operating expenses. Property operating expenses were $34.0 thousand for the three months ended September 30, 2026, compared to $67.0 thousand for the three months ended September 30, 2025, which was a decrease of approximately $33.0 thousand or 49.3%. The decrease between the periods was primarily due to a decrease in repair and maintenance fees.

Real estate taxes and insurance. Real estate taxes and insurance costs were $76.0 thousand for the three months ended September 30, 2026, compared to $76.0 thousand for the three months ended September 30, 2025, which was flat.

Property management fees. Property management fees were $24.0 thousand for the three months ended September 30, 2026, compared to $24.0 thousand for the three months ended September 30, 2025, which was flat.

Property general and administrative expenses. Property general and administrative expenses were $23.0 thousand for the three months ended September 30, 2026, compared to $9.0 thousand for the three months ended September 30, 2025, which was an increase of approximately $14.0 thousand. The majority of the increase between the periods is due to legal fees associated with prospective tenant leases.

Consolidated NOI for Our Same Store and Non-Same Store Properties for the Nine Months Ended September 30, 2026 and 2025

The following table reflects the revenues, property operating expenses and NOI for the nine months ended September 30, 2026 and 2025 for our Same Store and Non-Same Store properties (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Same Store
Rental income	$1,458	$1,292	$166	12.8%
Same Store revenues	1,458	1,292	166	12.8%
Non-Same Store
Rental income	7,263	7,682	(419)	-5.5%
Rooms	15,947	21,389	(5,442)	-25.4%
Food and beverage	1,700	2,192	(492)	-22.4%
Other income	652	882	(230)	-26.1%
Non-Same Store revenues	25,562	32,145	(6,583)	-20.5%
Total revenues	27,020	33,437	(6,417)	-19.2%

Operating expenses
Same Store
Property operating expenses	187	189	(2)	-1.1%
Real estate taxes and insurance	227	216	11	5.1%
Property management fees	71	65	6	9.2%
Property general and administrative expenses	55	19	36	N/M
Same Store operating expenses	540	489	51	10.4%
Non-Same Store
Property operating expenses	14,738	17,884	(3,146)	-17.6%
Real estate taxes and insurance	4,319	4,512	(193)	-4.3%
Property management fees	1,054	1,144	(90)	-7.9%
Property general and administrative expenses	4,838	4,896	(58)	-1.2%
Non-Same Store operating expenses	24,949	28,436	(3,487)	-12.3%
Total operating expenses	25,489	28,925	(3,436)	-11.9%

NOI
Same Store	918	803	115	14.3%
Non-Same Store	613	3,709	(3,096)	-83.5%
Total NOI	$1,531	$4,512	$(2,981)	-66.1%

See reconciliation of net income (loss) to NOI above under "Consolidated NOI and Same Store NOI for the three and nine months ended September 30, 2026 and 2025."

Consolidated Same Store Results of Operations for the Nine Months Ended September 30, 2026 and 2025

As of September 30, 2026, our Same Store properties were approximately 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.20, compared to 59.7% leased with a weighted average monthly effective occupied rent per square foot of $1.18 as of September 30, 2025. For our Same Store properties, we recorded the following operating results for the nine months ended September 30, 2026 and 2025.

Revenues

Rental Income. Rental income was $1.5 million for the nine months ended September 30, 2026, compared to $1.3 million for the nine months ended September 30, 2025, which was an increase of approximately $0.2 million or 12.8%. The increase between periods was primarily due to increased rental income from tenant sales-based lease provisions at White Rock Center.

Expenses

Property operating expenses. Property operating expenses were $187.0 thousand for the nine months ended September 30, 2026, compared to $189.0 thousand for the nine months ended September 30, 2025, which was a decrease of approximately $2.0 thousand or 1.1%. The decrease between periods was primarily due to a decrease in repair and maintenance expenses.

Real estate taxes and insurance. Real estate taxes and insurance costs were $227.0 thousand for the nine months ended September 30, 2026, compared to $216.0 thousand for the nine months ended September 30, 2025, which was an increase of approximately $11.0 thousand or 5.1%. The increase between the periods was related to the absence of a favorable real estate tax appeal that was recognized in 2025.

Property management fees. Property management fees were $71.0 thousand for the nine months ended September 30, 2026, compared to $65.0 thousand for the nine months ended September 30, 2025, which was an increase of approximately $6.0 thousand, or 9.2%. The increase between the periods was primarily due to an increase in gross revenues, which is the basis of the management fee calculation.

Property general and administrative expenses. Property general and administrative expenses were $55.0 thousand for the nine months ended September 30, 2026, compared to $19.0 thousand for the nine months ended September 30, 2025, which was an increase of approximately $36.0 thousand. The majority of the increase between the periods was due to legal fees associated with prospective tenant leases.

Consolidated FFO and AFFO

We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. We also believe that funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT") and adjusted funds from operations ("AFFO") are important non-GAAP supplemental measures of operating performance for a REIT.

Since the historical cost accounting convention used for real estate assets requires depreciation except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that use historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income (loss), as defined by GAAP. We compute FFO attributable to common shareholders as net income (loss), excluding gains or losses from real estate dispositions and realized gains (losses), plus real estate depreciation and amortization, plus impairment losses. Our calculation of FFO differs slightly from NAREIT's definition of FFO because we exclude realized gains (losses). We believe the exclusion of realized gains (losses) is appropriate because these realized gains (losses) are not related to our real estate properties. Our presentation differs slightly in that we begin with net income (loss) before adjusting for amounts attributable to redeemable non-controlling interests in NHT and redeemable non-controlling interests in the OP and we show the combined amounts attributable to such non-controlling interests as an adjustment to arrive at FFO attributable to common shareholders.

AFFO makes certain adjustments to FFO in order to arrive at a more refined measure of the operating performance of our Portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts FFO to remove items such as gain (loss) on extinguishment of debt and modification costs, equity-based compensation expense and the amortization of deferred financing costs incurred in connection with obtaining long-term debt financing, non-controlling interests (as described above) related to these items, and change in unrealized gains (losses). In addition, we remove the termination fee paid to the former NHT Adviser in connection with the termination of the NHT Advisory

Agreement following the NHT Merger as it does not reflect the ongoing operations of the property owners. We believe AFFO is useful to investors as a supplemental gauge of our operating performance.

We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income (loss) as defined by GAAP and should not be considered as an alternative or substitute to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. Further, our computation of FFO and AFFO may not be comparable to FFO and AFFO reported by other REITs that calculate FFO and AFFO differently than we do.

The following table reconciles our calculations of FFO and AFFO to net income (loss), the most directly comparable GAAP financial measure, for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025	% Change (1)
Net loss		$(52,694)	$(12,317)	$(71,923)	$(91,511)	21.4%
Depreciation and amortization		3,621	3,858	10,834	11,795	8.1%
Realized gains		(5)	(6)	(150)	(4,987)	97.0%
Loss (gain) on sales of real estate		—	—	2,784	(37)	7624.3%
Impairment loss		—	—	—	1,752	100.0%
Adjustment for noncontrolling interests in NHT		—	—	—	615	100.0%
Adjustment for redeemable noncontrolling interests in the OP		23	5	32	25	28.0%
FFO		(49,055)	(8,460)	(58,423)	(82,348)	29.1%
Distributions to Series A preferred shareholders		(1,155)	(1,155)	(3,465)	(3,465)	0.0%
Distributions to Series B preferred shareholders		(1,696)	(220)	(3,075)	(250)	1130.0%
FFO attributable to common shareholders		(51,906)	(9,835)	(64,963)	(86,063)	24.5%

FFO per share - basic		$(0.99)	$(0.21)	$(1.26)	$(1.90)	33.7%
FFO per share - diluted		$(0.99)	$(0.21)	$(1.26)	$(1.90)	33.7%

Loss on extinguishment of debt and modification costs		—	—	210	—	0.0%
Equity-based compensation expense		1,575	1,138	4,024	3,605	11.6%
Amortization of deferred financing costs - long term debt		194	575	543	914	40.6%
Change in unrealized losses		40,757	2,505	49,550	77,464	36.0%
Termination fee expense		—	—	—	3,539	100.0%
AFFO attributable to common shareholders		(9,380)	(5,617)	(10,636)	(541)	1867.0%

AFFO per share - basic		$(0.18)	$(0.12)	$(0.21)	$(0.01)	2000.0%
AFFO per share - diluted		$(0.18)	$(0.12)	$(0.21)	$(0.01)	2000.0%

Weighted average common shares outstanding - basic		52,673	47,436	51,513	45,324	13.7%
Weighted average common shares outstanding - diluted	(2)	52,673	47,436	51,513	45,324	13.7%

Distributions declared per common share		$0.03	$0.15	$0.33	$0.45	-26.7%

Net loss coverage	(3)	-35.00x	-1.93x	-4.61x	-4.58x	0.7%
Net loss coverage - diluted	(3)	-35.00x	-1.93x	-4.61x	-4.58x	0.7%

FFO Coverage - diluted	(3)	-33.00x	-1.40x	-3.82x	-4.22x	-9.5%

AFFO Coverage - diluted	(3)	-6.00x	-0.80x	-0.64x	-0.02x	3100.0%

(1)
Represents the percentage change for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
(2)
The Company uses actual diluted weighted average common shares outstanding when in a dilutive position for FFO and AFFO.
(3)
Indicates coverage ratio of net income (loss)/FFO/AFFO per common share over distributions declared per common share during the period. In periods of net loss, diluted per share amounts equal basic per share amounts because potentially dilutive securities are anti-dilutive.

The three months ended September 30, 2026 as compared to the three months ended September 30, 2025

FFO was $(49.1) million for the three months ended September 30, 2026, compared to $(8.5) million for the three months ended September 30, 2025, which was a decrease of approximately $40.6 million. The change in FFO between the periods was primarily attributable to a $38.3 million increase in unrealized losses on the mark-to-market of our investments held at fair value and a $7.4 million increase in equity in losses of unconsolidated ventures, partially offset by a $2.7 million decrease in operating expenses and a $1.7 million decrease in interest expense.

AFFO was $(9.4) million for the three months ended September 30, 2026, compared to $(5.6) million for the three months ended September 30, 2025, which was a decrease of approximately $3.8 million. The change in our AFFO between the periods is primarily attributable to a $7.4 million increase in equity in losses of unconsolidated ventures, and a $1.5 million increase in distributions to Series B preferred shareholders, partially offset by a $3.2 million decrease in operating expenses and a $1.3 million decrease in interest expense resulting from debt paydowns and lower interest rates.

The nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

FFO was $(58.4) million for the nine months ended September 30, 2026, compared to $(82.3) million for the nine months ended September 30, 2025, which was an increase of approximately $23.9 million. The change in FFO between the periods was primarily attributable to a $27.9 million decrease in unrealized losses on the mark-to-market of our investments held at fair value, an $8.3 million decrease in operating expenses and a $4.6 million decrease in interest expense resulting from debt paydowns and lower interest rates, partially offset by an $8.2 million increase in equity in losses of unconsolidated ventures and a $7.2 million decrease in revenues. The decrease in revenues was primarily due to a $5.5 million decrease in room revenue as a result of property dispositions and a $3.4 million decrease in dividend income, partially offset by a $1.9 million increase in interest income.

AFFO was $(10.6) million for the nine months ended September 30, 2026, compared to $(0.5) million for the nine months ended September 30, 2025, which was a decrease of approximately $10.1 million. The change in our AFFO between the periods is primarily attributable to an $8.2 million increase in equity in losses of unconsolidated ventures, a $7.2 million decrease in revenues, a $2.8 million increase in distributions to Series B preferred shareholders and a $0.8 million change from an income tax benefit to an income tax expense, partially offset by a $5.2 million decrease in operating expenses and a $4.3 million decrease in interest expense resulting from debt paydowns and lower interest rates. The decrease in revenues was primarily due to a $5.5 million decrease in room revenue as a result of property dispositions and a $3.4 million decrease in dividend income, partially offset by a $1.9 million increase in interest income.

Net Asset Value

The SEC does not provide rules on the methodology we must use to determine our NAV or NAV per common share. The determination of NAV involves a number of subjective assumptions, estimates and judgments that may not be accurate or complete. We believe there is no established practice among REITs for calculating NAV. Different firms using different property-specific, general real estate, capital markets, economic and other assumptions, estimates and judgments could derive a NAV that could be significantly different from our NAV. Thus, other public REITs' methodologies used to calculate NAV may differ materially from ours. Additionally, our NAV differs from the values of our real estate assets as calculated in accordance with GAAP, in that we calculate NAV based on the Consolidated Balance Sheets as total assets minus total liabilities, less any equity attributable to preferred shareholders (such as the Series A Preferred Shares and the Series B Preferred Shares) and noncontrolling interests. Our NAV per common share is calculated by dividing our NAV by our common shares outstanding as of the last day of the reporting period, as presented in our consolidated financial statements. Beginning with the quarter ended September 30, 2026, the number of common shares outstanding used to calculate our NAV per common share does not include (i) equity attributable to preferred shareholders (such as the Series A Preferred Shares and the Series B Preferred Shares) and noncontrolling interests as they are subtracted from our NAV so we do not consider preferred and noncontrolling interests as dilutive securities for purposes of NAV and (ii) other potentially dilutive securities to the extent they would be antidilutive during periods of loss, such as unvested equity awards. For periods prior to the quarter ended September 30, 2026, NAV per common share was calculated using diluted common shares outstanding, which also included common shares assumed to be issued upon redemption of any outstanding and applicable Series B Preferred Shares. NAV per common share for those prior periods is presented as previously published and has not been recast. We calculate NAV per common share on a quarterly basis beginning with the quarter ended December 31, 2024.

The presentation of NAV and NAV per common share below is intended to be the Applicable NAV (as defined in the statement of preferences of the Series B Preferred Shares) for purposes of the offering of the Series B Preferred Shares. The below table presents the NAV calculation for the quarter ended September 30, 2026, along with the previously published Applicable NAV figures for past quarters (in thousands, except per common share amounts):

As Of	Total Assets	Total Liabilities	Series A Preferred Shares (1)	Series B Preferred Shares (2)	NCI	NAV	Common Shares Outstanding (3)	NAV Per Common Share
September 30, 2026	993,449	(325,103)	(83,252)	(57,444)	(270)	527,380	51,846	$10.17
June 30, 2026	1,039,169	(324,052)	(83,252)	(41,825)	(294)	589,746	63,196	$9.33
March 31, 2026	1,026,646	(323,634)	(83,252)	(28,066)	(296)	591,398	59,192	$9.99
December 31, 2025	1,074,652	(353,873)	(83,252)	(20,379)	(309)	616,839	57,318	$10.76

(1)
Represents the liquidation preference, net of approximately $738 thousand issuance costs, from the issuance of the Company's Series A Preferred Shares.
(2)
Represents the liquidation preference, net of approximately $5.3 million issuance costs, from the issuance of the Company's Series B Preferred Shares.
(3)
As described above, beginning with the quarter ended September 30, 2026, NAV per share is calculated using common shares outstanding as of the last day of the reporting period. Prior to September 30, 2026, NAV per share was calculated using diluted common shares outstanding, including common shares assumed to be issued upon redemption of the Series B Preferred Shares. Previously published Applicable NAV amounts have not been revised and remain the Applicable NAV for Series B Preferred Shares issued in those periods.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for debt maturities, operating expenses and other expenditures including:

•
capital expenditures to continue the ongoing development of Cityplace;
•
capital expenditures, including recurring maintenance, necessary to maintain our properties;
•
interest expense and scheduled principal payments on outstanding indebtedness (see "—Obligations and Commitments" below);
•
distributions necessary to qualify for taxation as a REIT;
•
income taxes for taxable income generated by TRS entities;
•
acquisition of additional properties or investments;
•
advisory and administrative fees payable to our Adviser;
•
general and administrative expenses;
•
reimbursements to our Adviser; and
•
property management fees.

We expect to meet our short-term liquidity requirements generally through our investment income, existing cash balance, the Series B Preferred Offering and, if necessary, future debt or equity issuances. As of September 30, 2026, we had $19.4 million of cash available to meet our short-term liquidity requirements. As of September 30, 2026, we also had $33.1 million of restricted cash held in reserve by the lender on the Cityplace debt. These reserves include escrows for property taxes and insurance, reserves for tenant improvements as well as required excess collateral. As of September 30, 2026, we also had $0.7 million of restricted cash held in reserve by the lender on the White Rock Center debt. These reserves include a lender-held reserve for tenant improvements, leasing commissions and capital expenditures related to the property. As of September 30, 2026, we also had $0.8 million of restricted cash held in reserve by the lender on the NexBank Revolver (as defined below). These reserves are to be used for future interest payments on the debt facility. As of September 30, 2026, we also had $4.9 million of restricted cash reserves associated with the Hospitality segment for brand-mandated performance improvement plans and furniture, fixtures and equipment upgrades arising from the execution of the Company's franchise agreement and future insurance and property tax expenses.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional properties, make additional accretive investments pursuant to our investment strategy, renovations and other capital expenditures to improve our properties and scheduled debt payments and distributions. We expect to meet our long-term liquidity requirements through various sources of capital, which may include the Series B Preferred Offering, future debt or equity issuances, existing working capital, net cash provided by operations, long-term mortgage indebtedness and other secured and unsecured borrowings, and property and non-real estate asset dispositions. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity, market perceptions about us and restrictions on sales of properties under the Code. The success of our business strategy will depend, in part, on our ability to access these various capital sources.

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

The Company is focused on reallocating its asset allocation across sectors in which our Sponsor has extensive experience and expertise. This re-focusing will involve selling legacy assets that do not fall within our core investment strategy or recycling assets at attractive prices. A more favorable capital market environment, with lower interest rates and increased liquidity, is expected to facilitate this process. The Company's objective is to opportunistically sell $100 million to $150 million in assets to free up capital for reinvestment (through debt or equity) in target asset classes such as residential, hospitality, self-storage, and life sciences, or to repurchase the Company's common shares.

We believe that our available cash, expected operating cash flows, and potential debt or equity financings will provide sufficient funds for our operations, anticipated scheduled debt service payments and distribution requirements for the twelve-month period following September 30, 2026. See "—Debt" for additional details regarding our indebtedness and related liquidity requirements.

Series B Preferred Shares Offering

On January 30, 2025, the Company announced the launch of a continuous public offering of up to 16,000,000 shares of its Series B Preferred Shares at a price to the public of $25.00 per share, for gross proceeds of up to $400.0 million. The Series B Preferred Shares are convertible at the option of the holder thereof into our common shares beginning on the first day of the month following the third anniversary of the date of original issuance of the shares to be converted if the 5-day volume weighted average price of our common shares on the NYSE ending on the trading day immediately preceding the date the holder delivers a duly completed conversion notice to the Company (such 5-day VWAP, the "Market Price") represents a 15.0% premium to the estimated fair market NAV of the Company per common share as most recently published by the Company at the time of issuance of the applicable Series B Preferred Share (the "Minimum Market Price Trigger"). If the Minimum Market Price Trigger is satisfied, the Series B Preferred Shares will be convertible at a 6%, 10% or 12% discount to the Market Price beginning on the first day of the month following the third, fourth and fifth anniversary of the date of original issuance of the shares to be converted, respectively. Beginning on the first day of the calendar month following the date of original issuance, the Series B Preferred Shares are redeemable at the option of the holder at a redemption price per share equal to the stated value of $25.00 per share, plus all accrued but unpaid cash distributions and less certain redemption fees. After the first day of the first quarter following the second anniversary of the date of original issuance, the Company also has the option to redeem, in whole or in part, subject to certain restrictions in the Company's agreement and declaration of trust and the statement of preferences setting forth the terms of the Series B Preferred Shares, at a redemption price per share equal to the stated value of $25.00 per share, plus any accrued but unpaid cash distributions. In all optional redemptions, the Company has the right, in its sole discretion, to pay the redemption in cash or in equal value of the Company's common shares for so long as the common shares are listed or admitted to trading on the NYSE or another national securities exchange or automated quotation system. NexPoint Securities, Inc., an affiliate of the Adviser, serves as the Dealer Manager in connection with the offering. The Dealer Manager uses its reasonable best efforts to sell the Series B Preferred Shares offered in the offering, and the Company pays the Dealer Manager, subject to the discounts and other special circumstances described or referenced therein, (i) Selling Commissions of 7.0% of the aggregate gross proceeds from sales of Series B Preferred Shares in the offering and (ii) a Dealer Manager Fee of 3.0% of the gross proceeds from sales of Series B Preferred Shares in the offering. The Dealer Manager, subject to federal and state securities laws, will reallow all or any portion of the Selling Commissions and may reallow a portion of the Dealer Manager Fee to other securities dealers that the Dealer Manager may retain who sold the Series B Preferred Shares. The Company expects that the offering will terminate on the earlier of the date the Company sells all 16,000,000 Series B Preferred Shares in the offering or August 1, 2027 (which is the third anniversary of the effective date of the Company's registration statement), which may be extended by the Board in its sole discretion. The Board may elect to terminate this offering at any time. As of September 30, 2026, the Company has sold 2,584,320 shares of the Series B Preferred Shares for total gross proceeds of $63.3 million.

Cash Flows

The following table presents selected data from our consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(9,329)	$7,986
Net cash provided by investing activities	33,448	34,617
Net cash used in financing activities	(16,674)	(41,344)
Net increase in cash, cash equivalents and restricted cash	7,445	1,259
Cash, cash equivalents and restricted cash, beginning of period	51,407	48,901
Cash, cash equivalents and restricted cash, end of period	$58,852	$50,160

Cash flows from operating activities. During the nine months ended September 30, 2026, net cash used in operating activities was $9.3 million, compared to net cash provided by operating activities of $8.0 million for the nine months ended September 30, 2025. The change in cash flows from operating activities was mainly attributable to unfavorable changes in operating assets and liabilities, a decrease in distributions of earnings received from unconsolidated ventures, and an increase in paid-in-kind interest and dividends, partially offset by a decrease in operating expenses and lower interest expense.

Cash flows from investing activities. During the nine months ended September 30, 2026, net cash provided by investing activities was $33.4 million, compared to net cash provided by investing activities of $34.6 million for the nine months ended September 30, 2025. The change in cash flows from investing activities was mainly attributable to a decrease in proceeds from asset redemptions, a decrease in proceeds from return of investment, a decrease in proceeds from the sale of consolidated real estate, and an increase in additions to consolidated real estate, substantially offset by a decrease in cash used for purchases of investments.

Cash flows from financing activities. During the nine months ended September 30, 2026, net cash used in financing activities was $16.7 million, compared to net cash used in financing activities of $41.3 million for the nine months ended September 30, 2025. The change in cash flows from financing activities was mainly attributable to increased mortgage proceeds received, increased proceeds from the issuance of Series B Preferred Shares, and a decrease in credit facility payments, partially offset by increased paydowns on mortgage debt, the repurchase of common shares, and increased distributions paid to Series B Preferred and common shareholders.

Debt

Mortgage Debt

As of September 30, 2026, our consolidated subsidiaries had aggregate mortgage debt outstanding to third parties of approximately $196.5 million at a weighted average interest rate of 7.07%. See Note 5 to our consolidated financial statements for additional information.

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

Cityplace Debt

Effective November 8, 2026, the lender agreed to defer the maturity of the Cityplace debt to February 8, 2027. Management is currently engaged in discussions with the lender regarding the further extension of the maturity date of the Cityplace debt. Management cannot provide assurance that the lender will agree to such an extension. While the lender has not yet demanded payment of the Cityplace indebtedness, management cannot provide assurance that the lender will not exercise its right to do so or exercise its other remedies under the credit agreement, including foreclosing on Cityplace.

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

Revolving Credit Facility

On May 22, 2023, the Company entered into a revolving credit facility with NexBank (the "NexBank Revolver"), with the option for the Company to receive additional disbursements thereunder up to a maximum amount of $50.0 million, and which matures on November 21, 2026. The NexBank Revolver bears interest at one-month SOFR plus 3.50% and has one remaining six-month extension option. As of September 30, 2026, the NexBank Revolver had an outstanding balance of $8.4 million. As of September 30, 2026, the Company held $0.8 million in restricted cash in the interest reserve account.

Notes Payable, Freedom LHV

On August 2, 2024, the Company, through Freedom LHV, an indirect subsidiary of the Company, borrowed approximately $10.0 million from OSL, an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. On June 26, 2026, Freedom LHV repaid the OSL note in full.

Mortgages Payable, Hospitality

On February 28, 2019, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $59.4 million Note A Loan and a $28.6 million Note B Loan with ACORE Capital Mortgage, LP. The Note A Loan bears interest at a variable rate equal to 30-day SOFR plus 2.00% and is set to mature on February 8, 2027. The Note B Loan bears interest at a variable rate equal to 30-day SOFR plus 6.46% and is set to mature on February 8, 2027. As of September 30, 2026, the Note A Loan and Note B Loan had an outstanding balance of $23.7 million and $11.4 million and effective interest rates of 5.65% and 10.11%, respectively.

On February 15, 2022, in connection with the acquisition of the Hyatt Place Park City and Bradenton Hampton Inn & Suites properties, NHT, through subsidiaries of NHT OP, entered into a borrowing arrangement for a $39.3 million loan (the "PC & B Loan") with AREEIF Lender, LLC. On February 12, 2026, the PC & B Loan was paid in full and extinguished with proceeds from the OSL Loan.

On February 12, 2026, certain indirect subsidiaries of the Company entered into the OSL Loan with OSL, bearing interest at a fixed rate of 8.5% per annum and maturing on February 12, 2029, subject to certain extension rights. The OSL Loan was originally secured by mortgages on the Bradenton Hampton Inn & Suites and the Hyatt Place Park City, with allocated loan amounts of $25.3 million and $14.1 million, respectively. Following the sale of the Bradenton Hampton Inn & Suites property on March 24, 2026, the OSL Loan is secured solely by the Hyatt Place Park City property as of September 30, 2026, with an outstanding balance of $14.1 million.

The loan documents, including the guaranty, for the Note A Loan and Note B Loan contain customary representations, warranties, and events of default, which require a subsidiary of the Company to comply with affirmative and negative covenants.

Convertible Notes, Hospitality

A subsidiary of the Company also assumed several convertible notes with affiliates of the NHT Adviser at the closing of the NHT Merger, including certain notes that are convertible as to both principal and interest at any time while the notes are outstanding and certain notes, the Fixed Rate Convertible Notes, that are convertible as to principal only during the five-year period following their respective issuance dates at fixed rates ranging from 2.25% to 7.50% (which were market interest rates at the time of their issuance). As of September 30, 2026, $33.0 million aggregate principal amount of the Fixed Rate Convertible Notes were convertible. No Fixed Rate Convertible Notes will remain convertible after September 30, 2027. As of September 30, 2026, the net carrying amount of the convertible notes due to affiliates of the former NHT Adviser was $53.0 million.

Promissory Notes Due to Affiliates

In connection with the NHT Merger, on April 17, 2025, several promissory notes with affiliates of the Company were issued due to a limitation on common shares issued to affiliates of the issuer by the NYSE. The aggregate principal amount of such promissory notes was $0.8 million, each with an interest rate of 7.334% and maturing on April 17, 2027, with two one-year extension options. As of September 30, 2026, the carrying amount of the promissory notes due to affiliates was $0.9 million.

Obligations, Commitments and Investment Opportunities

The following table summarizes our contractual obligations and commitments as of September 30, 2026 for the next five calendar years subsequent to September 30, 2026.

	Payments Due by Period (in thousands)
	Total		2026	2027	2028	2029	2030	Thereafter
Property Level Debt
Principal payments	$209,742		$—	$184,227	$—	$14,140	$—	$11,375
Interest expense	11,638		3,707	3,815	1,997	935	795	389
Total	$221,380		$3,707	$188,042	$1,997	$15,075	$795	$11,764

Prime Brokerage Borrowing
Principal payments	$5,653		$—	$—	$—	$—	$—	$5,653	(1)
Interest expense	1,054		62	248	248	248	248	—	(1)
Total	$6,707		$62	$248	$248	$248	$248	$5,653

Series A Preferred Shares
Distribution payments	N/A	(2)	$1,155	$4,620	$4,620	$4,620	$4,620	N/A	(2)

Series B Preferred Shares
Distribution payments	N/A	(2)	$1,448	$5,792	$5,792	$5,792	$5,792	N/A	(2)

Credit Facility
Principal payments	$67,344		$8,370	$21,363	$—	$—	$—	$37,611
Interest expense	22,239		738	1,595	1,416	1,416	1,416	15,658
Total	$89,583		$9,108	$22,958	$1,416	$1,416	$1,416	$53,269

Total contractual obligations and commitments	$361,921		$15,480	$221,660	$14,073	$27,151	$12,871	$70,686

(1)
Assumes no additional borrowings or repayments. The Prime Brokerage balance has no stated maturity date.
(2)
The Series A Preferred Shares and the Series B Preferred Shares are perpetual.

Advisory Agreement

As consideration for the Adviser's services under the Advisory Agreement, we pay our Adviser the Fees, which includes the Advisory Fee equal to 1.00% of Managed Assets and the Administrative Fee equal to 0.20% of the Company's Managed Assets. With respect to Fees accrued during the period from January 1, 2025 to September 19, 2025, the Administrative Fee was paid in cash and the monthly installment of the Advisory Fees was paid one-half in cash and one-half in common shares of the Company. Pursuant to the Advisory Agreement, Fees accrued after September 19, 2025 are to be paid entirely in cash unless the Adviser elects, in its sole discretion, to receive a portion of the Fees in common shares of the Company. For additional information, see Note 12 to our consolidated financial statements.

We also generally reimburse our Adviser for operating or offering expenses it incurs on our behalf or in connection with the services it performs for us. The Adviser may, at its discretion and at any time, waive its right to reimbursement for eligible out-of-pocket expenses paid on the Company's behalf. Once waived, those expenses are considered permanently waived and become non-recoupable.

For the three and nine months ended September 30, 2026, the Company expensed $3.0 million and $9.0 million, respectively, related to the Fees.

NHT Advisory Agreement

Prior to the closing of the NHT Merger on April 17, 2025, as consideration for the NHT Adviser's services under the NHT Advisory Agreement, NHT paid the NHT Adviser an advisory fee equal to 1.00% of the REIT Asset Value (as defined in the NHT Advisory Agreement). Pursuant to the terms of the NHT Advisory Agreement, NHT reimbursed the NHT Adviser for all documented Operating Expenses (as defined in the NHT Advisory Agreement) and offering expenses it incurred on behalf of NHT. Expenses paid or incurred by NHT for advisory fees payable to the NHT Adviser, Operating Expenses incurred by the NHT Adviser or its affiliates in connection with the services it provides to NHT and its subsidiaries and compensation expenses relating to equity awards granted under a long-term incentive plan of NHT would not exceed 1.5% of the REIT Asset Value for the calendar year (or part thereof) that the NHT Advisory Agreement is in effect (the "NHT Expense Cap"). The NHT Expense Cap did not apply to legal, accounting, financial, due diligence and other service fees incurred in connection with extraordinary litigation and mergers and acquisitions and other events outside NHT's ordinary course of business or any out-of-pocket acquisition or due diligence expenses incurred in connection with the acquisition or disposition of real estate assets. From the date of the NHT Acquisition to the period ended December 31, 2024, NHT incurred expenses subject to the NHT Expense Cap of $3.4 million. From January 1, 2025 through April 17, 2025, NHT incurred expenses subject to the NHT Expense Cap of $1.9 million. The NHT Advisory Agreement was terminated in connection with the closing of the NHT Merger on April 17, 2025. As of September 30, 2026, there is a remaining payable of advisory fees pursuant to the NHT Advisory Agreement of $11.3 million.

Alewife Holdings Loan

On May 10, 2024, the OP entered into an Assignment and Assumption and Co-Lender Agreement with NREF OP IV and OSL, pursuant to which NREF OP IV assigned the right to fund up to 9% of the Alewife Loan to be made to Alewife Holdings to the OP and allocated the right to fund up to 9% of the Alewife Loan to OSL. NREF OP IV is a subsidiary of NREF, an entity managed by an affiliate of the Adviser. OSL is an entity that may be deemed an affiliate of the Adviser through common beneficial ownership. Effective January 2, 2025, NREF OP IV and OSL entered into an Assignment and Assumption and Co-Lender Agreement, pursuant to which NREF OP IV assigned $7.5 million of interest in the Alewife Loan to OSL for cash and increased OSL's allocation of the right to fund up to 10.32% of the Alewife Loan. In addition, at any time and from time to time, NREF may purchase up to all of the amounts funded by OSL in the Alewife Loan from OSL. Upon receipt of a draw request, the OP and OSL have the right to elect to fund an amount equal or greater than zero and up to (i) 9% or 10.32%, respectively, of the total amount of all advances previously made under the Alewife Loan plus the amount of the then current borrowing, (ii) less the total amount of advances previously made by the OP and OSL, respectively. NREF OP IV is required to fund any amounts not funded by OSL and the OP. At any time that the OP and OSL have funded less than their respective percentages of all advances made under the Alewife Loan, the OP and OSL have the option upon notice to NREF OP IV to pay to NREF OP IV any amount of such unfunded amount. Upon such payment, the OP or OSL would become entitled to all interest and fees accrued on the amount paid to NREF OP IV on and after the date of such payment. As of September 30, 2026 $23.8 million of the Alewife Loan is unfunded and the Company has not funded any amounts.

IQHQ Subscription Agreement and Warrant

On December 31, 2024, Bridge Investor I entered into a Subscription Agreement ("IQHQ Subscription Agreement") whereby Bridge Investor I committed to purchase $160.1 million of Series E preferred stock of IQHQ, Inc. In connection with the IQHQ Subscription Agreement, on December 31, 2024, Bridge Investor I also entered into a Warrant Purchase Agreement (the "IQHQ Warrant Purchase Agreement") whereby IQHQ Holdings, LP ("IQHQ Holdings") issued and sold a corresponding warrant to Bridge Investor I to purchase Class A-3 Units of IQHQ Holdings (as amended, the "IQHQ Series E Warrant"). The IQHQ Series E Warrant entitles the holder to purchase, at an exercise price of $0.01, Class A-3 Units of IQHQ Holdings initially intended to represent up to 10.25% of the fully diluted and outstanding common equity of IQHQ

Holdings. The IQHQ Series E Warrant is exercisable, in whole or in part, at any time for ten years unless there is an earlier change of control, initial public offering or liquidation.

In connection with the IQHQ Subscription Agreement and IQHQ Warrant Purchase Agreement, the OP, along with NREF, through certain subsidiaries, and certain entities advised by affiliates of our Adviser (the "IQHQ Participating Purchasers") entered into a participation rights agreement with Bridge Investor I pursuant to which the OP and the IQHQ Participating Purchasers have a right to fund up to specified amounts of the IQHQ Subscription Agreement and the IQHQ Series E Warrant. Upon receipt of a draw request, each IQHQ Participating Purchaser has the right to elect to fund an amount equal or greater than zero up to their respective preemptive right under the IQHQ Holdings or IQHQ, L.P. organizational documents less the total amount of advances previously made by such IQHQ Participating Purchaser. Upon receipt of a draw request, the OP will also have the right to elect to fund an amount equal or greater than zero up to 50% of the total requested amount that is not funded by the IQHQ Participating Purchasers. NREF would be required to fund any amounts not funded by the IQHQ Participating Purchasers and the OP. At any time that the IQHQ Participating Purchasers have funded less than their respective participation amounts, the IQHQ Participating Purchasers have the option to pay NREF or the OP (to the extent it has funded) any amount of such unfunded amount. Upon such payment, the IQHQ Participating Purchaser would become entitled to all interest accrued on the amounts paid to NREF or the OP, if applicable, on and after the date of such payment. Bridge Investor I can allocate all or any portion of the IQHQ Series E Warrant to any parties to the participation rights agreement.

As of September 30, 2026, the IQHQ Subscription Agreement and the IQHQ Series E Warrant were fully funded and the Company did not fund any amounts.

Income Taxes

U.S. REIT Status

We anticipate that we will continue to qualify to be taxed as a REIT for U.S. federal income tax purposes, and we intend to continue to be organized and to operate in a manner that will permit us to qualify as a REIT. However, we can give no assurance that we will maintain REIT qualification. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual "REIT taxable income", as defined by the Code, to shareholders. As a REIT, we will be subject to federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. Taxable income from certain non-REIT activities is managed through a TRS and is subject to applicable federal, state, and local income and margin taxes. The Company has recorded a current income tax expense of $0.4 million associated with the TRSs for the nine months ended September 30, 2026, which is largely driven by income from the Company's preferred stock investments and investments in debt instruments not secured by mortgages on real property. The tax expense was increased by current income tax expense of $2.0 million and a return-to-provision adjustment of $0.5 million for the NHF TRS related to the 2025 tax return. This was partially offset by a deferred income tax benefit of $1.9 million resulting from the reversal of the net deferred tax liability of the NREO TRS and a return-to-provision benefit of $0.2 million for the NHT TRSs, resulting in aggregate income tax expense of $0.4 million for the nine months ended September 30, 2026, that is recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss).

If we fail to qualify as a REIT in any taxable year, we could be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and distributions paid to our shareholders would not be deductible by us in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income (loss) and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT. As of September 30, 2026, we believe we are in compliance with all applicable REIT requirements.

We evaluate the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are "more-likely-than-not" (greater than 50% probability) of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Our management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain states. As of September 30, 2026 and to our knowledge, we have no examinations in progress and none are expected at this time.

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

We had no material unrecognized tax benefit or expense, accrued interest or penalties as of September 30, 2026 and 2025. We and our subsidiaries are subject to federal income tax as well as income tax of various state and local jurisdictions. The 2025, 2024 and 2023 tax years remain open to examination by tax jurisdictions to which our subsidiaries and we are subject. When applicable, we recognize interest and/or penalties related to uncertain tax positions on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We will make distribution payments based on our estimate of taxable earnings per common share, but not earnings calculated pursuant to GAAP. Our distributions and taxable income and GAAP earnings will typically differ due to items such as depreciation and amortization, fair value adjustments, differences in premium amortization and discount accretion, investments held through our TRSs, book/tax differences on income derived from partnerships, and non-deductible general and administrative expenses. Our quarterly dividends per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share. Our Board declared a distribution on our common shares of $0.03 per share which was paid on September 30, 2026 to shareholders of record on September 15, 2026. Our Board declared a distribution on our Series A Preferred Shares of $0.34375 per share which was paid on September 30, 2026, to shareholders of record on September 23, 2026. Our Board declared three distributions on our Series B Preferred Shares of $0.1875 per share each, which were paid on October 5, 2026, September 8, 2026 and August 5, 2026, to shareholders of record on September 25, 2026, August 25, 2026 and July 24, 2026, respectively. We expect that distributions on our common shares, when, if and as declared by our Board, will be declared on a quarterly basis.

Off-Balance Sheet Arrangements

As of September 30, 2026, we had the following off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company is a guarantor on dividend payments with respect to Series D Preferred Stock of NSP, which may be deemed an affiliate of the Adviser. As of September 30, 2026, the outstanding NSP Series D Preferred Stock accrued dividends were $16.8 million, and the Company and NREF OP IV REIT Sub, LLC are jointly and severally liable for 85.90% of the guaranteed amount. See Note 13 to our consolidated financial statements for additional information.

The Company is a guarantor on the Citi Loan, with an aggregate principal amount of $750.0 million outstanding as of September 30, 2026, pursuant to the Citi Guaranty. See Note 13 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on one of its subsidiary's loans with an aggregate principal amount of $35.2 million as of September 30, 2026. See Note 12 to our consolidated financial statements for additional information.

The Company is a limited guarantor and an indemnitor on the OSL Loan, which has an aggregate principal amount of $14.1 million outstanding, as of September 30, 2026. See Note 12 to our consolidated financial statements for additional information.

The Company is a guarantor and an indemnitor on the Cityplace debt, with an aggregate principal amount of $135.8 million outstanding as of September 30, 2026. See Note 12 to our consolidated financial statements for additional information.

The Company is a guarantor on a loan made by Federal Home Loan Mortgage Corporation to NexPoint WLIF I Borrower, LLC, with an aggregate principal amount of $65.8 million outstanding as of September 30, 2026. See Note 13 to our consolidated financial statements for additional information.

The OP, together with Calida Holdings III, LP, is a guarantor and an indemnitor on two loans taken by the SPEs that own the Tivoli North Property. The OP, together with Calida Holdings III, LP, is also a guarantor and indemnitor for the benefit of the Tivoli North Preferred Member with respect to the Tivoli North Preferred Equity Investment. See Note 12 to our consolidated financial statements for additional information.

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

The Company, through one of its subsidiaries, is committed to fund up to $18.4 million of preferred units of AMS C-Store JV, LLC in connection with convenience store property developments across Texas, of which $0.9 million was unfunded as of September 30, 2026. See Note 13 to our consolidated financial statements for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Shares

On October 29, 2024, the Company announced that on October 28, 2024, the Board authorized a share repurchase program through which the Company may repurchase an indeterminate number of common shares and Series A Preferred Shares at an aggregate market value of up to $20.0 million during a two-year period that expired on October 28, 2026. On October 26, 2026, the Board authorized us to repurchase an indeterminate number of common shares and Series A Preferred Shares at an aggregate market value of up to $20.0 million during a two-year period that will expire on October 26, 2028. This authorization replaced the Board's prior share repurchase authorization. We may utilize various methods to effect the repurchases, and the timing and extent of the repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, including whether our common shares or Series A Preferred Shares are trading at a significant discount to NAV per share. During the nine months ended September 30, 2026 the Company repurchased 1,884,715 of its common shares at a total cost of approximately $9.5 million, or $5.04 per share on average. Since the inception of the share repurchase program through September 30, 2026, the Company had repurchased 2,446,872 of its common shares at a total cost of approximately $11.4 million, or $4.66 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions)
Beginning Total	1,187,077	$3.92	1,187,077	$15.4
July 1 – July 31	192,688	5.37	192,688	14.3
August 1 – August 31	412,848	5.33	412,848	12.1
September 1 – September 30	654,259	5.36	654,259	8.6
Total as of September 30, 2026	2,446,872	$4.66	2,446,872	$8.6

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

10.1*

Limited Consent and Seventeenth Omnibus Amendment, dated July 8, 2026, by and among CP Tower Owner, LLC, CP Land Owner, LLC, CP Equity Owner, LLC, CP Equity Land Owner, LLC, NexPoint Diversified Real Estate Trust, NexPoint Real Estate Partners, LLC, Delphi CRE Funding, LLC, ACORE Credit IV CLO Issuer 2018-1, LLC and ACORE Capital Mortgage, LP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXPOINT DIVERSIFIED REAL ESTATE TRUST

Signature	Title	Date

/s/ Jim Dondero	President	November 13, 2026
Jim Dondero	(Principal Executive Officer)

/s/ Paul Richards	Chief Financial Officer, Executive VP-Finance, Treasurer, and Assistant Secretary	November 13, 2026
Paul Richards	(Principal Financial Officer and Principal Accounting Officer)